Form 10-K
period 2018-06-30
EXTREME NETWORKS INC
filed 2018-08-29
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1.2 billion as of December 31, 2017 the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The NASDAQ Global Market reported on such date.  For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

118,320,200 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 24, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain matters included in this annual report on Form 10-K are, or may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also be in other sections of this annual report on Form 10-K. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

PART I

Item1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from the data center to the access point, Extreme designs and develops wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. We strive to help our customers and partners Connect Beyond the Network by building world-class software and network infrastructure solutions that solve the wide range of problems faced by information technology (“IT”) departments. With more than 30,000 customers globally, including half of the Fortune 50 and some of the world's leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare and manufacturing, we remain nimble and responsive to ensure customer and partner success. We call this Customer-Driven Networking™.

During fiscal year 2018, Extreme experienced a 62% year-over-year revenue growth.  These results reflect continued execution toward our strategic objectives, including results from the recently acquired fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) from Avaya Inc. (“Avaya”) and the data center business (the “Data Center Business”) of Brocade Communication Systems, Inc. (“Brocade”).  Fiscal year 2018 year-over-year revenue growth also includes a full year contribution from the wireless local area network (“WLAN”) business (the “WLAN Business”) from Zebra Technologies Corporation (“Zebra”) that was acquired in October 2016.

Enterprise network administrators from the data center to the access layer need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business and the ever-present need for network security.  Accelerators such as Internet of Things (“IoT”), artificial intelligence (“AI”), bring your own device (“BYOD”), machine learning (“ML”), cognitive computing, and robotics add complexity to challenge the capabilities of traditional networks. Technology advances have a profound effect across the entire enterprise network by placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, security, and analytics of the enterprise networks they manage.

Improving the network experience for enterprises that increasingly require greater simplification at the edge or the access layer of the network to ensure business success and provide a secure, unified, wired / wireless infrastructure augmented and managed through a single plane of glass remains a key focus with the introduction of our Smart OmniEdge product portfolio with the launch of ExtremeAI and Project Surge to simplify IoT security. Enterprises have also migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties and are adopting new IT delivery models and applications that require fundamental network alterations and enhancements spanning from device access point to the network core.  In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments.

A trend affecting the enterprise network equipment market is the continued adoption of the cloud-managed enterprise WLAN in the enterprise market. Hybrid cloud is a cloud computing environment which uses a mix of on-premise private cloud and third-party public cloud services with orchestration between the two platforms. We introduced ExtremeCloud, our Cloud offering in 2016 and announced our enhanced cloud offering in 2017.  ExtremeCloud is the only offering in the market that seamlessly integrates the Cloud with on premise infrastructures.

To facilitate the readers understanding, the following is a list of common terms in our industry used in the discussion of our business:

•

Internet Protocol: Internet Protocol (“IP”) is the principal set (or communications protocol) of digital message formats and rules for exchanging messages between computers across a single network or a series of interconnected networks, using the Internet Protocol Suite (often referred to as TCP/IP)

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
•

Fabric Attach:  Avaya’s Fabric Attach (“FA”) fundamentally introduces autonomic/automatic attachment to network services for end users IoT devices to a network infrastructure. Fabric Attach and Fabric Connect are key building blocks of the Avaya SDN Fx™ architecture.

•

Fabric Connect:   Fabric Connect is an extended implementation of the IEEE/IEFT standards for Shortest Path Bridging (“SPB”).  It offers a full-service network virtualization technology that combines the best of Ethernet and the best of IP.

•

Campus (Network): A campus network, or campus area network, or corporate area network (“CAN”) is a computer network made up of an interconnection of local area networks (“LANs”) within a limited geographical area, such as a college campus, company campus, hospital, hotel, convention center or sports venue.

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
•

Stackstorm: A platform for integration and automation across services and tools. It ties existing infrastructure and application environment to automate that environment. It has a particular focus on taking actions in response to events.

•

Artificial Intelligence: Artificial Intelligence (“AI”) is a set of technologies that enable computers to simulate the cognitive knowledge-processing capabilities of humans. Because it is artificial, the objective of most work in AI is to augment the capabilities of humans, not to replace them. Just as computers in general are applied to the tedious and repetitive tasks that humans find tedious, AI-based solutions can deal with often large (“Big Data”) volumes of digitally-encoded information dispassionately, unemotionally, rapidly, and, depending upon the parameters of a specific application and implementation, accurately. In network administration, AI can be applied to dealing with the “more-variables-than-equations nature” of   radio frequency settings in even very- large-scale Wi-Fi installations.  The goal is to achieve optimal network-wide performance more accurately and at lower cost than would be possible with humans alone.

•

Machine Learning: Machine Learning (“ML”) is a set of technologies, and itself a branch of AI, that enables computers to simulate human learning, with learning defined here as the ability to change behavior and/or essential capabilities (again, simulated as a digital process on a computer) in response to new information suitably encoded for consumption by the algorithms implementing ML. In other words, ML enables AI-based processes to “learn” from past behaviors and consequently to improve future results, in much the same way as experiential education benefits humans.

•

Wi-Fi: Wireless Access points using Radio Frequency and protocols to allow computers, smartphones, or other devices to connect to the Internet or communicate with one another wirelessly within an area.

•

Network Automation: Network Automation (“NA”) is a methodology in which software automatically configures, provisions, manages and tests network devices. It is used by enterprises and service providers to improve efficiency and reduce human error and operating expenses.

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

Industry Background

Enterprises are adopting new IT delivery models and applications that require fundamental network alterations and enhancements spanning from device access point to the network core. AI and ML technologies have the potential to vastly improve the network experience. When AI and ML are used in conjunction with an NA technology, administrators can make significant advances in productivity, availability, accessibility, manageability, security and speed of their network infrastructure. These emerging technologies are driving administrators to a mindset of change toward agile processes that allow a versatile workforce to improve the rate of innovation of the enterprise safely, securely and with confidence.

AI, ML and NA have increased the relevance and importance of the network in the enterprise. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response and massive scalability.

The networking industry appears to be invigorated by this wave of technological change:

•

Ethernet (wired and wireless) has solidified its role in both public and private networks through its scalability, adaptability and cost-effectiveness. At the same time, the enterprises and service providers expect the technology to follow a price-performance curve that mandates continued innovation by Ethernet vendors.

•

The mobile workforce continues to proliferate. Employees expect high-quality and secure access to corporate resources in a BYOD world across a diversity of endpoints such as laptops, tablets, smart phones and wearables, whether they are within the corporate firewall or on-the-go.  With ExtremeManagement, IT departments focus their investment decisions on this mobile workforce, taking a unified view of wireless access, from the campus core and the data center.  Extreme offers end-to-end solutions that permit IT managers to meet employee expectations and to maximize IT return on investment.

•

Verticals such as retail, finance, healthcare, education, manufacturing, government and hospitality (which includes sports and entertainment venues) are connecting with their customers and guests beyond the network. These enterprises are investing in guest and location technologies that connect with their customers via their mobile devices over their WLAN. This allows them to obtain rich analytics for contextual marketing, which in turn, enables them to deliver a personalized brand experience. ExtremeGuest and ExtremeLocation have been built on cloud-based technology for simple implementation and fast release to market to better provide necessary insights into guest demographics and location-based analytics.

•

The Internet of Things. The Internet of Things is having dramatic effects on network infrastructure in healthcare, education, manufacturing, government and retail as more “smart” devices are entering the networks. These devices pose opportunities as well as threats to the network.

•

Growing usage of the cloud. Enterprises have migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties.  In either case, the network infrastructure must adapt to this new dynamic environment.  Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Ethernet speeds, scaling from 10 Gigabits per second ("G") to 100G, provide the infrastructure for both private and public clouds. In addition, there is growing interest in SDN approaches that may include technologies such as OpenFlow, OpenStack, and CloudStack for increased network agility.

•

Vendor consolidation is expected to continue. Consolidation of vendors within the enterprise network equipment market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. We identified this trend in 2013 with our acquisition of Enterasys. Further, we believe customers are demanding more end-to-end, integrated networking solutions. To address this demand, we acquired the WLAN Business of Zebra in October 2016, the Campus Fabric Business from Avaya in July 2017, and the Data Center Business from Brocade in October 2017.

Our strategy, product portfolio and research and development are closely aligned with what we have identified as the following trends in our industry:

○	The software segment of the worldwide enterprise network equipment market has continued to evolve and demands for improvements in Network Management will continue.
➣

We announced our Extreme Management Console in Fiscal 2017.  This innovative software helps IT network administrators to navigate the unprecedented demands caused by the surge of IoT devices and technology.

○	Enterprise adoption of the cloud and open-source options are disrupting traditional license and maintenance business models.
➣

We announced cloud offerings in April 2016 and enhanced those offerings in 2017. Extreme began participation in the OpenSwitch program in May 2016 and now participates in the StackStorm community with the acquisition from Brocade in November 2017.

o

Enterprise adoption of new financing solutions allows for increased flexibility, Limited investment and zero long-term commitments.  These offerings are changing the traditional CAPEX model to (OPEX) models using financing purchases over time are disrupting traditional sell-in business models.

➣	We announced Extreme Capital Solutions in April 2018. The offering includes subscription, capital leasing and usage business models that provide flexibility for partners and customers.
○	Growth of wireless devices continues to outpace hardwire switch growth.
➣	We announced our 802.11ac Wave 2 wireless offering in late 2015 and plans to continue to advance our wireless portfolio of indoor and outdoor access points.

The Extreme Strategy

We are focused on delivering end-to-end IP networking solutions for today’s enterprise environments. From wireless and wired access technologies, through the campus, core and into the datacenter, Extreme is developing solutions to deliver outstanding business outcomes for our customers.  Leveraging a unified management approach, both on premise and in the cloud, we continue to accelerate adoption and delivery of new technologies in support of emerging trends in enterprise networking. We continue to execute on our growth objectives by maximizing customer, partner, and shareholder value.

In fiscal 2014, we completed the acquisition of Enterasys Networks.  In fiscal 2017, we completed the acquisition of the WLAN Business from Zebra. In fiscal 2018, we completed the acquisitions of the Campus Fabric Business from Avaya and the Data Center Business from Brocade. These acquisitions support our growth strategy to lead the enterprise network equipment market with end-to-end software-driven solutions for enterprise customers from the data center to the wireless edge.  After the closing of the acquisitions of the Campus Fabric Business and Data Center Business, Extreme immediately became a networking industry leader with more than 30,000 customers. As a network switching leader in enterprise, datacenter and cloud, after closing of the Campus Fabric Business, we combine and extend our world-class products and technologies to provide customers with some of the most advanced, high performance and open solutions in the market as well as a superb overall customer experience.  The combination of Extreme, the Campus Fabric Business and the Data Center Business is significant in that it brings together distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center and cloud to offer a complete, unified portfolio of software-driven network access solutions.

Provider of high quality, software-driven, secure networking solutions and the industry’s #1 customer support organization

•	Only multi-vendor network management with “single pane of glass”.
•	Delivering new releases of next generation portfolio organically and through acquisition.

Key elements of our strategy include:

•

Focus on being nimble and responsive to customers and partners, we call this “Customer-Driven Networking™.”  We work with our customers to deliver software-driven solutions from the enterprise edge to the cloud that are agile, adaptive, and secure to enable digital transformation for our customers. We help our customers move beyond just “keeping the lights on”, so they can think strategically and innovate. By allowing customers to access critical decision-making intelligence, we are able reduce their daily tactical work so they can spend their time on learning and understanding how to innovate their business with IT.

•

Enable a common fabric to simplify and automate the network.  With the acquisition of the Campus Fabric Business, Extreme now has access to field driven Campus and Data Center Fabric technologies.  Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be turned up faster, with lower likelihood of error.  They make the underlying network much easier to design, implement, manage and troubleshoot.

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
•

Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs that provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-days-a-year real-time response support.

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

•

Expand market penetration by targeting high-growth market segments.  Within the Campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth.  Our Data Center approach leverages our product portfolio to address the needs of public and private Cloud Data Center providers.  Within the Campus we also target the high-growth physical security market, converging technologies such as Internet Protocol (“IP”) video across a common Ethernet infrastructure in conjunction with technology partners.

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

Our key points of differentiation include:

•

Data Center to access edge wired and wireless solutions.  The addition of the WLAN Business and the Campus Fabric Business will allow Extreme to offer a complete, unified portfolio of software-driven network access solutions.   We offer the latest in wireless access points for both outdoor and indoor use plus a complete line of switches for the Campus, Core and Data Center.

•

Multi-vendor management from a “single pane-of-glass”.  Extreme’s Management Center (“XMC”) is a single unified management system that is designed to provide visibility, security, and control across the entire network.  This can make the network easier to manage and troubleshoot, often with lower operating expenses. Extreme’s software can manage third-party vendors’ network devices, including products of the Campus Fabric Business, enabling our customers to potentially maximize device lifespan and protect investments.

•

Software-driven vertical solutions. Extreme’s software-driven solutions are designed to be easily adaptable to vertical solutions in industries such as healthcare, education, manufacturing, retail, transportation and logistics, government and hospitality.  Extreme solutions are also designed to be well-suited for vertical-specific partners in these industries.

•

Extreme Validated Design. Extreme helps customers consider, select, and deploy data center network solutions for current and planned needs is our mission. Extreme Validated Designs offer a fast track to success by accelerating that process. Validated designs are repeatable reference network architectures that have been engineered and tested to address specific use cases and deployment scenarios.

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

Our product categories include:

•

Edge/Access Ethernet switching systems. Our ExtremeSwitching Edge/Access Switch portfolio delivers Ethernet connectivity for the Edge of the network. Within this portfolio are products offering Access connection speeds ranging from 100M to 10G – including new multi-rate 2.5G and 5G capabilities. These Switches provide various physical presentations (copper and fiber) along with options to deliver traditional Ethernet or convergence-friendly Power-over-Ethernet (“POE”), including high-power universal PoE consisting of 60W power to support new classes of Ethernet-powered devices. These Switching products, combined with our mature operating systems, deliver the features, performance, and reliability required by our customers to deploy, operate and manage converged networking infrastructures.

This category was further enhanced in fiscal year 2017 with the introduction of a new family of entry-level Access Switches, the ExtremeSwitching 200 Series which target small and medium enterprises looking for an economical wired Access solution. The category of products has also been enhanced by the recent addition of the assets of the Campus Fabric Business, which brings three additional product lines – the ERS 3000, 4000, and 5000 Series which address, respectively, entry-level, mainstream, and premium edge networking markets.  These families were refreshed in fiscal 2017 to add the latest switching architectures enabling them to deliver more physical capabilities. The ERS 3000, 4000 and 5000 Series also provide seamless access to a Fabric-based Core by delivering automation and hyper-segmentation, along with the ability to harden the perimeter of the network infrastructure.

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

This category was enhanced in fiscal year 2017 with the introduction of the ExtremeSwitching X870 Series, a high-density 100G switch designed for high-performance enterprise and Cloud Data Centers. This is available in a compact 1RU form factor and supports multi-rate 10G, 25G, 40G, 50G and 100G interface speeds. The X870 Series is ideal for either Spine/Leaf or high-density Top-of-Rack architectures.  During fiscal year 2017, we also introduced ExtremeSwitching X690 Series, a are high-density, purpose-built 10G/100G switches ideal for top-of-rack and/or edge leaf applications within high-performance data centers. The X690 supports a range of interface speeds, including 1G, 10G, 25Gb, 40G, 50G and 100G, the X690 comes in a compact 1RU form factor.

The addition of assets of the Campus Fabric Business included the recently released VSP 8600 Series – a next-generation, low-profile, high-density Ethernet switch for the Core and Aggregation.  This new switch complements the fixed and semi-modular VSP 8000 Series products that are currently in the market, and together these products empower the creation of versatile always-on campus solutions that are Fabric-enabled and 100 Gigabit-ready. The technologies supported by these innovative platforms can also leverage automated network attachment to proactively reduce operational burden and time-to-service.

•

Data Center switching systems: Our ExtremeSwitching Data Center switches provide the highest levels of reliability and throughput - specifically designed to address the exacting demands of high-performance enterprise and Cloud Data Centers.  These switches are available in both fixed and modular chassis configurations and include a set of advanced features such as redundant management and fabric modules, hot-swappable line cards on our chassis-based platforms, as well as multi-speed stacking of up to 100G and flexible 10/25/40/50/100G port options on our fixed-form platforms, which makes these switches well-suited for a majority of enterprise Data Center environments.  Both platform types also provide redundant power supplies and fan trays to ensure high hardware availability.

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

•

Centralized network visibility, control, and insights. Our Extreme Management Center empowers our customers to turn their network into a strategic business asset that drives crucial business objectives. It provides visibility, control and meaningful information across the wired and wireless network, from the edge to the private cloud, across multi-vendor environments. Our Extreme Management Center gives IT departments visibility and automated control over users, devices, and applications. It enables them to manage, automate and report on the entire network and applications. With Extreme Management Center, IT can correlate network and application performance with user and device activities to troubleshoot issues fast. Strategic information from the network allows enterprises to make real-time decisions on policies, devices, applications, and people. This way, the implementation of new technologies such as BYOD and IoT can be automated and securely executed. Customers can deploy, configure, monitor and support the complete range of wired, wireless and switching infrastructure and set network-wide policy to enable enterprises to reduce the overall cost of network administration and operations, protect corporate resources and provide a consistently high-quality user experience that is managed through a single pane of glass, no need to switch screens or applications.

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

ExtremeAnalytics, also a part of our Extreme Management Center, is a network-powered application analytics and optimization solution that captures network data, then aggregates, analyzes, correlates and reports on it to enable better decision making and improved business performance. Granular visibility into network and application performance, users, locations and devices empowers our customers to make data-driven business decisions. Customers can save operational costs, solve issues faster and deliver a superior end user experience with real-time data in one easy-to-read dashboard. Our solution speeds up troubleshooting by separating the network from application performance so IT can quickly identify root-causes. ExtremeAnalytics makes our customers’ networks safer as it monitors shadow IT, identifies and reports malicious or unwanted applications, and monitors security compliance. Because of the value ExtremeAnalytics provides, Extreme was selected as the Official Wi-Fi & Analytics Provider for the NFL, including Super Bowl XLVIII, XLIX, XLVI, XLI, LI and LII.

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

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2018, our worldwide sales and marketing organization consisted of 960 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in six states and international sales offices located in 30 countries. The new talent brought in through the acquisitions of the WLAN Business, Campus Fabric Business and Data Center Business adds significant depth to our marketing efforts.

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

•

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers who may benefit from the broad service and product fulfillment capabilities offered by these distributors. Extreme maintains distribution agreements with our largest distributors, Westcon Group, Tech Data Corporation and Jenne Corporation on substantially the same material terms as we generally enter into with each of our distributor partners.  Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts and participate in various cooperative marketing programs to promote the sale of our products and services.

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

•

Field Sales. Our field sales organization is trained to sell solutions, support and develop leads for our resellers and to establish and maintain key accounts and strategic end-user customers. To support these objectives, our field sales force:

○	Assists end-user customers in finding solutions to complex network system and architecture problems,
○	Differentiates the features and capabilities of our products from competitive offerings,
○	Continually monitors and understands the evolving networking needs of enterprise and service provider customers,

○	Promotes our products and ensures direct contact with current and potential customers,
○	Assists our resellers to drive opportunities to closure business.

Although we compete in many vertical markets, in fiscal year 2018, we have focused on the specific verticals of healthcare, education, manufacturing, government and hospitality, which includes sports and entertainment venues. Years of experience and a track record of success in the verticals we serve enables us to address the following industry-specific problems.

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

Customer Profiles:

Furthermore, in fiscal 2018, we decided to focus on the following customer profiles where we believe we can add the most value:

•	Customer size: Those customers with annual revenue of $100 million to $2.5 billion.
•	Target deployment: Campus deployments with 250 to 5,000 employees or education campuses with 1,000 to 15,000 students.
•	Target data centers: Data centers with 1,000 servers or less.
•	Vertical markets: Healthcare, education, government, manufacturing, retail, hospitality, which includes sports and entertainment venues, and retail.
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

Customers with 10% of net revenue or greater

The following table sets forth major customers accounting for 10% or more of our net revenue:

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
		(As adjusted*)	(As adjusted*)
Tech Data Corporation	14%	16%	17%
Jenne Corporation	13%	15%	14%
Westcon Group Inc.	13%	12%	13%

*The above summary table of our major customers accounting for 10% or more of our net revenue for the years ended June 30, 2018, 2017, and 2016 reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”).

International sales

International sales are an important portion of our business. In fiscal 2018, sales to customers outside of the United States accounted for 50% of our consolidated net revenues, compared to 49% in fiscal 2017 and 55% in fiscal 2016. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts.  The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

We operate in one segment, the development and marketing of network infrastructure equipment. Information concerning revenue, results of operations and revenue by geographic area is set forth under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, both of which are incorporated herein by reference.  Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

Marketing

We continue to develop and execute on a number of marketing programs to support the sale and distribution of our products by communicating the value of our solutions to our existing and potential customers, our distribution channels, our resellers and our technology alliance partners.  Our marketing efforts include participation in industry tradeshows, conferences and seminars, publication of technical and educational articles in industry journals, communication across social media channels, frequent updates to our publicly available website, promotions, web-based training courses, advertising, analyst relations and public relations.  We also submit our products for independent product testing and evaluation.  Extreme participates in numerous industry analyst ratings including Gartner Magic Quadrants, Gartner Critical Capabilities, Gartner Peer Insights, Forrester Waves, IDC MarketScapes and InfoTech Vendor Landscapes.

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

Our product backlog at June 30, 2018, net of anticipated back end rebates for distributor sales, was $42.5 million, compared to $25.5 million at June 30, 2017.

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

Customer Service and Support

Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

•

Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers ("TACs"), located in Morrisville, North Carolina; Salem, New Hampshire; Holtsville, New York; San Jose, California; Reading, United Kingdom; Penang, Malaysia; Brno, Czech Republic; Utrect, Netherlands; Bangalore and Chennai, India. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

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

Long-Lived Assets

See Note 5 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our long-lived assets.

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in lower cost regions. We rely upon third-party contract manufactures and original design manufacturers (Alpha Networks, Delta Networks Inc, Foxconn, Senao Networks and Wistron NeWeb Corporation) to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition and the geographies in which they operate. Our arrangements with these manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexibility regarding capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allows us to adjust more quickly to changing end-customer demand.  The manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization (“ISO”) 9001 standards.

We use a collaborative sales and operations planning (“S&OP”) forecast of expected demand based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. We update these forecasts monthly to determine our material requirements.  Our manufacturing partners procure the majority of the components needed to build our products based on our demand forecasts.  This allows us to leverage the purchasing power of our manufacturing partners. Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. From time to time, we may experience significant price volatility or supply constraints for certain components that are not available from multiple sources or where our suppliers are geographically concentrated. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We may also acquire component inventory in anticipation of supply constraints, or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply.  Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key merchant silicon vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features.

We believe that our sourcing and manufacturing strategy allows us to conserve capital, lower costs of product sales, adjust quickly to changes in market demand, and operate without dedicating significant resources to manufacturing-related plant and equipment. As part of our effort to optimize our operations, we continue to focus on driving cost reductions through sourcing, rationalizing our supply chain, outsourcing or virtualizing certain activities, and consolidating distribution sites and service logistics partners. These efforts also include process optimization initiatives, such as vendor managed inventory, and other operational models and strategies designed to drive improved efficiencies in our sourcing, production, logistics and fulfillment.

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

Our product development activities focus on solving the needs of customers in the enterprise campus by providing an end-to-end, wired and wireless network solution from the access edge to the private clouds in targeted verticals. Current activities include the continuing development of our innovative switching technology aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, 1G, 2.5G, 5G, 20G, 25G, 40G, 50G and 100G Ethernet, routing, timing and resiliency protocols, open standards interfaces, software defined networks, network security, identity management, data center fabrics, and wireless networking.

We plan to continue to enhance the functionality of our modular operating systems which have been designed to provide high reliability and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2018, our research and development organization consisted of 999 employees.  Research and development efforts are conducted in several of our locations, including San Jose, California, Morrisville, North Carolina; Salem, New Hampshire; Toronto, Canada, and Bangalore and Chennai, India. Our research and development expenses in fiscal years 2018, 2017 and 2016 were $183.9 million, $93.7 million and $78.7 million, respectively.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  As of June 30, 2018, we had 620 issued patents in the United States and 88 patents outside of the United States.  The expiration dates of our issued patents in the United States range from 2018 to 2035.  Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology.  As of June 30, 2018, we had 20 registered trademarks in the United States and 113 registered trademarks outside of the United States.

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

Competition

The market for network switches, routers and software (including analytics) which is part of the broader market for networking equipment is extremely competitive and characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. We believe the principal competitive factors in this market are:

•	expertise and familiarity with network protocols, network switching/routing/wireless and network management;
•	expertise and familiarity with application analytics software;
•	expertise with network operations and management software;
•	expertise in machine learning and artificial intelligence;
•	product performance, features, functionality and reliability;
•	price/performance characteristics;
•	timeliness of new product introductions;
•	adoption of emerging industry standards;
•	customer service and support;
•	size and scope of distribution network;
•	brand name;
•	breadth of product offering;
•	access to customers; and
•	size of installed customer base.

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Dell, Hewlett-Packard Enterprise Co., Huawei Technologies Co. Ltd., Arista Networks Inc., Arris Corporation, and Juniper Networks Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

We expect to face increased competition from both traditional networking solutions companies and Cloud platform companies offering Infrastructure-as-a-Service (“IaaS”) and Platform-as-a-Service (“PaaS”) products to enterprise customers. In that regard, we expect to face increased competition from certain Cloud Computing companies such as Amazon Web Services (“AWS”), Microsoft (“Microsoft Azure”), and Google Inc. (“Google Cloud Platform”) providing a cloud-based platform of data center compute and networking services for enterprise customers.

With the acquisitions of assets from Zebra, Avaya and Brocade, we believe Extreme is uniquely positioned to address the most pressing market needs from the campus to the data center. Although we believe that our solutions and strategy will improve our ability to meeting the needs of our current and potential customers we cannot guarantee future success.

Restructuring

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

Fiscal year 2017

During fiscal 2017, we continued to realign our operations by continuing to review our excess facilities, expected sublease income, and implemented a reduction-in-force.  We subleased our previous headquarters location at Rio Robles Drive in San Jose, California (“Rio Robles”) and moved into a larger location at 6480 Via del Oro in San Jose, California (“Via del Oro”) acquired as part of the WLAN Business acquisition.  Additionally, due to the acquisitions of the Campus Fabric Business and the Data Center Business, there was a need to accommodate the increase in headcount.  To address this need, the Company reoccupied a majority of the previously exited space in its Salem, New Hampshire location.  In addition, we announced a reduction-in-force during the fiscal year affecting 90 employees.

Fiscal year 2018

During fiscal 2018, we executed a plan to re-align our resources to take advantage of new growth opportunities as a result of the acquisitions of the Campus Fabric Business and the Data Center Business. The restructuring plan is expected to reduce our overall costs and to accelerate the achievement of our operating margin target objectives. The costs associated with this restructuring plan primarily included employee severance and benefits expenses and affected 180 employees.

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

Employees

As of June 30, 2018, we employed 2,713 people, including 931 in sales and marketing, 999 in research and development, 249 in operations, 393 in customer support and services and 141 in finance and administration. We have never had a work stoppage and no employees in the United States are represented under a collective bargaining agreement. We consider our employee relations to be good.

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

Our corporate governance guidelines, the charters of our audit committee, our compensation committee, our nominating and corporate governance committee and our code of business conduct and ethics policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on the Investors section of our website at investor.extremenetworks.com under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

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

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders' percentage ownership;
•	incur additional debt;
•	assume contingent liabilities; or
•	expend significant cash.

These actions could have a material adverse effect on our operating results or the price of our common stock.

For example, on October 28, 2016, we completed the acquisition of the WLAN Business from Zebra and amended our prior credit facility with our lenders to finance the acquisition.  On July 14, 2017, we completed the acquisition of the Campus Fabric Business and on October 27, 2017, we completed our acquisition of the Data Center Business.  Upon the terms and subject to the conditions of the respective Asset Purchase Agreements, we acquired customers, employees, technology and other assets, as well as assumed certain contracts and other liabilities of the Campus Fabric and Data Center Businesses.   As of June 30, 2018, we have $200 million of indebtedness outstanding under our current Credit Agreement.

There can be no assurance we will achieve the revenues, growth prospects and synergies expected from any acquisition or that we will achieve such revenue, growth prospects and synergies in the anticipated time period and our failure to do so could have a material adverse effect on our business, operating results and financial condition. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

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

Our debt instruments, including our Credit Agreement, impose, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

The agreements governing our Credit Agreement also require us to achieve and maintain compliance with specified financial ratios. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios could result in a default under our debt instruments. If any such default occurs, the lenders under our Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our credit agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

If we fail to meet our payment or other obligations under our Credit Agreement the lenders under such Credit Agreement, as amended, could foreclose on, and acquire control of, substantially all of our assets.

Our Credit Agreement is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our Credit Agreement are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due, the lenders under our Credit Agreement will have the right to proceed against this pledged capital stock and take control of substantially all of our assets.

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

We cannot assure future profitability, and our financial results may fluctuate significantly from period to period.

We have reported losses in each of our five most recent fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year.  Even if we are profitable, our operating results may fall below our expectations and those of our investors, which could cause the price of our stock to fall.

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

•	our sales to the telecommunications service provider market, which represents a significant source of large product orders, being especially volatile and difficult to forecast;
•	product returns or the cancellation or rescheduling of orders;
•	announcements and new product introductions by our competitors;
•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;
•	our ability to achieve and maintain targeted cost reductions;
•	fluctuations in warranty or other service expenses actually incurred;
•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis;
•	increases in the price of the components we purchase; and
•	changes in funding for customer technology purchases in our markets.

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

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;
•	difficulties in managing operations across disparate geographic areas;
•	difficulties associated with enforcing agreements through foreign legal systems;
•	reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;
•	higher credit risks requiring cash in advance or letters of credit;
•	potential adverse tax consequences;
•	compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations;
•	compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls and the Foreign Corrupt Practices Act;
•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations:
•

political and economic turbulence or uncertainty, such as the United Kingdom’s 2016 referendum, commonly referred to as “Brexit” that has created economic and political uncertainty in the European Union;

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

Intense competition in the market for networking equipment and Cloud platform companies could prevent us from increasing revenue and attaining profitability.

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Dell, Inc. Hewlett-Packard Enterprise Company, Huawei Technologies Co. Ltd., Arista Networks, Inc., Arris Corporation and Juniper Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

We may also face increased competition from both traditional networking solutions companies and Cloud platform companies offering IaaS and PaaS products to enterprise customers. In particular, AWS, Microsoft Azure and the Google Cloud Platform may provide enterprise customers with a cloud-based platform of data center compute and networking services.

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

We intend to invest in engineering, sales, services, marketing and manufacturing on a long-term basis, and delays or inability to attain the expected benefits may result in unfavorable operating results.

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

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer or cancel orders for our existing products; in addition, ending sales of existing products may cause customers to cancel or defer orders for our existing products. These actions could have a material adverse effect on our operating results by unexpectedly decreasing sales, increasing inventory levels of older products and exposing us to greater risk of product obsolescence.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to:

•	comply with securities laws and regulations or similar regulations of comparable foreign regulatory authorities;
•	comply with export controls and sanctions laws and regulations or similar regulations of comparable foreign regulatory authorities;
•	comply with anti-corruption laws and regulations or similar regulations of comparable foreign regulatory authorities;
•	comply with internal controls that we have established;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software) and other intellectual property rights. As we have grown it has, and may continue to, experience greater revenues and increased public visibility, which may cause competitors, customers, and governmental authorities to be more likely to initiate litigation against us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, the lack of predictability of such awards and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Furthermore, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenue from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

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

Our operating results may be negatively affected by legal proceedings.

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 9 to our Notes to Consolidated Financial Statements included elsewhere in this Annual Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

Failure to protect our intellectual property could affect our business.

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

We primarily rely on our manufacturing partners: Alpha Networks; Senao Networks; Foxconn; Delta Networks and Wistron NeWeb Corporation and select other partners to manufacture our products. We have experienced delays in product shipments from some of our manufacturing partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls. We need to ensure that any businesses acquired, including the WLAN Business, the Campus Fabric Business, and the Data Center Business are appropriately integrated in our financial systems. Any delay in the implementation of, or disruption in the integration of acquired businesses, or delay and disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to record and report financial and management information on a timely and accurate basis, or to forecast future results.

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

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to U.S. Internal Revenue Code Section 382. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted an Amended and Restated Rights Agreement to help protect our assets (the “Rights Agreement”). In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our board of directors, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. Our Rights Agreement is effective through May 31, 2019, subject to ratification by a majority of our stockholders at the next annual shareholders meeting, expected to be held on November 8, 2018.

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

Federal securities laws, rules and regulations, as well as NASDAQ Stock Market rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance, which investments may have a material impact on our financial condition.

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

Our stock price has been volatile in the past and may significantly fluctuate in the future.

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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive or classified information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. In addition, as a provider of products and services to the government, our products and services may be the targets of cyber attacks that attempted to sabotage or otherwise disable them, or our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber attacks. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in San Jose, California where we currently lease approximately 185,000 square feet of space under a lease agreement that expires in fiscal year 2027.

In addition to our headquarters in San Jose, we lease additional sites in the United States, including facilities in Salem, New Hampshire and Morrisville/Raleigh, North Carolina for research and development, sales and marketing and administrative offices. Outside the United States, we also lease office space in various other international geographic locations for research and development, sales and service personnel and administration in Other Americas, EMEA and APAC, including Ottawa, Canada, Bangalore, India, Chennai, India, Markham, Canada, Reading, United Kingdom and Shannon, Ireland.

As of June 30, 2018, we have leased approximately 1.0 million square feet of space with various expiration dates between fiscal year 2019 and fiscal 2028. We believe that our current facilities are sustainable and adequate to meet our current needs and the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 9. Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock trades on the NASDAQ Global Market and commenced trading on NASDAQ on April 9, 1999 under the symbol “EXTR”.  The following table sets forth the high and low sales prices as reported by NASDAQ.  Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Stock Prices	High	Low
Fiscal year ended June 30, 2018:
First quarter	$12.14	$8.40
Second quarter	$14.34	$10.12
Third quarter	$15.55	$10.23
Fourth quarter	$11.76	$7.63
Fiscal year ended June 30, 2017:
First quarter	$4.54	$3.37
Second quarter	$5.10	$4.05
Third quarter	$7.51	$5.15
Fourth quarter	$10.70	$6.90

As of August 24, 2018, there were 188 stockholders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders not later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The NASDAQ Stock Market (U.S. companies) and the NASDAQ Computer Manufacturers Securities for the period commencing July 1, 2013 and ending on June 30, 2018.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Data and graph are calculated from CRSP Total Return Index for the NASDAQ Stock Market (US Companies) and NASDAQ Computer Manufacturers Securities, Center for Research in Security Prices (CRSP), Booth School of Business, and The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the fiscal years ended June 30, 2018, 2017, 2016, 2015 and 2014 derived from the Company’s audited financial statements (in thousands, except per share amounts). These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results. The Company adopted the Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) on July 1, 2017. Selected financial data for the fiscal years ended, and as of, June 30, 2017 and 2016 are adjusted for the adoption of Topic 606.

	Year Ended June 30,
	2018		2017	2016	2015	2014
			(As adjusted)	(As adjusted)
Consolidated Statements of Operations Data:
Net revenues	$983,142	(2)	$607,084	$519,834	$552,940	$519,554
Operating income (loss) (1)	$(38,210)		$6,040	$(30,029)	$(62,994)	$(50,232)
Net loss	$(46,792)		$(1,744)	$(36,363)	$(71,643)	$(57,310)
Net loss per share – basic	$(0.41)		$(0.02)	$(0.35)	$(0.72)	$(0.60)
Net loss per share – diluted	$(0.41)		$(0.02)	$(0.35)	$(0.72)	$(0.60)
Shares used in per share calculation – basic	114,221		108,273	103,074	99,000	95,515
Shares used in per share calculation – diluted	114,221		108,273	103,074	99,000	95,515
(1)	Operating income (loss) include the following operating expenses (in thousands):
	Year Ended June 30,
	2018	2017	2016	2015	2014
Acquisition and integration costs, net of bargain purchase gain	$53,900	$13,105	$1,145	$10,205	$25,716
Restructuring charge, net of reversals	$8,140	$8,896	$10,990	$9,819	$510
Amortization of intangibles	$8,715	$8,702	$17,001	$17,869	$16,711
(2)	The significant increase in net revenues during the year ended June 30, 2018 was primarily due to the acquisitions of the Campus Fabric and Data Center Businesses.
	As of June 30,
	2018		2017	2016	2015	2014
			(As adjusted)	(As adjusted)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$122,598		$130,450	$94,122	$76,225	$105,882
Inventories	$63,867	(1)	$47,410	$41,345	$58,014	$57,109
Total assets	$770,248	(1)	$459,700	$360,827	$428,660	$526,432
Deferred revenue, net	$174,525	(1)	$104,341	$94,860	$99,782	$97,677
Debt, net of issuance costs	$197,756	(1)	$92,702	$55,074	$66,400	$120,990
Other long-term liabilities	$65,235	(1)	$15,102	$13,328	$10,264	$8,595
Common stock and capital in excess of par value	$942,397		$909,155	$884,706	$865,382	$845,364
Accumulated deficit	$(828,078)		$(781,286)	$(779,542)	$(759,856)	$(688,213)

(1)

The significant increases in inventories, total assets, deferred revenue, debt and other long-term liabilities during the year ended June 30, 2018 was primarily due to the acquisitions of the Campus Fabric and Data Center Businesses.

Quarterly Financial Data (Unaudited)

Quarterly results for the years ended June 30, 2018 and 2017 are as follow (in thousands, except per share amounts). Quarterly financial data for each quarter in the fiscal year ended June 30, 2017 are adjusted for the adoption of Topic 606.

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net revenues	$278,300	$262,004	$231,123	$211,715
Gross profit	$150,167	$142,983	$128,986	$112,381
Net (loss) income (1)	$(5,632)	$(13,613)	$(31,923)	$4,376
Net (loss) income per share – basic	$(0.05)	$(0.12)	$(0.28)	$0.04
Net (loss) income per share – diluted	$(0.05)	$(0.12)	$(0.28)	$0.04

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(As adjusted)
Net revenues	$178,907	$149,196	$156,377	$122,604
Gross profit	$102,615	$82,804	$79,652	$65,886
Net income (loss) (1)	$13,204	$(4,977)	$(4,229)	$(5,742)
Net income (loss) per share – basic	$0.12	$(0.05)	$(0.04)	$(0.05)
Net income (loss) per share – diluted	$0.12	$(0.05)	$(0.04)	$(0.05)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(1)	Net income (loss) include the following operating expenses (in thousands):
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Acquisition and integration costs, net of bargain purchase gain	$6,225	$9,316	$34,115	$4,244
Restructuring charge, net of reversals	$3,220	$4,920	$—	$—
Amortization of intangibles	$2,254	$2,101	$2,746	$1,614

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Acquisition and integration costs	$3,197	$3,418	$4,169	$2,321
Restructuring charge, net of reversals	$(676)	$7,719	$1,853	$—
Amortization of intangibles	$1,192	$1,193	$2,175	$4,142

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

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leading provider of network infrastructure equipment and offers related maintenance contracts for extended warranty and maintenance to our enterprise, data center and service provider customers.  We were incorporated in California in May 1996, and reincorporated in Delaware in March 1999.  Our corporate headquarters are located in San Jose, California. Substantially all of our revenue is derived from the sale of our networking equipment and related maintenance contracts.

Extreme is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from the data center to the access point, Extreme designs, develops and manufactures wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. We strive to help our customers and partners Connect Beyond the Network by building world-class software and network infrastructure solutions that solve the wide range of problems faced by IT departments.

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

A trend effecting the Enterprise Network Equipment market is the continued adoption of the cloud-managed enterprise WLAN in the enterprise market. Hybrid cloud is a cloud computing environment which uses a mix of on-premises, private cloud and third-party, public cloud services with orchestration between the two platforms. We introduced our Cloud offering in 2016 and announced our enhanced cloud offering in 2017.  ExtremeCloud is the only offering in the market that seamlessly integrates the cloud with on-premise infrastructures. (See Part 1, Item 1. Business, for additional discussion of our business)

Acquisitions

WLAN Business

We completed the acquisition of Zebra’s WLAN Business on October 28, 2016.  Under the terms of the purchase agreement, we acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for net cash consideration of $49.5 million.

The acquisition was accounted for using the acquisition method of accounting.  The purchase price allocation as of the acquisition date is set forth in Note 4. Business Combinations in our Notes to Consolidated Financial Statements and reflects fair values. The fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists.  All valuations were considered finalized as of June 30, 2018.

During the fiscal year ended June 30, 2017, we recognized acquisition and integration costs of $2.1 million and $6.6 million, respectively, which are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying consolidated statements of operations.

Campus Fabric Business

We completed the acquisition of Avaya Inc.’s (“Avaya”) fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) on July 14, 2017 (“Campus Fabric Business Closing Date”) pursuant to the Campus Fabric Business Purchase Agreement dated March 7, 2017 between Avaya and Extreme.  We acquired customers, employees, technology and other assets, as well as assumed contracts and other liabilities of the Campus Fabric Business, for purchase consideration of $79.4 million, including all adjustments.  See Note 4. Business Combinations, for additional information.

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

During the year ended June 30, 2018, we recognized acquisition and integration costs of $12.4 million and $6.3 million, respectively, related to the Campus Fabric Business which are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying consolidated statements of operations.

Data Center Business

We completed our acquisition of the data center business (the “Data Center Business”) of Brocade Communication Systems, Inc. (“Brocade”) on October 27, 2017 (“Data Center Business Closing Date”).  Upon the terms and subject to the conditions of the Data Center Business Asset Purchase Agreement (“Data Center Business APA”), we acquired customers, employees, technology and other assets of the Data Center Business, as well as assumed certain contracts and other liabilities of the Data Center Business, for an upfront cash closing payment equal to $23.0 million, plus deferred payments of $20.0 million to be paid $1.0 million per quarter for 20 full quarters following the Data Center Business Closing Date, plus quarterly earn out payments equal to 50% of profits of the Data Center Business for the five-year period commencing at the end of our first full fiscal quarter following the Data Center Business Closing Date.  See Note 4. Business Combinations, for additional information.

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

During the year ended June 30, 2018, we recognized acquisition and integration costs of $36.0 million and $4.2 million, respectively, including a $25.0 million consent fee paid to Broadcom Corporation (“Broadcom”), to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow the Company to buy the Data Center Business directly from Brocade. Acquisitions costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying consolidated statements of operations.

Results of Operations

Following is a summary of our results of operations during fiscal 2018:

•	Net revenue of $983.1 million, increased 61.9% from fiscal 2017 net revenue of $607.1 million.
•	Product revenue of $764.5 million, increased 66.0% from fiscal 2017 product revenue of $460.4 million.
•	Service revenue of $218.7 million, increased 49.1% from fiscal 2017 service revenue of $146.7 million.
•	Total gross margin of 54.4% of net revenue in fiscal 2018, compared to 54.5% in fiscal 2017.
•	Restructuring charge of $8.1 million mainly related to employee severance and benefits expenses.
•	Operating loss of $38.2 million, compared to operating income of $6.0 million in fiscal 2017.
•	Net loss was $46.8 million in fiscal 2018, compared to a net loss of $1.7 million in fiscal 2017.
•

Cash flow provided by operating activities of $19.0 million, compared to cash flow provided by operating activities of $59.3 million in fiscal 2017, a decrease of $40.2 million.  Cash and cash equivalents were $121.1 million as of June 30, 2018, a decrease of $9.3 million compared to the end of fiscal 2017.

Net Revenues

The following table presents net product and service revenue for the fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change
		(As adjusted)			(As adjusted)	(As adjusted)
Net Revenues:
Product	$764,455	$460,425	$304,030	66.0%	$460,425	$386,909	$73,516	19.0%
Percentage of net revenue	77.8%	75.8%			75.8%	74.4%
Service	218,687	146,659	72,028	49.1%	146,659	$132,925	13,734	10.3%
Percentage of net revenue	22.2%	24.2%			24.2%	25.6%
Total net revenues	$983,142	$607,084	$376,058	61.9%	$607,084	$519,834	$87,250	16.8%

Product revenue increased $304.0 million or 66.0% for the year ended June 30, 2018, compared to the corresponding period of fiscal 2017. The increase in product revenues was attributable to growth related to the acquisitions of the WLAN, the Campus Fabric and the Data Center Businesses and to a lesser extent, organic growth of legacy revenues.

Product revenue increased $73.5 million or 19% for the year ended June 30, 2017, compared to the corresponding period of fiscal 2016. The increase in product revenue was primarily a result of the acquisition of the WLAN Business during fiscal 2017 and to lower discounting from list price.

Service revenue increased $72.0 million or 49.1% for the year ended June 30, 2018, compared to the corresponding period of fiscal 2017. The increase in service revenue was due to the increased number of service contracts acquired as a result of the acquisitions of the WLAN, the Campus Fabric and the Data Center Businesses.

Service revenue increased $13.7 million or 10.3% for the year ended June 30, 2017 compared to the corresponding period of fiscal 2016. The increase in service revenue was primarily a result of the acquisition of the WLAN Business during fiscal 2017 and the increased number of service contracts acquired.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. The following table presents the total net revenue geographically for the fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Year Ended				Year Ended
Net Revenues	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change
		(As adjusted)			(As adjusted)	(As adjusted)
Americas	$536,305	$332,863	$203,442	61.1%	$332,863	$277,753	$55,110	19.8%
Percentage of net revenue	54.6%	54.8%			54.8%	53.4%
EMEA	354,746	220,072	134,674	61.2%	220,072	192,917	27,155	14.1%
Percentage of net revenue	36.1%	36.3%			36.3%	37.1%
APAC	92,091	54,149	37,942	70.1%	54,149	49,164	4,985	10.1%
Percentage of net revenue	9.4%	8.9%			8.9%	9.5%
Total net revenues	$983,142	$607,084	$376,058	61.9%	$607,084	$519,834	$87,250	16.8%

We rely upon multiple channels of distribution, including distributors, direct resellers, OEMs and direct sales.  Revenue through our distributor channel was 69% of total product revenue in fiscal 2018, 66% of total product revenue in fiscal 2017 and 64% in fiscal 2016.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenue and the gross profit percentage of net revenues for the fiscal years 2018, 2017 and 2016 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change
		(As adjusted)			(As adjusted)	(As adjusted)
Gross profit:
Product	$407,393	$240,204	$167,189	69.6%	$240,204	$181,340	$58,864	32.5%
Percentage of product revenue	53.3%	52.2%			52.2%	46.9%
Service	127,124	90,753	36,371	40.1%	90,753	84,063	6,690	8.0%
Percentage of service revenue	58.1%	61.9%			61.9%	63.2%
Total gross profit	$534,517	$330,957	$203,560	61.5%	$330,957	$265,403	$65,554	24.7%
Percentage of net revenue	54.4%	54.5%			54.5%	51.1%

Cost of product revenues includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, scrap, distribution, product certification, amortization of developed technology intangibles, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing. We conduct supply chain management, quality assurance, manufacturing engineering and document control at our facilities in San Jose, California, Salem, New Hampshire, China, and Taiwan.

Product gross profit increased to $407.4 million for the year ended June 30, 2018, from $240.2 million in the corresponding period of fiscal 2017, primarily due to higher revenues attributed to the acquisitions of the WLAN, the Campus Fabric and the Data Center Businesses and lower production costs due to cost reduction efforts.  The increases in product gross profit were partially offset by increases in amortization of developed technology intangibles of $9.9 million, warranty charges of $7.2 million, royalty charges of $2.2 million and acquisition and integration related costs of $7.7 million including excess inventory charges related to the discontinuance of certain product lines due to the acquisitions of the Campus Fabric and the Data Center Businesses in excess of the same charges incurred related to the acquisition of the WLAN Business in the corresponding period in fiscal 2017.

Product gross profit increased to $240.2 million for the year ended June 30, 2017, from $181.3 million in the corresponding period of fiscal 2016.  Product gross profit for the year ended June 30, 2017, was favorably impacted by an increase in product revenue of $73.5 million due primarily to the acquisition of the WLAN Business, lower amortization of developed technology intangibles of $8.3 million and more favorable manufacturing costs due to cost reduction efforts and lower warranty charges of $2.2 million.  The increases in product gross profit were partially offset by integration costs of $5.0 million primarily related to excess inventory charges related to the discontinuance of certain product lines due to the WLAN Business acquisition and increased royalty charges of $2.6 million.

Our cost of service revenue consists primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts.

Service gross profit increased to $127.1 million for the year-ended June 30, 2018, from $90.8 million in the corresponding period of fiscal 2017, primarily due to the acquisitions of the WLAN, Campus Fabric and Data Center Businesses as a result of a higher number of maintenance contracts.

Service gross profit increased to $90.8 million for the year ended June 30, 2017, from $84.1 million in the corresponding period of fiscal 2016, primarily due to an increase in service revenue of $6.7 million related to the acquisition of the WLAN Business and the increased number of service contracts acquired.

Operating Expenses

The following table presents operating expenses and operating income (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2018	June 30, 2017	$ Change	% Change	June 30, 2017	June 30, 2016	$ Change	% Change
		(As adjusted)			(As adjusted)	(As adjusted)
Research and development	$183,877	$93,724	$90,153	96.2%	$93,724	$78,721	$15,003	19.1%
Sales and marketing	267,107	162,626	104,481	64.2%	162,626	149,900	12,726	8.5%
General and administrative	50,988	37,864	13,124	34.7%	37,864	37,675	189	0.5%
Acquisition and integration costs, net of bargain purchase gain	53,900	13,105	40,795	311.3%	13,105	1,145	11,960	1,044.5%
Restructuring and related charges, net of reversals	8,140	8,896	(756)	(8.5)%	8,896	10,990	(2,094)	(19.1)%
Amortization of intangibles	8,715	8,702	13	0.1%	8,702	17,001	(8,299)	(48.8)%
Total operating expenses	$572,727	$324,917	$247,810	76.3%	$324,917	$295,432	$29,485	10.0%

The following table highlights our operating expenses and operating loss as a percentage of net revenues:

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Research and development	18.7%	15.4%	15.1%
Sales and marketing	27.2%	26.8%	28.8%
General and administrative	5.2%	6.2%	7.2%
Acquisition and integration costs, net of bargain purchase gain	5.5%	2.2%	0.2%
Restructuring charge, net of reversals	0.8%	1.5%	2.1%
Amortization of intangibles	0.9%	1.4%	3.3%
Total operating expenses	58.3%	53.5%	56.8%
Operating income (loss)	(3.9)%	1.0%	(5.8)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $90.2 million or 96.2% for fiscal 2018 as compared to fiscal 2017. The increase in research and development expenses during fiscal 2018 was due to higher personnel costs of $67.0 million due to increased headcount related to the acquisitions of the Campus Fabric and Data Center Businesses, $12.5 million in increased facility and information technology costs, $7.4 million in increased supplies and equipment costs and $3.2 million in increased travel and other costs.

Research and development expenses increased by $15.0 million or 19.1% for fiscal 2017 as compared to fiscal 2016. The increase in spending was primarily a result of the acquisition of the WLAN Business during fiscal 2017, and consisted of $11.7 million of personnel costs, which included compensation, benefits and non-cash stock based compensation, $1.3 million of technology and facility costs, $1.2 million of consulting and contract projects and $0.8 million of supplies and equipment costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs (which consists of compensation, benefits and stock-based compensation) and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $104.5 million or 64.2% for the year ended June 30, 2018, as compared to the corresponding period of fiscal 2017.  The increase in sales and marketing expenses during fiscal 2018 was primarily a result of the acquisitions of the Campus Fabric and Data Center Businesses.  The increase consisted of higher personnel costs of $74.7 million, $10.8 million in additional professional fees, $7.2 million in increased facility and information technology costs, $6.4 million in increased travel, meeting and conference costs and $5.4 million in supplies and equipment costs.

Sales and marketing expenses increased by $12.7 million or 8.5% for the year ended June 30, 2017 as compared to the corresponding period of fiscal 2016.  The increase in sales and marketing expenses during fiscal 2017 was primarily a result of the acquisition of the WLAN Business during fiscal 2017, and consists of higher personnel costs including benefits and non-cash stock compensation of $9.8 million, $1.8 million in travel costs and $1.1 million in additional professional fees.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $13.1 million or 34.7% for the year ended June 30, 2018, as compared to the corresponding period of fiscal 2017.  The increase in general and administrative expenses during fiscal 2018 was primarily due to $8.4 million in higher personnel costs, $3.2 million in higher professional fees, $1.4 million in higher bad debts provision and $0.8 million in higher travel and other costs, partially offset by $0.7 million in reduced facility and information technology costs.

General and administrative expenses increased by $0.2 million or 0.5% for the year ended June 30, 2017 as compared to the corresponding period of fiscal 2016.  The increase in general and administrative expenses during fiscal 2017 was primarily due to increases of $1.1 million in professional fees, $0.6 million in recruiting fees, and $0.2 million of taxes and franchise fees. The increase was partially offset by $0.9 million in lower personnel costs related to our reduced headcount and $0.6 million in our provision for bad debts.

Acquisition and Integration Costs, Net of Bargain Purchase Gain

As a result of our acquisitions of the Campus Fabric, Data Center and Capital Financing Businesses in fiscal 2018, the WLAN Business in fiscal 2017 and Enterasys in fiscal 2014, we incurred $53.9 million, $13.1 million and $1.1 million of acquisition and integration costs, net of bargain purchase gain in fiscal 2018, 2017 and 2016, respectively.

For fiscal 2018, we incurred $12.4 million of acquisition and $6.3 million of integration costs related to the acquisition of the Campus Fabric Business and $36.0 million of acquisition and $4.2 million of integration costs related to the acquisition of the Data Center Business. The Data Center Business acquisition costs includes a $25.0 million consent fee paid to Broadcom, to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow the Company to buy the Data Center Business directly from Brocade. We also recorded a gain on bargain purchase of $5.0 million related to the acquisition of the Capital Financing Business.

For fiscal 2017, we incurred $2.1 million of acquisition and $6.6 million of integration costs related to the WLAN Business acquisition.  We also incurred acquisition costs of $2.2 million related to our anticipated acquisition of the Campus Fabric Business and $2.2 million for the anticipated acquisition of the Data Center Business.

For fiscal 2016, the entire $1.1 million expense was related to integration costs of the Enterasys acquisition.

Restructuring and Related Charges, Net of Reversals

As of June 30, 2018, restructuring liabilities were $6.5 million and consisted primarily of obligations for estimated future obligations for non-cancelable lease payments for excess facilities, and for severance payments and benefits. The restructuring liability is recorded in “Other accrued liabilities” and “Other long-term liabilities” on the consolidated balance sheets. During fiscal years 2018, 2017 and 2016, we recorded restructuring charges and related charges, net of reversals, of $8.1 million, $8.9 million and $11.0 million, respectively.

Fiscal year 2018

During fiscal 2018, we announced and began executing a reduction-in-force in our third and fourth fiscal quarters as a result of the acquisitions of the Campus Fabric and the Data Center Businesses. We recorded restructuring charges of $7.9 million related to employee severance and benefits expenses during fiscal 2018. We also incurred charges of $0.2 million for changes to our estimates for accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments of our excess facilities.

Fiscal year 2017

Pursuant to the WLAN Business acquisition from Zebra, we assumed a facility lease located at 6480 Via del Oro in San Jose, California (“Via del Oro”) and transferred our headquarters from Rio Robles Drive in San Jose, California (“Rio Robles”) to Via del Oro.  We consolidated our existing workforce from our previous headquarters with employees assumed from Zebra to the Via del Oro site and exited the Rio Robles site on January 31, 2017.  Due to our move from the Rio Robles facility and abandonment of all leasehold improvements, we accelerated the amortization of the remaining leasehold improvements for this site over the shortened service period such that the leasehold improvements were fully amortized on the cease-use date.  We recorded accelerated amortization expense for the year ended June 30, 2017 of $2.6 million which is reflected in “Restructuring and related charges, net of reversals” in the consolidated statements of operations.

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

In anticipation of the acquisitions of Campus Fabric Business and Data Center Business in fiscal 2018, we reoccupied the majority of the previously exited space at our Salem, New Hampshire location during our fiscal fourth quarter to accommodate the growth in headcount and lab facility requirements. This action resulted in a reversal of prior restructuring expense accruals of $1.3 million.

We also implemented a reduction-in-force which affected 90 employees.  We recorded severance and benefits charges of $5.6 million during the year ended June 30, 2017.  Cash payments of $3.8 million were made by June 30, 2017 with the remainder paid by the end of the second quarter of fiscal 2018.

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

Amortization of Intangibles

During fiscal 2018, 2017 and 2016, we recorded $8.7 million, $8.7 million and $17.0 million, respectively, of amortization expenses in operating expenses primarily for certain intangibles related to the acquisitions of the Campus Fabric, Data Center and WLAN Businesses and Enterasys.  The lower amortization expense since fiscal 2017 was due to the Enterasys intangible assets becoming fully amortized during fiscal 2017.

Interest Income

Interest income was $2.8 million, $0.7 million and $0.1 million in fiscal years 2018, 2017 and 2016, respectively, representing an increase of $1.9 million in fiscal 2018 from fiscal 2017 and an increase of $0.6 million in fiscal 2017 from fiscal 2016. The increase in fiscal 2018 and 2017 was due to accretion of interest on a long-term note receivable acquired from the WLAN Business as well as increased interest income on cash balances due to rising market interest rates.

Interest Expense

We had $13.9 million, $4.1 million and $3.1 million of interest expense for fiscal 2018, 2017 and 2016, respectively.  The increase in interest expense in fiscal 2018 was primarily in connection with the increased balance of our Credit Facility due to the acquisitions of the WLAN, Campus Fabric and Data Center Businesses and accretion of interest expense of $3.1 million associated with the contingent consideration obligations. In addition, we recorded a loss from debt extinguishment of $1.2 million in fiscal 2018 in connection with our Credit Agreement entered on May 1, 2018.  The increase in interest expense for fiscal 2017 was related to our increased borrowings to finance the WLAN Business acquisition in October 2016.

Other Income (Expense), net

We incurred other income of $2.6 million, other expense of less than $0.1 million and other income of $1.0 million in fiscal 2018, 2017 and 2016, respectively.  The income for fiscal 2018 was primarily driven by a gain of $4.0 million due to the sale of equity investments, partially offset by foreign exchange losses.  The expense in fiscal 2017 and income in fiscal 2016 were primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions.  Our effective tax rate differs from the newly enacted U.S. federal statutory rate of 21% primarily due to the impact of state taxes, foreign operations, the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions and for our fiscal year ended June 30, 2018, the phase in of the new tax rate making our U.S. rate for this particular tax year 28%.  For the fiscal years ended June 30, 2018, 2017 and 2016, we recorded income tax provisions of $0.1 million, $4.3 million and $4.3 million, respectively.

For fiscal 2018, our tax provision primarily related to taxes on our foreign operations offset by two significant tax benefits resulting from Tax Reform and restructuring of our foreign operations. Income tax provision of $6.7 million consisted of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill.  Partially offsetting the tax provision is a tax benefit of $3.1 million resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to our deferred tax liability related to amortizable goodwill as required by the recently enacted U.S. tax legislation as well as a tax benefit resulting from the impairment of a lease acquired from Avaya in Canada. Additionally, we recorded a tax benefit resulting from the restructuring of our foreign operations of $3.4 million.

For fiscal 2017 and 2016, the majority of our tax provision related to taxes on our foreign operations as well as state taxes due to the full valuation allowance on our U.S. and certain foreign deferred tax assets.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and for further explanation of our provisions for income taxes, see Note 15. Income Taxes, for additional information.

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

Revenue Recognition

We account for revenue in accordance with Topic 606, Revenue from Contracts with Customers, which we adopted on July 1, 2017, using the full retrospective method.  We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from service fees relating to maintenance contracts, professional services, and training for our products. We sell our products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock our products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer.  For each contract, we consider the promise to transfer products and services, each of which are distinct, to be the identified performance obligations. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled.

For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment for product sales. Revenue from maintenance contracts is recognized over time as our performance obligations are satisfied. This is typically the contractual service period, which ranges from one to three years.  For product sales to our value-added resellers, non-stocking distributors and end-user customers, we generally do not grant return privileges, except for defective products during the warranty period, nor do we grant pricing credits.  Sales incentives and other programs that we may make available to these customers are considered to be a form of variable consideration and we maintain estimated accruals and allowances using the expected value method.

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are estimated using the expected value method based on historical return rates.  Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submit rebate requests for Company pre-approval prior to selling the product through at the discounted price.  At the time the distributor invoices our customer or soon thereafter, the distributor submits a rebate claim to us to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, we consider these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Certain of our contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on our relative standalone selling price.  The stand-alone selling prices are determined based on the prices at which we separately sell these products.  For items that are not sold separately, we estimate the stand-alone selling prices using the best estimated selling price approach.

Our performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of our product sales revenues as reflected on the consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016 are recognized at a point in time. Substantially all of our service revenue is recognized over time.  For revenue recognized over time, we use an input measure, days elapsed, to measure satisfaction of the performance obligation.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the consolidated balance sheets. Services provided under our renewable support arrangements are billed in accordance with agreed-upon contractual terms, which are typically at periodic intervals (e.g., quarterly or annually).  We sometimes receive payments from our customers in advance of services being provided, resulting in deferred revenues.  These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Contract Costs.  We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore we capitalized them as contract costs.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations.

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

Inventory Valuation and Purchase Commitments

We write down inventory and record purchase commitment liabilities for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon the forecast of future product demand, product transition cycles, and market conditions. Any significant unanticipated changes in demand or technological development could have a significant impact on the value of our inventory and purchase commitments and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment liabilities, and charges against earnings may be required.

New Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash, investments, and working capital (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$121,139	$130,450
Marketable securities	1,459	—
Total cash and investments	$122,598	$130,450
Working capital	$68,041	$85,637

As of June 30, 2018, our principal sources of liquidity consisted of cash, cash equivalents and investments of $122.6 million, accounts receivable, net of $212.4 million and availability of borrowings from the New Revolving Facility of $28.7 million.  We anticipate that our principal uses of cash for fiscal 2019 will be purchases of finished goods inventory from our contract manufacturers, payroll, repayments of debt and related interest, and other operating expenses related to the development, marketing of our products and purchases of property and equipment.  We believe that our cash, cash equivalents, investments and cash flows from operations along with the availability of additional borrowings from our Credit Agreement, will be sufficient to fund our principal uses of cash for at least the next 12 months.

On May 1, 2018, the Company terminated the Amended and Restated Credit Agreement dated October 28, 2016, by and among the Company, as borrower, Silicon Valley Bank, as administrative agent, and the financial institutions that were a party thereto as lenders.

On May 1, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The Credit Agreement provides for i) a $40 million five-year revolving credit facility (the “New Revolving Facility”), ii) a $190 million five-year term loan (the “New Term Loan”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“New Incremental Facility”).  On May 1, 2018, the Company borrowed $200 million under the Credit Agreement in order to pay off the existing debt, as noted above and for general corporate purposes.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, as of May 1, 2018, at a rate per annum equal to LIBOR plus 1.50% to 2.75%, or the adjusted base rate plus 0.50% to 1.75%, based on the Company’s consolidated leverage ratio. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.35%) on the unused portion of the New Revolving Facility, also based on the Company’s consolidated leverage ratio.  Principal installments are payable on the New Term Loan in varying percentages quarterly starting September 30, 2018 and to the extent not previously paid, all outstanding balances are to be paid at maturity. The obligations under the Credit Agreement is secured by substantially all of the Company’s assets.

Financial covenants under the Credit Agreement require the Company to maintain a minimum consolidated fixed charge and consolidated leverage ratio at the end of each fiscal quarter through maturity.  The Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets.  The Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.  At June 30, 2018, we were in compliance with the covenants of the Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$19,043	$59,283	$30,366
Net cash used in investing activities	(132,471)	(71,752)	(5,327)
Net cash provided by (used in) financing activities	104,746	48,708	(6,738)
Foreign currency effect on cash	(629)	89	(404)
Net (decrease) increase in cash and cash equivalents	$(9,311)	$36,328	$17,897

Cash and cash equivalents were $121.1 million at June 30, 2018, representing a decrease of $9.3 million from $130.5 million at June 30, 2017.  Cash and cash equivalents decreased primarily due to cash used in investing activities of $132.5 million mainly for the acquisitions of the Campus Fabric and Data Center Businesses and capital expenditures, partially offset by cash provided by financing activities of $104.7 million as a result of additional borrowings for the acquisitions and cash provided by operations of $19.0 million.

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

Net Cash Provided by Operating Activities

Cash provided by operating activities during fiscal 2018 was $19.0 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2018 were net loss of $46.8 million, increases in accounts receivable, prepaid expenses and other assets and non-cash expenses such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes, gain on bargain purchase and gain on sale of non-marketable equity investment.  These amounts were partially offset by a decrease in inventories, increases in accounts payable, accrued compensation and benefits, deferred revenue, other current and long-term liabilities.

Cash provided by operating activities during fiscal 2017 was $59.3 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2017 were decreases in inventory and prepaid expenses, and increases to accrued compensation and benefits, deferred revenues and other liabilities in addition to non-cash expenses such as amortization of intangibles, stock-based compensation, and depreciation.  These amounts were partially offset by an increase in accounts receivables and net loss of $1.7 million.

Cash provided by operating activities during fiscal 2016 was $30.4 million.  Factors contributing to cash provided by operating activities for the year ended June 30, 2016 were decreases in accounts receivables and inventory in addition to non-cash expenses such as amortization of intangibles, stock-based compensation, and depreciation.  These amounts were partially offset by net loss of $36.4 million and decreases in deferred revenues and accounts payable.

Net Cash Used in Investing Activities

Cash used in investing activities during fiscal 2018 was $132.5 million mainly due to our acquisitions of the Campus Fabric and Data Center Businesses of $97.6 million and capital expenditures of $40.4 million.

Cash used in investing activities during fiscal 2017 was $71.8 million mainly due to our acquisition of the WLAN Business of $51.1 million, deposits for future acquisitions of $10.2 million and capital expenditures of $10.4 million.

Cash used in investing activities during fiscal 2016 was $5.3 million mainly due to capital expenditures.

Net cash Provided by (Used in) Financing Activities

Cash provided by financing activities during fiscal 2018 was $104.7 million due primarily to additional borrowings of $100.0 million to fund our acquisitions of the Campus Fabric and Data Center Businesses, new borrowings of $200 million under the Credit Agreement to pay off the existing debt under the prior Credit Facility, $3.3 million of proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards, partially offset by repayments of debt totaling $193.7 million, $3.2 million of loan fees incurred in connection with the Second Amendment of our Credit Facility and the Credit Agreement and $1.7 million of contingent consideration and deferred payments on acquisitions.

Cash provided by financing activities during fiscal 2017 was $48.7 million due primarily to $48.3 million in borrowings of debt pursuant to our WLAN Business acquisition, $11.8 million in proceeds from the sale of our common stock, primarily through the exercise of stock options and our ESPP, partially offset by repayments of debt of $10.0 million.

Cash flow used in financing activities during fiscal 2016 was $6.7 million mainly due to $26.4 million in repayments of debt, offset by borrowings of $15.0 million on the Revolving Facility for working capital requirements and proceeds from the sale of common stock of $4.6 million primarily through our ESPP.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$200,000	$9,500	$23,750	$166,750	$—
Interest on debt obligations	32,974	8,378	15,469	9,127	—
Non-cancellable inventory purchase commitments	144,014	144,014	—	—	—
Contractual commitments	57,717	13,243	27,987	16,487	—
Deferred payments for an acquisition	19,000	5,000	8,000	6,000	—
Contingent consideration for an acquisition	12,749	7,851	4,218	680	—
Non-cancellable operating lease obligations	112,863	27,517	35,574	30,789	18,983
Other liabilities	406	100	201	105	—
Total contractual cash obligations	$579,723	$215,603	$115,199	$229,938	$18,983

Debt obligations relate to amounts owed under our Credit Agreement.

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast.

Contractual commitments represent the Data Center Business consideration contingency resolution and future services.

Deferred payments represent Data Center Business consideration obligation of $1.0 million per quarter.

Contingent consideration for the Capital Financing Business acquisition, at fair value.  Actual payments could be different.

Non-cancelable operating lease obligations represent base rents and operating expense obligations.

Other liabilities include our commitments towards debt related fees and specific arrangements other than inventory.

The amounts in the table above exclude immaterial income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of the settlement.

We did not have any material commitments for capital expenditures as of June 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions.  As of June 30, 2018, we did not have any financial investments that were exposed to interest rate risk.

   Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Credit Agreement which is fully described in Note 8. Debt, of our Notes to the Consolidated Financial Statements.  At June 30, 2018 we had $200.0 million of debt outstanding, all of which was from the Credit Agreement.  Through the end of our fiscal year, the average daily outstanding amount was $181.1 million with a high of $200.0 million and a low of $93.7 million.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2018, on the outstanding Credit Agreement, borrowings as of June 30, 2018, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Outstanding debt as of	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	June 30, 2018	100 bps	50 bps
$(500)	$(250)	$200,000	$500	$250

*	Underlying benchmark interest rate was 2.0 % as of June 30, 2018.

Exchange Rate Sensitivity

A majority of our sales and our expenses are denominated in United States Dollars.  While we conduct sale transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other income (loss), net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At June 30, 2018 and 2017, we had outstanding foreign currency forward contracts with a notional value of $5.0 million and $6.7 million respectively.

Foreign currency transaction gains and losses from operations were losses of $1.2 million and $0.7 million in fiscal years 2018 and 2017, respectively and gains of $1.3 million in fiscal 2016.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Extreme Networks, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During the year ended June 30, 2018, the Company completed its acquisitions of the fabric-based secure networking solutions and network security solutions business of Avaya Inc., the data center business of Brocade Communication Systems, Inc., and the capital financing business from Broadcom Corporation, (collectively, the “Acquisitions”) and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, the Acquisitions’ internal control over financial reporting associated with total assets of 20% and total revenues of 33% included in the consolidated financial statements of the Company as of and for the year ended June 30, 2018.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers for each of the years in the three-year period ended June 30, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina

August 29, 2018

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2018	June 30, 2017
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$121,139	$130,450
Accounts receivable, net of allowance for doubtful accounts of $1,478 and $1,190 at June 30, 2018 and 2017, respectively	212,423	93,115
Inventories	63,867	47,410
Prepaid expenses and other current assets	30,484	27,867
Total current assets	427,913	298,842
Property and equipment, net	78,519	30,240
Intangible assets, net	77,092	25,337
Goodwill	139,082	80,216
Other assets	47,642	25,065
Total assets	$770,248	$459,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,007	$12,280
Accounts payable	75,689	31,587
Accrued compensation and benefits	50,351	42,662
Accrued warranty	12,807	10,584
Deferred revenue	130,865	79,048
Other accrued liabilities	81,153	37,044
Total current liabilities	359,872	213,205
Deferred revenue, less current portion	43,660	25,293
Long-term debt, less current portion	188,749	80,422
Deferred income taxes	6,135	6,576
Other long-term liabilities	59,100	8,526
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 116,124 shares issued and outstanding at June 30, 2018 and 110,925 shares issued and outstanding at June 30, 2017	116	111
Additional paid-in-capital	942,397	909,155
Accumulated other comprehensive loss	(1,703)	(2,302)
Accumulated deficit	(828,078)	(781,286)
Total stockholders’ equity	112,732	125,678
Total liabilities and stockholders’ equity	$770,248	$459,700

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
		(As adjusted)	(As adjusted)
Net revenues:
Product	$764,455	$460,425	$386,909
Service	218,687	146,659	132,925
Total net revenues	983,142	607,084	519,834
Cost of revenues:
Product	357,062	220,221	205,569
Service	91,563	55,906	48,862
Total cost of revenues	448,625	276,127	254,431
Gross profit:
Product	407,393	240,204	181,340
Service	127,124	90,753	84,063
Total gross profit	534,517	330,957	265,403
Operating expenses:
Research and development	183,877	93,724	78,721
Sales and marketing	267,107	162,626	149,900
General and administrative	50,988	37,864	37,675
Acquisition and integration costs, net of bargain purchase gain	53,900	13,105	1,145
Restructuring and related charges, net of reversals	8,140	8,896	10,990
Amortization of intangibles	8,715	8,702	17,001
Total operating expenses	572,727	324,917	295,432
Operating (loss) income	(38,210)	6,040	(30,029)
Interest income	2,847	689	113
Interest expense	(13,923)	(4,086)	(3,098)
Other income (expense), net	2,639	(47)	987
(Loss) income before income taxes	(46,647)	2,596	(32,027)
Provision for income taxes	145	4,340	4,336
Net loss	$(46,792)	$(1,744)	$(36,363)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.41)	$(0.02)	$(0.35)
Net loss per share - diluted	$(0.41)	$(0.02)	$(0.35)
Shares used in per share calculation - basic	114,221	108,273	103,074
Shares used in per share calculation - diluted	114,221	108,273	103,074

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
		(As adjusted)	(As adjusted)
Net loss:	$(46,792)	$(1,744)	$(36,363)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Change in unrealized gains on available for sale securities	497	—	—
Net change in foreign currency translation adjustments	102	572	(1,583)
Other comprehensive income (loss), net of tax:	599	572	(1,583)
Total comprehensive loss	$(46,193)	$(1,172)	$(37,946)

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2015	100,284	$100	$865,282	$(1,291)	$(759,856)	$104,235
Cumulative effect of adopting Topic 606	—	—	—	—	16,677	16,677
Balance at June 30, 2015, adjusted	100,284	100	865,282	(1,291)	(743,179)	120,912
Net loss	—	—	—	—	(36,363)	(36,363)
Other comprehensive loss	—	—	—	(1,583)	—	(1,583)
Issuance of common stock from equity incentive plans, net of tax	4,659	5	4,632	—	—	4,637
Stock-based compensation	—	—	14,792	—	—	14,792
Balance at June 30, 2016	104,943	105	884,706	(2,874)	(779,542)	102,395
Net loss	—	—	—	—	(1,744)	(1,744)
Other comprehensive loss	—	—	—	572	—	572
Issuance of common stock from equity incentive plans, net of tax	5,982	6	11,816	—	—	11,822
Stock-based compensation	—	—	12,633	—	—	12,633
Balance at June 30, 2017	110,925	111	909,155	(2,302)	(781,286)	125,678
Net loss	—	—	—	—	(46,792)	(46,792)
Other comprehensive income	—	—	—	599	—	599
Issuance of common stock from equity incentive plans, net of tax	5,198	5	3,336	—	—	3,341
Stock-based compensation	—	—	27,633	—	—	27,633
Stock awards granted in connection with acquisition	—	—	2,273	—	—	2,273
Balance at June 30, 2018	116,123	$116	$942,397	$(1,703)	$(828,078)	$112,732

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
		(As adjusted)	(As adjusted)
Cash flows from operating activities:
Net loss	$(46,792)	$(1,744)	$(36,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,471	10,618	10,802
Amortization of intangible assets	25,585	15,722	32,370
Provision for doubtful accounts	1,687	335	1,140
Stock-based compensation	27,633	12,633	14,792
Deferred income taxes	(4,677)	1,995	1,741
Non-cash restructuring and related charges	—	1,031	4,463
Realized gain on sale of investments	(3,967)	—	—
Realized gain on bargain purchase	(5,030)	—	—
Loss on extinguishment of debt	1,173	—	—
Other non-cash charges	5,933	1,339	(721)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(69,518)	(13,951)	626
Inventories	17,343	7,413	18,196
Prepaid expenses and other assets	(8,014)	7,717	(806)
Accounts payable	18,844	2,064	(9,562)
Accrued compensation and benefits	4,981	13,058	1,949
Deferred revenue	28,366	(4,677)	(4,922)
Other current and long-term liabilities	2,025	5,730	(3,339)
Net cash provided by operating activities	19,043	59,283	30,366
Cash flows from investing activities:
Capital expenditures	(40,411)	(10,425)	(5,327)
Business acquisitions	(97,581)	(51,088)	—
Deposits related to an acquisition	—	(10,239)	—
Proceeds from sale of investments	5,521	—	—
Net cash used in investing activities	(132,471)	(71,752)	(5,327)
Cash flows from financing activities:
Borrowings under Revolving Facility	10,000	—	15,000
Borrowings under Term Loan	290,000	48,250	—
Repayments of debt	(193,713)	(10,038)	(26,375)
Loan fees on borrowings	(3,211)	(1,326)	—
Proceeds from issuance of common stock, net of tax withholding	3,341	11,822	4,637
Payments of contingent consideration	(671)	—	—
Deferred payments on an acquisition	(1,000)	—	—
Net cash provided by (used in) financing activities	104,746	48,708	(6,738)
Foreign currency effect on cash	(629)	89	(404)
Net (decrease) increase in cash and cash equivalents	(9,311)	36,328	17,897

Cash and cash equivalents at beginning of period	130,450	94,122	76,225
Cash and cash equivalents at end of period	$121,139	$130,450	$94,122
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,294	$3,013	$2,613
Cash paid for income taxes	$4,131	$2,514	$2,355
Non-cash investing activities:
Unpaid capital expenditures	$5,323	$1,122	$741

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

Effective July 1, 2017, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to “fiscal 2018” or “2018”; “fiscal 2017” or “2017”; “fiscal 2016” or “2016” represent the fiscal years ending 2018, 2017 and 2016, respectively.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company derives revenues primarily from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance contracts, professional services, and training for the products. The Company recognizes revenues when control of promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

See Note 3. Revenues, for further discussion.

Cash, Cash Equivalents and Marketable Securities

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Marketable securities are recorded in “Prepaid expense and other current assets” in the accompanying consolidated balance sheet as these are publicly-traded equity securities with maturities of greater than three months, but less than one year at the balance sheet date. Marketable securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included, net of tax, in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains and losses and declines in the value of available-for-sale securities determined to be other than temporary are included in other income (expense), net. The cost of securities sold is determined based on the specific identification method.

Allowance for Product Returns

The Company provides an allowance for product returns based on its historical returns, analysis of credit memo data and its return policies. The allowance includes the estimates for product allowances from end customers as well as stock rotations and other returns from the Company’s stocking distributors. The allowance for product returns is a reduction of accounts receivable. If the historical data that the Company uses to calculate the estimated product returns and allowances does not properly reflect actual levels of product returns, these estimates will be revised, resulting in an impact on net revenue. The allowance for product returns estimate is also impacted by the timing of the actual product return from the customer.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which reflects its best estimate of potentially uncollectible trade receivables. The allowance consists of both specific and general reserves. The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. It records specific allowances for bad debts in general and administrative expense when it becomes aware of a specific customer’s inability to meet its financial obligation to the Company, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining the allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. The Company mitigates some collection risk by requiring most of its customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with the Company.

Inventories

The Company values its inventory at lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances when conditions exist that suggest that inventory may be in excess of anticipated demand based upon assumptions about future demand or is obsolete. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Previously written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

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

(b) Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are generated as a result of business combinations. The Company’s indefinite-lived intangible assets are comprised of acquired in-process research and development (“IPR&D”), which is treated as indefinite until the completion or abandonment of the associated research and development effort. During the development period, the Company conducts an IPR&D impairment test at least annually or whenever events or changes in facts and circumstances indicate that it is more likely than not that the IPR&D is impaired. Events which might indicate impairment include, but are not limited to, adverse cost factors, deteriorating financial performance, strategic decisions made in response to economic, market, and competitive conditions, the impact of the economic environment on the Company and its customer base, and/or other relevant events such as changes in management, key personnel, litigations, or customers. Management did not identify any triggering events for any periods presented. Intangible assets other than acquired IPR&D are not considered to have an indefinite life and are amortized over their useful lives. The Company reevaluates the estimated remaining useful life of acquired intangible assets whenever events or changes in circumstances indicate a revision to the remaining period of amortization might be necessary. The carrying amounts of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year. The Company adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment in fiscal 2018, which eliminated step two from the goodwill impairment test. In assessing impairment on goodwill, the Company bypasses the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Based on the results of the goodwill impairment analyses, the Company determined that no impairment charge needed to be recorded for any periods presented.

(c) Other Assets

Other assets consist primarily of service parts and long-term deposits. The Company holds service parts to support customers who have purchased service contracts with a hardware replacement element, as well as to support its warranty program. The Company reduces the carrying value of service parts to net realizable value based on expected quantities needed to satisfy contractual service requirements of customers.

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under this method of accounting, all assets acquired and liabilities assumed are recorded at their respective fair values at the date of the acquisition. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may be required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results.

Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. If the fair value of net assets acquired exceeds the fair value of purchase price, a gain on bargain purchase is recognized within the statements of operations. Although the Company believes the assumptions and estimates it has made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill for facts and considerations that were known at the acquisition date. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the Company’s consolidated statements of operations.

Deferred Revenue

Deferred revenue represents amounts for (i) deferred maintenance and support revenue and (ii) other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

Product Warranties and Guarantees

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

Stock-based Compensation

The Company recognizes compensation expense related to stock-based awards, including stock options, restricted stock units (“RSUs”) and employee stock purchases related to its 2014 Employee Stock Purchase Plan (the “2014 ESPP”), based on the estimated fair value of the award on the grant date, over the requisite service period. The Company accounts for forfeitures as they occur. The Company calculates the fair value of stock option using the Black-Scholes-Merton option valuation model. The fair value of RSUs represents the closing stock price of the Company’s common stock on the grant date. The Company calculates the fair value of share purchase option under the 2014 ESPP using the Black-Scholes-Merton option valuation model.

The Company grants certain employees performance-based stock options and RSUs. The performance metrics include company-wide financial performance and/or market conditions. For awards that include performance conditions, no compensation cost is recognized until the performance goals are probable of being met, at which time the cumulative compensation expense from the service inception date would be recognized. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized over the derived service period based on the expected market performance as of the grant date.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $0.5 million, $0.4 million and $0.3 million in fiscal years 2018, 2017 and 2016, respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect consequences on future years of differences between financial reporting and the tax basis of assets and liabilities measured using the enacted statutory tax rates and tax laws applicable to the periods in which differences are expected to affect taxable earnings. A valuation allowance is recognized to the extent that it is more likely than not that the tax benefits will not be realized.

The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.  For additional discussion, see Note 15. Income Taxes.

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable and short-term investments. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenue:

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
		(As adjusted)	(As adjusted)
Tech Data Corporation	14%	16%	17%
Jenne Corporation	13%	15%	14%
Westcon Group Inc.	13%	12%	13%

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	June 30, 2018	June 30, 2017
		(As adjusted)
Tech Data Corporation	17%	18%
Jenne Corporation	13%	12%
Westcon Group Inc.	*	11%

*Less than 10% of accounts receivable

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective prospectively for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance will not have a material effect on the Company’s financial statements. This guidance will be effective for the Company beginning with its fiscal year 2019.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to provide guidance on the classification of eight cash flow issues in order to reduce diversity in practice. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. The amendments in this update should be applied using a retrospective transition method to each period presented. If impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption of this guidance will not have a material effect on the Company’s presentation of cash flows. This guidance will be effective for the Company beginning with its fiscal year 2019.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and intra-entity transfers of assets, other than inventory, when the transfer occurs. ASU 2016-16 amends current U.S. GAAP that prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period, and is applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of this standard will have on its consolidated financial statements. This guidance will be effective for the Company beginning with its fiscal year 2019.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This guidance will become effective for the Company beginning with its fiscal year 2019. Upon adoption, the Company will be required to reclassify the gain related to its available-for-sale investments from accumulated other comprehensive loss to accumulated deficit as a cumulative-effect adjustment and begin recording future changes in fair value through earnings. As of June 30, 2018, the Company had $0.5 million of unrealized holding gains, net of tax, related to its available-for-sale investments recorded in accumulated other comprehensive loss in the accompanying consolidated balance sheet.  Upon adoption of ASU 2016-01 on July 1, 2018, the Company will record an adjustment to accumulated deficit of $0.5 million to eliminate the unrealized gains balance in accumulated other comprehensive loss.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee.  Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense for operating leases and amortization/interest expense for financing leases.  The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, Topic 842 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures. The Company believes that Topic 842 will have a material impact on its financial position, as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheets.  The Company is also evaluating the impact to the Company’s results of operations and does not believe there will be a material impact to its consolidated statements of operations or consolidated cash flow statements upon adoption of Topic 842. This guidance will be adopted by the Company beginning with its fiscal year 2020.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606) – Revenue from Contracts with Customers. Topic 606 supersedes the revenue recognition requirements in the FASB ASC 605 – Revenue Recognition (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 as of July 1, 2017 using the full retrospective transition method. See Note 3 for further details.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019 on a prospective basis, and earlier adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company’s early adoption of this accounting standard update in the fourth quarter of fiscal 2018 on a prospective basis did not have an impact on its consolidated financial statements. The adoption of this update simplified the Company’s annual goodwill impairment testing process by eliminating the need to estimate the implied fair value of a reporting unit’s goodwill if its respective carrying value exceeds fair value.

3. Revenues

Adoption of ASC Topic 606 – Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.  In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 on July 1, 2017, using the full retrospective method. This adoption primarily affected the Company’s accounting for distributor and resellers revenues from a primarily “sell-through” model, where revenue is recognized upon the sale from the distribution channel to the end customer, to the “sell-in” method where revenue is recognized upon transfer of control to the Company’s customers. Under the sell-in method, the Company is required to make estimates at the time of transfer of control to its distributors for variable consideration including estimated returns under stock rotation rights granted to stocking distributors and rebate claims.  Additionally, the Company capitalizes contract acquisition costs such as commissions paid for maintenance services contracts in excess of one year.  Following the adoption of ASU 2014-09, the revenue recognition for the Company’s other sales arrangements remained materially consistent with its historical practice.

Upon adoption of Topic 606, the Company applied certain permissible practical expedients that allows a) an entity to use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods, b) that permits the omission of prior-period information about its performance obligations, and c) that allows the Company to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations.

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers, which the Company adopted on July 1, 2017, using the full retrospective method.  The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees relating to maintenance contracts, professional

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer.  For each contract, the Company considers the promise to transfer products and services, each of which are distinct, to be the identified performance obligations.  In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

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

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are estimated using the expected value method based on historical return rates.  Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business, and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price.  At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

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

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product revenues as reflected on the consolidated statements of operations for the years ended June 30, 2018, 2017 and 2016 are recognized at a point in time. Substantially all of the Company’s service revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure satisfaction of the performance obligation.

At June 30, 2018, the Company had $174.5 million of remaining performance obligations, which is comprised of deferred maintenance revenue and services not yet delivered.  The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue in fiscal 2019, an additional 15 percent by fiscal 2020 and 10 percent of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the consolidated balance sheets. Services provided under renewable support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are typically at periodic intervals (e.g., quarterly or annually).  The Company sometimes receives payments from its customers in advance of services being provided, resulting in deferred revenues.  These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognized for the years ended June 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $76.6 million and $70.5 million, respectively.

Contract Costs.  The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representative as a result of obtaining service contracts and contract renewals, in excess of one year, are recoverable and therefore the Company capitalized them as contract costs in the amount of $4.3 million and $2.5 million at June 30, 2018 and 2017, respectively, in “Other assets” in the accompanying consolidated balance sheets.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations.  Amortization recognized during the years ended June 30, 2018, 2017 and 2016 was $2.1 million, $1.5 million and $0.9 million, respectively.

Revenue by Category: The following tables set forth the Company’s revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Year Ended June 30, 2018
Net Revenues	Distributor	Direct	Total
Americas:
United States	$271,975	$219,642	$491,617
Other	19,414	25,274	44,688
Total Americas	291,389	244,916	536,305
EMEA:	218,682	136,064	354,746
APAC:	15,621	76,470	92,091
Total net revenues	$525,692	$457,450	$983,142

	Year Ended June 30, 2017 (As adjusted)
Net Revenues	Distributor	Direct	Total
Americas:
United States	$146,805	$161,175	$307,980
Other	11,861	13,022	24,883
Total Americas	158,666	174,197	332,863
EMEA:	135,414	84,658	220,072
APAC:	8,953	45,196	54,149
Total net revenues	$303,033	$304,051	$607,084

	Year Ended June 30, 2016 (As adjusted)
Net Revenues	Distributor	Direct	Total
Americas:
United States	$113,715	$120,313	$234,028
Other	21,246	22,479	43,725
Total Americas	134,961	142,792	277,753
EMEA:	106,853	86,064	192,917
APAC:	7,251	41,913	49,164
Total net revenues	$249,065	$270,769	$519,834

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments to Previously Reported Financial Statements from the Adoption of Accounting Pronouncements

The following table presents the effect of the adoption of ASU 2014-09 on the Company’s consolidated balance sheet as of June 30, 2017, (in thousands):

	As of June 30, 2017
	As Reported	Adjustment	As Adjusted
Accounts receivable, net	$120,770	$(27,655)	$93,115
Inventories	45,880	1,530	47,410
Total current assets	324,967	(26,125)	298,842
Other assets	22,586	2,479	25,065
Total assets	$483,346	$(23,646)	$459,700

Accrued warranty	$10,007	$577	$10,584
Other accrued liabilities	36,713	331	37,044
Deferred distributors revenue, net of cost of sales to distributors	43,525	(43,525)	—
Total current liabilities	255,822	(42,617)	213,205
Accumulated deficit	(800,257)	18,971	(781,286)
Total stockholders’ equity	106,707	18,971	125,678
Total liabilities and stockholders’ equity	$483,346	$(23,646)	$459,700

The following tables present the effect of the adoption of ASU 2014-09 on the Company’s consolidated statements of operations for the years ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended June 30, 2017
	As Reported	Adjustment	As Adjusted
Net revenues
Product	$451,459	$8,966	$460,425
Service	146,659	—	146,659
Total net revenues	598,118	8,966	607,084

Cost of revenues
Product	217,727	2,494	220,221
Service	55,906	—	55,906
Total cost of revenues	273,633	2,494	276,127

Gross profit
Product	233,732	6,472	240,204
Service	90,753	—	90,753
Total Gross profit	324,485	6,472	330,957

Sales and marketing expenses	167,927	(301)	162,626
Operating loss	(733)	6,773	6,040
Net income (loss) before tax	(4,177)	6,773	2,596
Net income (loss)	$(8,517)	$6,773	$(1,744)

Basic and diluted net loss per share
Net loss per share - basic	$(0.08)	$0.06	$(0.02)
Net loss per share - diluted	$(0.08)	$0.06	$(0.02)

Shares used in per share calculation - basic	108,273	108,273	108,273
Shares used in per share calculation - diluted	108,273	108,273	108,273

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30, 2016
	As Reported	Adjustment	As Adjusted
Net revenues
Product	$395,464	$(8,555)	$386,909
Service	132,925	—	132,925
Total net revenues	528,389	(8,555)	519,834

Cost of revenues
Product	208,739	(3,170)	205,569
Service	48,862	—	48,862
Total cost of revenues	257,601	(3,170)	254,431

Gross profit
Product	186,725	(5,385)	181,340
Service	84,063	—	84,063
Total Gross profit	270,788	(5,385)	265,403

Sales and marketing expenses	150,806	(906)	149,900
Operating loss	(25,550)	(4,479)	(30,029)
Net loss before tax	(27,548)	(4,479)	(32,027)
Net loss	$(31,884)	$(4,479)	$(36,363)

Basic and diluted net loss per share
Net loss per share - basic	$(0.31)	$(0.04)	$(0.35)
Net loss per share - diluted	$(0.31)	$(0.04)	$(0.35)

Shares used in per share calculation - basic	103,074	103,074	103,074
Shares used in per share calculation - diluted	103,074	103,074	103,074

The following tables present the effect of the adoption of ASU 2014-09 on the Company’s consolidated statement of cash flows for the years ended June 30, 2017 and 2016 (in thousands):

	Year Ended June 30, 2017
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$(8,517)	$6,773	$(1,744)
Changes in operating assets and liabilities, net
Accounts receivable	(25,050)	11,099	(13,951)
Inventories	8,587	(1,174)	7,413
Prepaid expenses and other assets	8,018	(301)	7,717
Deferred distributors revenue, net of cost of sales to distributors	16,708	(16,708)	—
Other current and long-term liabilities	5,419	311	5,730
Net cash provided by operating activities	59,283	—	59,283
Net cash used in investing activities	(71,752)	—	(71,752)
Net cash provided by financing activities	48,708	—	48,708
Foreign currency effect on cash	89	—	89
Net increase in cash and cash equivalents	$36,328	$—	$36,328

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30, 2016
	As Reported	Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$(31,884)	$(4,479)	$(36,363)
Changes in operating assets and liabilities, net
Accounts receivable	10,178	(9,552)	626
Inventories	17,025	1,171	18,196
Prepaid expenses and other assets	100	(906)	(806)
Deferred distributors revenue, net of cost of sales to distributors	(14,058)	14,058	—
Other current and long-term liabilities	(3,047)	(292)	(3,339)
Net cash provided by operating activities	30,366	—	30,366
Net cash used in investing activities	(5,327)	—	(5,327)
Net cash used in financing activities	(6,738)	—	(6,738)
Foreign currency effect on cash	(404)	—	(404)
Net increase in cash and cash equivalents	$17,897	$—	$17,897

4. Business Combinations

The Company completed three acquisitions during the year ended June 30, 2018 and an acquisition during the year ended June 30, 2017. The acquisitions have been accounted for using the acquisition method of accounting. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach. The fair value of property and equipment was determined using a cost approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay to a third party to assume the obligation. Valuations of the intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition.  Results of operations of the acquired entities are included in the Company’s operations beginning with the closing date of each acquisition.

Fiscal 2018 Acquisitions

Data Center Business

The Company completed its acquisition of the data center business (the “Data Center Business”) of Brocade Communication Systems, Inc. (“Brocade”) on October 27, 2017 (the “Data Center Business Closing Date”), pursuant to an Asset Purchase Agreement (the “Data Center Business APA”) dated as of October 3, 2017, by and between the Company and Brocade. Under the terms and conditions of the Data Center Business APA, the Company acquired customers, employees, technology and other assets of the Data Center Business as well as assumed certain contracts and other liabilities of the Data Center Business.

The fair value of consideration transferred on the Data Center Business Closing Date includes:

•	cash payment upon closing of $23.0 million,
•	deferred payments of $1.0 million per quarter for the next twenty full fiscal quarters of the Company following the acquisition date discounted to their present value,
•

contingent consideration in the form of quarterly earnout payments equal to 50% of the profits of the Data Center Business for the five-year period commencing at the end of the first full fiscal quarter of the Company following the acquisition of the Data Center Business discounted to their present value,

•	an amount payable due to the excess working capital acquired over the target working capital agreed upon in the Data Center Business APA, and,
•	a portion of the fair value of stock awards granted to employees assumed from Brocade for which their services were provided prior to the Data Center Business Closing Date.

The components of aggregate estimated purchase consideration are as follows (in thousands):

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated purchase consideration	October 27, 2017
Cash paid to sellers at closing	$23,000
Deferred payments	18,430
Contingent consideration	34,100
Working capital adjustment	6,534
Replacement of stock-based awards	2,273
Aggregate estimated purchase consideration	$84,337

The purchase price allocation as of the Data Center Business Closing Date is set forth in the table below and reflects fair values. The fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists.  All valuations were considered finalized as of June 30, 2018 (in thousands):

	Preliminary Allocation as of October 28, 2017	Adjustments		Final Allocation as of June 30, 2018
Accounts receivables	$33,488	$—		$33,488
Inventories	19,973	(39)	(a)	19,934
Prepaid expenses and other current assets	988	—		988
Property and equipment	29,160	(10,222)	(b)	18,938
Other assets	4,734	—		4,734
Accounts payable and accrued expenses	(15,850)	(644)	(c)	(16,494)
Deferred revenue	(33,519)	494	(d)	(33,025)
Net tangible assets acquired	38,974	(10,411)		28,563
Identifiable intangible assets	28,600	4,200	(e)	32,800
Goodwill	16,763	6,211		22,974
Total intangible assets acquired	45,363	10,411		55,774
Total net assets acquired	$84,337	$—		$84,337

The changes during the measurement period in the table above include: a) finalization of the fair value of existing inventories as of the acquisition date, b) finalization of valuation of assets acquired with limited future use as of the acquisition date, c) identification of additional unpaid invoices existing as of the acquisition date, d) finalization of future cash flows related to deferred revenue contracts and, e) finalization of adjustments to discount rate and future cash flows.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	2 - 4	$26,000
Customer relationships	4	5,400
Trade names	4	1,400
Total identifiable intangible assets		$32,800

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Data Center Business. The Company anticipates both the goodwill and intangible assets to be fully deductible for income tax purposes.

Pursuant to negotiations regarding various contractual arrangements with Broadcom, in August 2018, the Company resolved its contingent consideration obligation related to the Data Center Business acquisition.  The outstanding balance was revalued to its final fair value as of June 30, 2018 resulting in a charge of $1.5 million which is included in “General and administrative” expense in the accompanying consolidated statements of operations.

The results of operations of the Data Center Business are included with those of the Company beginning October 28, 2017. The Data Center Business revenue for the year ended June 30, 2018 was $136.3 million and has been incorporated into the revenue of the Company. The associated expenses of the Data Center Business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available. During the year ended June 30, 2018, the Company incurred acquisition and integration related expenses of $40.2 million associated with the acquisition of the Data Center Business, including a $25.0 million consent fee paid to terminate a previous asset purchase agreement entered into by the Company to purchase the Data Center Business from Broadcom Corporation, in anticipation of Broadcom’s proposed acquisition of Brocade. The fee was

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid to allow the Company to buy the Data Center Business directly from Brocade. Such acquisition-related costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying consolidated statements of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants.

Campus Fabric Business

The Company completed its acquisition of Avaya Inc.’s. (“Avaya”) fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) on July 14, 2017, (the “Campus Fabric Business Closing Date”) pursuant to an Asset Purchase Agreement (the “Campus Fabric Business APA”) dated March 7, 2017.  Under the terms and conditions of the Campus Fabric Business APA, the Company acquired the customers, employees, technology and other assets of the Campus Fabric Business, as well as assumed certain contracts and other liabilities of the Campus Fabric Business, for total consideration of $79.4 million, calculated as $100.0 million, less adjustments set forth in the Campus Fabric Business APA related to net working capital, deferred revenue, certain assumed lease obligations and certain assumed pension obligations for transferred employees of the Campus Fabric Business.

The acquisition has been accounted for using the acquisition method of accounting. The purchase price allocation as of the Acquisition Date is set forth in the table below and reflects fair values. The fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists.  All valuations were considered finalized as of June 30, 2018.

The following table below summarizes the final allocation as of June 30, 2018 of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

	Preliminary Allocation as of July 14, 2017	Adjustments		Final Allocation as of June 30, 2018
Accounts receivables	$18,112	$1,415	(a)	$19,527
Inventories	16,605	(2,440)	(g)(h)(k)	14,165
Prepaid expenses and other current assets	673	(433)	(b)	240
Property and equipment	3,768	1,638	(c)	5,406
Other assets	2,568	4,441	(d)(h)	7,009
Accounts payable and accrued expenses	(29,716)	(1,954)	(e)(i)(j)	(31,670)
Deferred revenue	(10,214)	1,220	(d)(i)	(8,994)
Other long-term liabilities	(6,608)	759	(j)	(5,849)
Net tangible assets acquired	(4,812)	4,646		(166)
Identifiable intangible assets	44,000	(2,700)	(f)	41,300
In-process research and development	2,300	100	(f)	2,400
Goodwill	38,338	(2,446)		35,892
Total intangible assets acquired	84,638	(5,046)		79,592
Total net assets acquired	$79,826	$(400)		$79,426

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments to the preliminary allocation as of the Closing Date through the final allocation during the measurement period as reflected in the table above include: a) identification of additional accounts receivable that existed as of the acquisition date, b) additional information on existing prepaid expenses as of the acquisition date, c) identification of additional property and equipment, d) adjustment to future cash flows of remaining performance obligations of certain customer contracts as of the acquisition date, e) identification of additional unpaid invoices as of the acquisition date, and f) finalization of adjustments to discount rate and future cash flows, g) additional receipts of inventory from Avaya pertaining to the Campus Fabric Business, h) reclassification of service parts to other assets, i) reclassification from deferred revenue to accounts payable, j) reclassification of long-term liabilities to short-term liabilities assumed, and k) adjustments to purchase consideration based on working capital settlement specifically related to inventory that could not be located.

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	2 - 4	$31,800
Customer relationships	4	5,100
Trade names	4 - 5	2,600
Backlog	1	1,800
Total identifiable intangible assets		$41,300

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying consolidated statement of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the Campus Fabric Business. The Company anticipates both the goodwill and intangible assets to be fully deductible for income tax purposes.

The Company also acquired an indefinite lived asset of $2.4 million which represents the fair value of in-process research and development activities. During the three months ended March 31, 2018, the related research and development efforts were completed and the Company reclassified the in-process research and development of $2.4 million to developed technology and began recognizing amortization expense over its estimated useful life.

The results of operations of the Campus Fabric Business are included in the accompanying consolidated results of operations beginning July 14, 2017. The Campus Fabric Business revenue for the year ended June 30, 2018 was $179.8 million and has been incorporated into the revenue of the Company. The associated expenses of the Campus Fabric Business have been incorporated with the results of operations of the Company as a product line and, therefore, stand-alone operating results are not available. In the year ended June 30, 2018, the Company incurred acquisition and integration related expenses of $18.7 million associated with the acquisition of the Campus Fabric Business. Such acquisition-related costs are included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying consolidated statements of operations. The costs, which the Company expensed as incurred, consist primarily of professional fees to financial and legal advisors and IT consultants and companies.

Capital Financing Business

On December 1, 2017, Company completed its acquisition of a capital financing business (the “CF Business”), pursuant to a Bill of Sale and Assignment and Assumption Agreement (the “Assumption Agreement”) between the Company and Broadcom. Under the terms and conditions of the Assumption Agreement, the Company acquired customers, employees, contracts and lease equipment of the CF Business for purchase consideration consisting of the earn out payments to Broadcom representing 90% of acquired financing receivables to be collected commencing at the closing date, which was determined to have a fair value of $13.0 million.

Net assets acquired included financing receivables of $13.7 million, lease equipment of $3.5 million and identifiable intangible assets of $0.8 million.  As the fair value of the net assets acquired exceeded the fair value of the purchase consideration, the Company recorded a bargain purchase gain of $5.0 million which is included in “Acquisition and integration costs, net of bargain purchase gain” in the accompanying consolidated statements of operations. Acquisition and integration related expenses associated with the acquisition of the CF Business were immaterial.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2017 Acquisition

On October 28, 2016, the Company completed its acquisition of the wireless local area network business (“WLAN Business”) from Zebra Technologies Corporation. Under the terms of the WLAN Asset Purchase Agreement, the Company acquired customers, employees, technology and other assets as well as assumed certain contracts and other liabilities of the WLAN Business, for a net cash consideration of $49.5 million. The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

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

The amortization for the developed technology is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” on the consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of the WLAN Business. The Company anticipates both the goodwill and intangible assets to be fully deductible for tax purposes.

The Company also acquired an indefinite lived asset of $1.4 million which represents the fair value of in-process research and development activities. The in-process research and development was reclassified to developed technology upon completion of the project as of June 30, 2018 and is being amortized over its estimated useful life.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisitions of the Data Center Business, Campus Fabric Business, CF Business and WLAN Business had occurred as of the beginning of the earliest period presented after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization on acquired property and equipment and intangibles, acquisition costs, interest income and expense and related tax effects.

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

The unaudited pro forma financial information for the year ended June 30, 2018, combines the results for Extreme for the year ended June 30, 2018, which include the results of the Data Center Business, CF Business and Campus Fabric Business subsequent to their acquisition dates and their historical results up to the acquisition date.

The unaudited pro forma financial information for the year ended June 30, 2017, combines the historical results for Extreme for those periods, as adjusted for the adoption of Topic 606, with the historical results of the Data Center Business, CF Business and Campus Fabric Business for the year ended June 30, 2017, as well as the historical results of the WLAN Business prior to the WLAN Business acquisition date.

Pro forma results of operations from the Data Center Business, CF Business, Campus Fabric Business and WLAN Business acquisitions included in the pro forma results of operations have not been adjusted for the adoption of Topic 606 because the Company determined that it is impractical to estimate the impact of the adoption.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Year Ended
	June 30, 2018	June 30, 2017
Net revenues	$1,076,988	$1,205,696
Net loss	$(27,007)	$(143,835)
Net loss per share - basic	$(0.24)	$(1.33)
Net loss per share - diluted	$(0.24)	$(1.33)
Shares used in per share calculation - basic	114,221	108,273
Shares used in per share calculation - diluted	114,221	108,273

5. Balance Sheet Components

Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities (in thousands):

	June 30, 2018	June 30, 2017
Cash	$121,139	$126,159
Cash equivalents	—	4,291
Total cash and cash equivalents	121,139	130,450
Marketable securities (consisting of available-for-sale securities)	1,459	—
Total cash, cash equivalents and marketable securities	$122,598	$130,450

Marketable securities are recorded in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Accounts Receivable

The following is a summary of Accounts receivable (in thousands):

	June 30, 2018	June 30, 2017
		(As adjusted)
Accounts receivable	$225,167	$101,601
Allowance for doubtful accounts	(1,478)	(1,190)
Allowance for product returns	(11,266)	(7,296)
Accounts receivable, net	$212,423	$93,115

The following table is a summary of the allowance for doubtful accounts (in thousands):

	Balance at beginning of period	Charges to bad debt expenses	Deductions (1)	Balance at end of period
Year Ended June 30, 2018:
Allowance for doubtful accounts	$1,190	$1,687	$(1,399)	$1,478
Year Ended June 30, 2017:
Allowance for doubtful accounts	$1,648	$323	$(781)	$1,190
Year Ended June 30, 2016:
Allowance for doubtful accounts	$1,316	$834	$(502)	$1,648

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Uncollectible accounts written off, net of recoveries

The following table is a summary of the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2018:
Allowance for product returns	$7,296	$38,103	$(34,133)	$11,266
Year Ended June 30, 2017 (As adjusted):
Allowance for product returns	$3,123	$31,034	$(26,861)	$7,296
Year Ended June 30, 2016 (As adjusted):
Allowance for product returns	$8,201	$23,153	$(28,231)	$3,123

Inventories

The following is a summary of the Company’s inventory by category (in thousands):

	June 30, 2018	June 30, 2017
		(As adjusted)
Finished goods	$49,393	$46,620
Raw materials	14,474	790
Total Inventory	$63,867	$47,410

Property and Equipment, Net

	June 30, 2018	June 30, 2017
Computer and equipment	$60,677	$34,716
Purchased software	21,389	11,785
Office equipment, furniture and fixtures	14,980	10,852
Leasehold improvements	50,070	23,046
Total property and equipment	147,116	80,399
Less: accumulated depreciation and amortization	(68,597)	(50,159)
Property and equipment, net	$78,519	$30,240

The Company recognized depreciation expense of $23.5 million, $10.6 million, and $10.8 million related to property and equipment during the years ended June 30, 2018, 2017, and 2016, respectively.

Deferred Revenue

The following table summarizes deferred revenue (in thousands):

	June 30, 2018	June 30, 2017
Deferred maintenance and support	$164,986	$97,310
Deferred other revenue	9,539	7,031
Total deferred revenue	174,525	104,341
Less: current portion	130,865	79,048
Non-current deferred revenue	$43,660	$25,293

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2018	June 30, 2017
		(As adjusted)
Balance beginning of period	$10,584	$9,998
Warranties assumed due to acquisition	3,682	2,034
New warranties issued	10,491	6,194
Warranty expenditures	(11,950)	(7,642)
Balance end of period	$12,807	$10,584

Other Long-term Liabilities

The following is a summary of long-term liabilities (in thousands):

	June 30, 2018	June 30, 2017
Acquisition related deferred payments, less current portion	$13,251	$—
Contingent consideration obligations, less current portion	4,898	—
Other contractual obligations, less current portion	31,200	—
Other	9,751	8,526
Total other long-term liabilities	$59,100	$8,526

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Investments:
Marketable securities	$1,459	$—	$—	$1,459
Total assets measured at fair value	$1,459	$—	$—	$1,459
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$12,749	$—
Total liabilities measured at fair value	$—	$—	$12,749	$—

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
Investments:
Money market funds	$4,291	$—	$—	$4,291
Investment in non-marketable equity	—	—	3,000	3,000
Total assets measured at fair value	$4,291	$—	$3,000	$7,291

 Level 1 investments:

The Company holds investments in equity securities acquired from the sale of an investment in non-marketable equity securities during the first quarter of fiscal 2018, which is classified as available-for-sale marketable securities at Level 1 as the investments have readily determinable fair value (see below, Level 3 investments). An unrealized holding gain on the investments was $0.5 million as of June 30, 2018 which will be reclassified from accumulated other comprehensive loss to accumulated deficit on July 1, 2018 upon an adoption of ASU 2016-01 (see Note 2).

Level 2 investments:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the short duration until maturity of the Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $200.0 million and $93.7 million as of June 30, 2018 and 2017, respectively.  Such differences are immaterial for all periods presented.

Level 3 investments:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of June 30, 2017, the Company reflected its non-marketable equity investment as Level 3 in the fair value hierarchy as it is based on unobservable inputs that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  During fiscal 2015, the Company purchased a $3.0 million equity interest in a company that operated in the enterprise software platform industry.  The Company did not enter into any other transactions with the investee during fiscal 2017 or the first quarter of fiscal 2018.   During the three months ended September 30, 2017, the investee was acquired by a third party.  The Company received $6.8 million as consideration for its equity interest in the investee, including $5.4 million in cash and 65,937 shares of the third party’s publicly-traded common stock (the “Acquirer’s common stock”) with a market value of $1.4 million. During the first quarter of fiscal 2018, the Company received $5.8 million of the consideration, consisting of $4.9 million in cash and 41,685 shares with a market value of $0.9 million. The remainder of the consideration consisting of $0.5 million of cash and $0.5 million of 23,252 shares of the Acquirers common stock will remain in escrow for a period of 18 months from the date of sales for general representations and warranties. A gain of $3.8 million related to this sale was recorded in “Other income (expense), net” in the accompanying consolidated statement of operations for the year ended June 30, 2018.

During the fourth quarter of fiscal 2018, the Company sold 18,700 shares of the Acquirer’s common stock and recorded a gain of $0.2 million. The remaining 22,985 shares held by the Company and 23,252 shares to be released from escrow within one year are considered Level 1 investments as these have a readily determinable fair value and quoted prices in active markets.

During the year ended June 30, 2018, the Company recorded a liability for contingent consideration related to its acquisition of the CF Business (see Note 4 for additional information related to the acquisition). The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model.  These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.  Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  Changes in the value of the contingent consideration obligations would be recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended
June 30, 2018
Beginning balance	$—
Initial fair value measurements	47,030
Payments	(671)
Resolution of contingency	(36,980)
Accretion on discount	3,134
Change in fair value	236
Ending balance	$12,749

There were no transfers of assets or liabilities between Level 2 and Level 3 during the year ended June 30, 2018 or 2017. There were no impairments recorded for the year ended June 30, 2018 or 2017.

7. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year Ended
	June 30, 2018	June 30, 2017
Balance at beginning of period	$80,216	$70,877
Additions due to acquisitions	58,866	9,339
Balance at end of period	$139,082	$80,216

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
June 30, 2018	Period	Amount	Amortization	Amount
Developed technology	3.3 years	$117,000	$58,299	$58,701
Customer relationships	3.0 years	51,639	40,634	11,005
Maintenance contracts	0.3 years	17,000	15,866	1,134
Trade names	3.4 years	9,100	4,141	4,959
Backlogs	— years	1,800	1,800	—
License agreements	5.8 years	2,445	1,390	1,055
Other intangibles	1.6 years	1,382	1,144	238
Total intangibles, net		$200,366	$123,274	$77,092

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
June 30, 2017	Period	Amount	Amortization	Amount
Developed technology	5.3 years	$55,400	$42,689	$12,711
Customer relationships	3.3 years	40,300	37,567	2,733
Maintenance contracts	1.3 years	17,000	12,467	4,533
Trade names	4.3 years	5,100	2,846	2,254
License agreements	6.4 years	2,445	1,120	1,325
Other intangibles	2.7 years	1,382	1,001	381
Total intangibles, net with finite lives		121,627	97,690	23,937
In-process research and development, with indefinite life		1,400	—	1,400
Total intangibles, net		$123,027	$97,690	$25,337

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amortization expense of intangibles for the periods presented (in thousands):

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Amortization in “Cost of revenues: Product”	$16,870	$7,020	$15,369
Amortization of intangibles	8,715	8,702	17,001
Total amortization	$25,585	$15,722	$32,370

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2019	$25,867
2020	22,973
2021	20,851
2022	6,277
2023	875
Thereafter	249
Total	$77,092

8. Debt

Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2018	June 30, 2017
Current portion of long-term debt:
Term Loan	$9,500	$12,444
Less: unamortized debt issuance costs	(493)	(164)
Current portion of long-term debt	$9,007	$12,280

Long-term debt, less current portion:
Term Loan	$180,500	$71,268
Revolving Facility	10,000	10,000
Less: unamortized debt issuance costs	(1,751)	(846)
Total long-term debt, less current portion	188,749	80,422
Total debt	$197,756	$92,702

During the second quarter of fiscal 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with Silicon Valley Bank, as administrative agent and collateral agent, and the financial institutions that are a party thereto as lenders.   The Credit Facility provided for a five-year $90.5 million term loan (the “Term Loan”) and a five-year $50.0 million revolving loan facility (the “Revolving Facility”), which included a $5.0 million swing line loan sub facility and a $10.0 million letter of credit sub facility.  The Credit Facility among other things, amended and restated the Company’s previous credit facility.  The borrowings under the Credit Facility during fiscal 2017 were used to acquire the WLAN Business as more fully described in Note 4. Business Combinations.

The Credit Facility was amended on March 2, 2017, by Amendment One to such agreement, in anticipation of the acquisition of the Campus Fabric Business as more fully described in the Form 8-K filed on that date.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the closing of Campus Fabric Business discussed in Note 4, the Company entered into the Second Amendment to the Credit Facility (the “Second Amendment”), which amended the Amended and Restated Credit Agreement, dated as of October 28, 2016, by and among the Company, as borrower, Silicon Valley Bank, as administrative agent and collateral agent, and lenders. Among other things, the Second Amendment (i) increased the amount of the available borrowing under the Credit Facility from $140.5 million to $243.7 million, composed of (a) an increase to the five-year Term Loan from $90.5 million to up to $183.7 million and (b) increased the five-year Revolving Facility in a principal amount of up to $60.0 million, (ii) extends the maturity date under the Term Loan and the termination date under the Revolving Facility, (iii) provides for an uncommitted additional incremental loan facility in the principal amount of up to $50.0 million (“Incremental Facility”), and (iv) joins certain additional banks, financial institutions and institutional lenders as lenders pursuant to the terms of the Credit Facility.  On July 14, 2017, the Company borrowed $80.0 million under the Term Loan which was used to fund the purchase of the Campus Fabric Business.

In connection with the closing of the acquisition of the Data Center Business discussed in Note 4, the Company entered into the Third Amendment to the Credit Facility (the “Third Amendment”) on October 26, 2017. Among other things, the Third Amendment (i) amends the negative covenant governing dispositions to increase the general dispositions basket for the fiscal year of the Company ending June 30, 2018, and (ii) amends certain definitions and provisions to update certain references to the Data Center Business Purchase Agreement (as defined above). On the Data Center Business Closing Date, the Company borrowed $20.0 million on the Amended Term Loan to partially fund the acquisition of the Data Center Business.

On May 1, 2018, the Company terminated the Credit Facility as amended and entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The Credit Agreement provides for i) a $40 million five-year revolving credit facility (the “New Revolving Facility”), ii) a $190 million five-year term loan (the “New Term Loan”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“New Incremental Facility”).  On May 1, 2018, the Company borrowed $200 million under the Credit Agreement in order to pay off existing debt and for general corporate purposes.

Borrowings under the Credit Agreement will bear interest, at the Company’s election, as of May 1, 2018, at a rate per annum equal to LIBOR plus 1.50% to 2.75%, or the adjusted base rate plus 0.50% to 1.75%, based on the Company’s Consolidated Leverage Ratio.  In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.35%) on the unused portion of the New Revolving Facility, also based on the Company’s consolidated leverage ratio.  Principal installments are payable on the New Term Loan in varying percentages quarterly starting June 30, 2018 and to the extent not previously paid, all outstanding balances are to be paid at maturity. The Credit Agreement is secured by substantially all of the Company’s assets.

The Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement.  During the year ended June 30, 2018, in conjunction with the Credit Agreement, as noted above, the Company recorded a loss from an extinguishment of debt of $1.2 million in “Interest expense” in the accompanying consolidated statements of operations and incurred $1.5 million of deferred financing costs.

Amortization of deferred financing costs is included in “Interest expense” in the accompanying consolidated statements of operations, totaled $0.7 million, $0.5 million and $0.4 million in fiscal years 2018, 2017 and 2016, respectively.

The Company had $28.7 million of availability under the New Revolving Facility as of June 30, 2018.  The Company had $1.3 million of outstanding letters of credit as of June 30, 2018.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

For the fiscal year ending:
2019	$9,500
2020	9,500
2021	14,250
2022	14,250
2023	152,500
Total	$200,000

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

Leases

The Company currently leases its current headquarters, research and development facilities and office spaces for its various United States and international operations. Certain leases contain rent escalation clauses and renewal options. As part of the Company’s existing leased facilities, the Company occasionally receives lease incentives payments from the landlord which are used to make leasehold improvements on the respective facility. The Company depreciates the leasehold improvements over the useful life of the assets or the lease term, whichever is shorter.  The lease incentives payments are deferred and amortized on a straight-line basis over the term of the lease as an offset to rent expense.

Future annual minimum lease payments under all non-cancelable operating leases having initial or remaining lease terms in excess of one year at June 30, 2018, were as follows (in thousands):

For the fiscal year ending:	Future Lease Payments
2019	$27,517
2020	18,014
2021	17,560
2022	16,632
2023	14,157
Thereafter	18,983
Total minimum payments	$112,863

 Rent expense was $12.9 million, $9.4 million and $8.5 million in fiscal years 2018, 2017 and 2016, respectively.

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. The arrangements allow them to procure long lead-time component inventory based upon a rolling production forecast provided by the Company.  The Company is obligated to the purchase of long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2018, the Company had non-cancelable commitments to purchase $144.0 million of such inventory, which will be received and consumed during the first half of fiscal 2019. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Brazilian Tax Assessment Matters

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed the Company’s Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (US $1.0 million), excluding interest and penalties. All currency conversions in this Legal Proceedings section are as of June 30, 2018.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court validated the assessment and penalty imposed by the Tax Authority, but ruled that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts, and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017 decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 16.9 million (approximately U.S. $5.1 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of June 30, 2018.  The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit, and has appealed the lower court’s decision.  The appellate court ruled that no cash deposit (or guarantee) is required during the pendency of the appeal.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, punitive class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company’s common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  In a March 21, 2018 Order (the “March 2018 Order”), the Court granted in part and denied in part the defendants’ motion. The March 2018 Order narrowed the scope of the case, but allowed certain claims to proceed.  On July 18, 2018, the parties to the litigation commenced a mediation process with the assistance of a professional mediator and the Company believes the parties have arrived at an agreement in principle which they are in the process of documenting and which is subject to court approval.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County (Shaffer v. Kispert et al., No. 16 CV 291726).  The complaint names current and former officers and directors as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the March 2018 Order, the stipulated stay of the derivative litigation ended.  On July 18, 2018, the parties to the litigation commenced a mediation process with the assistance of a professional mediator and the Company believes the parties have arrived at an agreement in principle which they are in the process of documenting and which is subject to court approval.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG).  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  On July 24, 2017, the Company filed its answer.  In orders dated April 10 and May 22, 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board of inter partes review petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents.   Given the stay, the Court took off calendar all previously scheduled events (including a Markman hearing and potential trial date), and scheduled a status conference on October 22, 2018.  The Company believes the claims are without merit, and intends to defend them vigorously.

DIFF Scale Operation Research, LLC v. Extreme Networks, Inc.

On March 15, 2018, DIFF Scale Operation Research, LLC (“DIFF”) filed a patent infringement lawsuit against the Company in the United States District Court for the Southern District of New York (DIFF Scale Operation Research, LLC v. Extreme Networks, Inc., No. 18-cv-2324-KBF).  The complaint alleged infringement of seven patents (four expired) generally directed to virtual connection networking.  The parties have settled this dispute, and the court signed a stipulation and order of dismissal with prejudice on June 21, 2018.

Be Labs, Inc. v. Extreme Networks, Inc.

On April 25, 2018, Be Labs, Inc. (“Be Labs”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware (Be Labs, Inc. v. Extreme Networks, Inc., No. 1:18-cv-00626).  The complaint alleged direct and indirect infringement of two patents generally directed to a multimedia wireless distribution system for home or office use, and appears to accuse the Company’s 802.11ac- and 802.11n-compliant ExtremeWireless products.  The parties have settled this dispute, and Be Labs dismissed the case with prejudice on July 9, 2018.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 based on the offer, distribution, use, possession and/or importation into Germany of certain network switches equipped with the ExtremeXOS operating system.  Orckit is seeking injunctive relief, an accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  On May 3, 2018, Extreme Networks GmbH filed a separate nullity action in the Federal Patent Court in Munich, seeking to invalidate the asserted patents, and on May 4, 2018, the defendants answered the complaint, denying any infringement and seeking a stay of the action pending the conclusion of the nullity action.  The Company believes the claims are without merit, and intends to defend them vigorously.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with certain legal matters. For example, the Company currently is paying or reimbursing legal expenses being incurred by certain current and former officers and directors in connection with the shareholder litigation described above.  The Company also procures Directors and Officers insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these indemnification agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. As of June 30, 2018, the Company has the outstanding indemnification claims described above.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with the entering into of the Company’s Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2018, no shares of preferred stock were outstanding.

Stockholders’ Rights Agreement

On April 26, 2012, the Company entered into an Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC as the rights agent (the “Restated Rights Plan”). The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of Common Stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of the Company’s Preferred Stock. The Restated Rights Plan replaces in its entirety the Rights Agreement, dated as of April 27, 2001, as subsequently amended, between the Company and Mellon Investor Services LLC (the “Prior Rights Plan”).

The Board adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013.  Each year since 2013 the Board and shareholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  Our Board of Directors unanimously approved an amendment to the Restated Rights Plan on May 9, 2018 to extend the Restated Rights Plan through May 31, 2019, subject to ratification by a majority of the stockholders of the Company at the next annual shareholders meeting, expected to be held on November 8, 2018.

11. Employee Benefit Plans

As of June 30, 2018, the Company has the following share-based compensation plans:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, up to 12.7 million shares subject to stock options and awards available for issuance under the 2005 Plan may be transferred to the 2013 Stock Plan and would be added to the number of shares available for future grant under the 2013 Plan.  The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting.  During the fiscal years ended June 30, 2018 and 2017, an additional 9.0 million shares and 8.3 million shares, respectively, were authorized and made available for grant under the 2013 Plan. As of June 30, 2018, total options and awards to acquire 9.0 million shares were outstanding under the 2013 Plan and 12.1 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

Enterasys 2013 Stock Plan

Pursuant to the acquisition of Enterasys on October 31, 2013, the Company assumed the Enterasys 2013 Stock Plan (the “Enterasys Plan”).  As of June 30, 2018, total options to acquire 0.8 million shares were outstanding under the Enterasys Plan. Options granted under this plan have a contractual term of seven years. No future grants may be made from the Enterasys Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Equity Incentive Plan

The 2005 Plan was adopted by the Company’s Board of Directors on October 20, 2005, and approved by stockholders on December 2, 2005. The 2005 Plan replaced the Amended 1996 Stock Option Plan (the “1996 Plan”), the 2000 Non-statutory Stock Option Plan and the 2001 Non-statutory Stock Option Plan. The 2005 Plan includes provisions upon the granting of certain awards defined by the 2005 Plan as Full Value Awards in which the shares available for grant under the 2005 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2005 Plan for future issuance as was applied upon granting. Effective November 20, 2013, the 2005 Plan was replaced with the 2013 Plan, and, as of June 30, 2018, total options to acquire 0.2 million shares were outstanding under the 2005 Plan.  No future grants may be made from the 2005 Plan, however, outstanding options and awards forfeited or canceled were allowed to be transferred to the 2013 Plan until December 2, 2015, at which time, no further shares may be transferred. A total of 6.6 million shares were transferred to the 2013 Plan.

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

	June 30, 2018	June 30, 2017
Employee stock options and awards outstanding	9,957	9,726
2013 Employee Plan shares available for grant	12,060	7,629
2014 Employee Stock Purchase Plan	5,365	7,785
Total shares reserved for issuance	27,382	25,140

Stock Options

The 1996 Plan was originally adopted in September 1996, and provided for the grant of options for common stock to eligible participants. Effective December 2, 2005, the 1996 Plan was terminated, and, as of June 30, 2016, no options to acquire shares remain outstanding under the 1996 Plan. No future grants may be made from the 1996 Plan.

The following table summarizes stock option activity under all plans (shares and intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2017	3,062	$4.06	4.19	$15,868
Exercised	(854)	$4.52
Cancelled	(15)	$4.26
Options outstanding at June 30, 2018	2,193	$3.88	2.90	$8,996
Vested and expected to vest at June 30, 2018	2,193	$3.88	2.90	$8,996
Exercisable at June 30, 2018	1,980	$4.03	2.80	$7,781

 The total intrinsic value of options exercised in fiscal years 2018, 2017 and 2016 was $6.3 million, $5.7 million and $0.2 million, respectively.

There were no stock options granted in fiscal 2018 or 2017. The weighted-average estimated fair value of stock options granted in fiscal years 2016 was $1.59 per share. As of June 30, 2018, there was $0.2 million of total unrecognized compensation cost related to unvested stock options that will be fully recognized in fiscal 2019.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (“RSUs”), including performance or market-based restricted stock units (“PSUs”) which vest over a fixed period of time or based upon the satisfaction of certain performance criteria. The Company recognizes compensation expense on the awards over the vesting period based on the award’s intrinsic value as of the date of grant.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock award activity (shares and market value in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2017	6,664	$4.66
Granted	4,595	$11.15
Vested	(2,956)	$3.79
Cancelled	(539)	$8.05
Non-vested stock awards outstanding at June 30, 2018	7,764	$8.60	$61,804

The aggregate fair value, as of the respective vesting dates of RSUs vested during the fiscal years ended June 30, 2018, 2017 and 2016 was $51.2 million, $9.1 million and $8.6 million, respectively.

Fiscal 2018 PSU

During fiscal 2018, the Company approved the grant of 1.2 million stock awards to its vice president level employees or above (“VPs”), including 0.6 million stock awards to its Executive Officers.  Fifty percent (50%) of the stock awards granted to the VPs, except the chief executive officer, were in the form of PSUs and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs.  The Company’s chief executive officer received sixty percent (60%) of his stock award grant in the form of PSUs, while forty percent (40%) of this award were in the form of RSUs. The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

The PSUs referenced in the preceding paragraph will be considered earned once the Company’s U.S. GAAP earnings aggregates at least $0.32 per share over two consecutive quarters (the “2018 Performance Threshold”).  Upon satisfying the 2018 Performance Threshold, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter, will vest on the same schedule as the RSUs, subject to continued service to the Company.  If the 2018 Performance Threshold is not met by the third anniversary of the grant date, the award is canceled.  In addition, the 2018 Performance Threshold will be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $16.00 per share; or, in the event the consideration is less than $16.00 per share, the number of PSUs deemed to be earned will be determined by multiplying the number of PSUs by the ratio of the aggregate earnings per share of the last two quarters prior to the Change of Control to the $0.32 Performance Threshold. The grant date fair value per share of the PSUs referenced above was $10.90. During the year ended June 30, 2018, none of the PSU grants referenced above achieved their 2018 Performance Threshold.

During fiscal 2018, the Company approved the grant of 0.1 million stock awards with market-based vesting criteria to certain VPs with grant date fair values per share ranging from $10.61 to $12.19 determined by using the Monte-Carlo simulation model.

Fiscal 2017 PSU

During fiscal 2017, the Company approved the grant of 1.5 million stock awards to its VPs, including 0.7 million stock awards to its Executive Officers.  Fifty percent (50%) of the stock awards granted to the VPs were in the form of PSUs and fifty percent (50%) of the stock awards granted were in the form of RSUs. The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

The PSUs referenced in the preceding paragraph were considered earned once the Company’s stock price equaled or exceeded $5.00 per share for 30 consecutive trading days after January 1, 2017 (the “2017 Performance Threshold”). The grant date fair values per share of the PSUs were determined by using the Monte-Carlo simulation model, ranging $3.02 to $3.09. The assumptions used in the Monte-Carlo simulation includes the expected volatility of 56%, risk-free rate of 0.9%, no expected divided yield, expected term of 3.0 years and possible future stock prices over the performance period based on historical stock and market prices. The assumptions used in the Monte-Carlo simulation includes the risk-free rate, expected divided yield, expected term, and possible future stock prices over the performance period based on historical stock and market prices. Once the 2017 Performance Threshold goal was attainted, the PSUs began to vest on the same schedule as the RSUs that were granted at the same time, subject to continued service to the Company.  During the year ended June 30, 2017, all of the PSUs referenced above achieved their 2017 Performance Threshold and as such, began vesting and will be released on the schedule as noted, subject to continued service to the Company.

During fiscal 2017, the Company approved grants of 1.4 million stock awards in the form of PSUs to certain VPs, including 0.9 million shares to its Executive Officers. Fifty percent (50%) of the PSUs are earned based on the Company’s stock price appreciation (the “Stock Price PSUs”) and fifty percent (50%) of the PSUs are earned based on the Company’s total stockholder return relative to the S&P Small Cap 600 Capped Information Technology Index (the “TSR PSUs”).

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 The Stock Price PSUs represent the right to receive a number of shares of common stock up to one and one-third of the target number of Stock Price PSUs. They are earned and vest as follows based on the average adjusted closing stock price of the Company’s common stock for the 90 days ending as of May 4, 2020, subject to the grantees’ continued service through the certification of performance:

Average adjusted closing stock price	Shares earned
at least $8.96 but less than $11.63	One-third
at least $11.63 but less than $13.15	Two-thirds
at least $13.15 but less than $16.56	100%
$16.56 or more	One and one-third

No PSUs are earned if such average adjusted closing stock price is less than $8.96.

The TSR PSUs represent the right to receive a number of shares of common stock up to 130% of the target number of TSR PSUs. They are earned and vest as follows based on the positive percentage point difference between the Company’s total stockholder return and the total stockholder return for the S&P Small Cap 600 Capped Information Technology Index over the performance period from May 4, 2017 to May 4, 2020, subject to the grantees’ continued service through the certification of performance:

Level	Percentage point difference between Company TSR and index TSR	Shares earned
Threshold	0%	0%
Target	+ 25%	100%
Maximum	+ 35%	130%

 Total stockholder return is calculated based on the 90-day average stock price at the beginning and end of the performance period. Linear interpolation is generally used to determine the number of shares earned for achievement between threshold and target levels and between target and maximum levels. However, if the Company’s total stockholder return over the performance period is negative, the number of shares earned will be capped at 100% of the target number of TSR PSUs.

The grant date fair values per share of the Stock Price PSUs and the TSR PSUs were determined by using the Monte-Carlo simulation model, ranging $7.01 to $8.76, respectively. The assumptions used in the Monte-Carlo simulation includes the expected volatility of 54%, risk-free rate of 1.5%, no expected divided yield, expected term of 3.0 years and possible future stock prices over the performance period based on historical stock and market prices.

For the fiscal years ended June 30, 2018, 2017 and 2016, the Company withheld an aggregate of 1.0 million shares, 0.4 million shares and 0.1 million shares, respectively, upon the vesting of RSUs, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years 2018, 2017 and 2016, the Company remitted cash of $11.3 million, $2.0 million and $0.2 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2018, there were $41.7 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of 1.57 years

Performance Grant Activity

The following table summarizes PSU’s with market or performance based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal year 2018	Fiscal year 2017	Fiscal year 2016
Performance awards granted	714	2,106	695
Performance awards earned	566	839	582

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014 Employee Stock Purchase Plan

In August 27, 2014, the Board of Directors approved the adoption of Extreme Network’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On November 12, 2014, the stockholders approved the 2014 ESPP with the maximum number of shares of common stock that may be issued under the plan of 12.0 million shares. The 2014 ESPP replaced the 1999 Employee Stock Purchase Plan. The 2014 ESPP allows eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation, subject to the terms of the specific offering periods outstanding. Each purchase period has a maximum duration of six months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. During fiscal 2018, the 2014 ESPP had offerings periods of either 6 months or 24 months, commonly referred to as “look back periods”. As of June 30, 2018, there have been 6.6 million shares issued under the 2014 ESPP.

Effective with the offering period beginning on February 1, 2016, the Company amended the 2014 ESPP to increase the maximum shares issuable for each purchase period from 1.0 million shares to 1.5 million shares. Effective with the offering period beginning on August 1, 2016, the Company amended the 2014 ESPP so that all future offering periods are limited to six months and to make certain other changes to the 2014 ESPP including adding new contribution limits for each offering period. Existing open offering periods prior to the effective date of the changes were unaffected by the amendments to the 2014 ESPP.

Share Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line item caption is as follows (in thousands):

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Cost of product revenue	$564	$333	$882
Cost of service revenue	1,131	589	1,041
Research and development	7,642	3,312	4,559
Sales and marketing	9,843	4,253	4,633
General and administrative	8,453	4,146	3,677
Total share-based compensation expense	$27,633	$12,633	$14,792

 The amount of stock based compensation expense capitalized in inventory has been immaterial for each of the periods presented.

The Company uses the straight-line method for expense attribution other than the PSUs using the accelerated attribution method. Beginning in fiscal 2017, the Company no longer estimates forfeitures, but rather recognizes expense for those shares expected to vest and recognizes forfeitures when they occur. The Company’s estimated forfeiture rate in fiscal 2016 based on the Company’s historical forfeiture experience was 13% for non-executives and 19% for executives.

The fair value of each stock option grant under the Company’s 2013 Plan and 2005 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a blended rate of the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated per share fair value of shares purchased under the 2014 ESPP in fiscal years 2018, 2017 and 2016, was $3.25, $1.24 and $0.92, respectively.

	Stock Option Plan		Employee Stock Purchase Plan
	Year Ended		Year Ended
	June 30, 2017	June 30, 2016	June 30, 2018	June 30, 2017	June 30, 2016
Expected life	4.0 years	4.2 years	0.5 years	0.5 years	1.2 years
Risk-free interest rate	1.78%	1.17%	1.64%–1.15%	0.40%	0.33%
Volatility	52%	50%	42%	40%–37%	58%
Dividend yield	—%	—%	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $18,500 for calendar year 2018. Employees age 50 or over may elect to contribute an additional $6,000. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately.  In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. The program during fiscal 2018 is to match $0.50 for every Dollar contributed by the employee up to the first 2.5% of pay.  The Company’s matching contributions to the Plan totaled $3.3 million, $1.4 million and $1.2 million, for fiscal years 2018, 2017 and 2016, respectively. No discretionary contributions were made in fiscal years 2018, 2017 or 2016.

12. Information about Segments of Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment.  Revenue is attributed to a geographical area based on the location of the customers. The Company operates in three geographic theaters: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, China, South Asia and Japan. The Company’s chief operating decision maker (“CODM”), who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3. Revenues for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long Lived Assets:	June 30, 2018	June 30, 2017
		(As adjusted)
Americas	$178,251	$67,369
EMEA	15,106	8,998
APAC	9,896	4,275
Total long-lived assets	$203,253	$80,642

13. Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes.  The fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations; the Company recognized losses of $1.2 million and $0.7 million in fiscal 2018 and 2017, respectively, and gains of $1.3 million in fiscal 2016 related to the change in fair value. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2018 and 2017, forward foreign currency contracts had a notional principal amount of $5.0 million and $6.7 million, respectively. These contracts have maturities of less than 60 days.  Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

14. Restructuring and Related Charges, Net of Reversals

As of June 30, 2018, restructuring liabilities were $6.5 million which are recorded in “Other accrued liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets.  The restructuring liabilities consist of obligations pertaining to the estimated future obligations for non-cancelable lease payments and severance and benefits obligations.  During fiscal years 2018, 2017 and 2016, the Company recorded restructuring charges, net of reversals, of $8.1 million, $8.9 million and $11.0 million, respectively.  The charges are reflected in “Restructuring and related charges, net of reversals” in the consolidated statements of operations.

2018 Restructuring

The Company announced and began executing a reduction-in-force in its third and fourth fiscal quarters as a result of the acquisitions of the Campus Fabric Business and the Data Center Business. The Company recorded $7.9 million related to employee severance and benefits expenses during the year ended June 30, 2018.  The Company also incurred charges of $0.2 million for changes to its estimates for accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments of its excess facilities.

2017 Restructuring

In conjunction with the Company’s restructuring activities noted below, the Company incurred $8.9 million of restructuring charges, net of reversals during fiscal 2017 which is reflected in “Restructuring and related charges, net of reversals” in the consolidated statements of operations.

Pursuant with the WLAN Business acquisition from Zebra, the Company assumed a facility lease located at 6480 Via del Oro in San Jose, California (“Via del Oro”) and transferred the Company’s headquarters from Rio Robles Drive in San Jose, California (“Rio Robles”) to Via del Oro.  The Company consolidated its existing workforce with employees assumed from Zebra at the Via del Oro site and exited the Rio Robles site on January 31, 2017.  Due to the Company’s move from the Rio Robles facility and abandonment of all leasehold improvements, it accelerated the amortization of the remaining leasehold improvements balance for this site over the shortened service period such that the leasehold improvements were fully amortized on the cease-use date.  The Company recorded accelerated amortization expense for the year ended June 30, 2018 of $2.6 million.

The Company entered into a sublease agreement for its Rio Robles facility during the third quarter of fiscal 2017.  The sublease is for the remaining duration of the Company’s lease. The net charges incurred for the remaining lease payments, real estate commissions and other related costs, net of the future sublease payments resulted in additional charges of $2.0 million during fiscal 2017. The excess facilities payments will continue through fiscal year 2023.

In anticipation of the acquisitions of the Campus Fabric and the Data Center Businesses, the Company reoccupied the majority of its exited space at its Salem, New Hampshire location during its fiscal fourth quarter to accommodate the growth in headcount and lab facility requirements.  This action resulted in a reversal of prior accruals of $1.3 million.

In conjunction with the consolidation actions noted above, the Company announced a reduction-in-force affecting 90 employees.  The Company recorded $5.6 million in severance and benefits charges, net during the year ended June 30, 2017.

2016 Restructuring

During fiscal 2016, the Company abandoned excess facilities, primarily in San Jose, California; Salem, New Hampshire; Morrisville, North Carolina and other smaller leased locations. The abandoned facilities represented approximately 32% of the floor space in the aggregate at these locations and included general office and warehouse space.

In conjunction with the exiting of facilities noted above, the Company incurred $11.0 million of restructuring charges. Excess facilities charges included accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities and contract termination charges of $5.4 million, acceleration of depreciation of leasehold improvements of $4.5 million, professional fees of $1.0 million and other of $0.1 million.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total
Balance as of June 30, 2015	$—	$5,737	$117	$5,854
Period charges	10,811	668	237	11,716
Period reversals	(18)	(618)	(90)	(726)
Non cash adjustments	(4,463)	—	—	(4,463)
Period payments	(1,686)	(5,787)	(264)	(7,737)
Balance as of June 30, 2016	4,644	—	—	4,644
Period charges	1,951	5,728	2,663	10,342
Period reversals	(1,337)	(109)	—	(1,446)
Non cash adjustments	—	—	(2,578)	(2,578)
Period payments	(3,074)	(3,766)	—	(6,840)
Balance as of June 30, 2017	2,184	1,853	85	4,122
Period charges	207	7,945	—	8,152
Period reversals	—	—	(12)	(12)
Period payments	(594)	(5,140)	(73)	(5,807)
Balance as of June 30, 2018	$1,797	$4,658	$—	$6,455
Less: current portion included in Other accrued liabilities				5,074
Restructuring accrual included in Other long-term liabilities				$1,381

15. Income Taxes

Income before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2018	2017	2016
		(As adjusted)	(As adjusted)
Domestic	$(55,197)	$(7,228)	$(34,271)
Foreign	8,550	9,824	2,244
Total	$(46,647)	$2,596	$(32,027)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for fiscal years 2018, 2017 and 2016 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2018	2017	2016
Current:
Federal	$(155)	$(155)	$727
State	521	168	75
Foreign	4,456	2,332	1,793
Total current	4,822	2,345	2,595
Deferred:
Federal	(6,358)	3,063	1,659
State	294	99	108
Foreign	1,387	(1,167)	(26)
Total deferred	(4,677)	1,995	1,741
Provision for income taxes	$145	$4,340	$4,336

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (28 percent for fiscal 2018 pursuant to the recently enacted U.S. tax legislation) to income before taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2018	2017	2016
		(As adjusted)	(As adjusted)
Tax at federal statutory rate	$(13,061)	$909	$(11,209)
State income tax, net of federal benefit	521	168	75
Change in valuation allowance	25,302	3,246	9,465
Research and development credits	(7,311)	(1,355)	(1,364)
Foreign earnings taxed at other than U.S. rates	(1,065)	(492)	1,678
Stock based compensation	(5,901)	(573)	3,564
Goodwill amortization	2,004	1,795	1,672
Nondeductible officer compensation	1,927	470	77
Nondeductible meals and entertainment	510	391	289
AMT credit monetization	(155)	(155)	—
Deferred tax liability release - Tax reform	(2,482)	—	—
Other	(144)	(64)	89
Provision for income taxes	$145	$4,340	$4,336

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2018	2017	2016
		(As adjusted)	(As adjusted)
Deferred tax assets:
Net operating loss carry-forwards	$49,429	$109,170	$108,563
Tax credit carry-forwards	48,093	34,444	32,730
Depreciation	1,422	1,312	—
Intangible amortization	35,107	32,919	28,480
Deferred revenue, net	159	3,320	3,190
Inventory write-downs	13,682	11,111	6,207
Other allowances and accruals	25,700	13,002	10,568
Stock based compensation	4,872	3,545	4,048
Other	2,185	4,270	4,275
Total deferred tax assets	180,649	213,093	198,061
Valuation allowance	(177,869)	(212,111)	(196,640)
Total net deferred tax assets	2,780	982	1,421
Deferred tax liabilities:
Depreciation	—	—	(343)
Goodwill amortization	(3,363)	(6,254)	(4,459)
Deferred tax liability on foreign withholdings	(357)	(321)	(235)
Total deferred tax liabilities	(3,720)	(6,575)	(5,037)
Net deferred tax liabilities	$(940)	$(5,593)	$(3,616)
Recorded as:
Net non-current deferred tax assets	$5,195	$983	$1,077
Net non-current deferred tax liabilities	(6,135)	(6,576)	(4,693)
Net deferred tax liabilities	$(940)	$(5,593)	$(3,616)

The Company’s global valuation allowance decreased by $34.2 million in the fiscal year ended June 30, 2018 and increased by $15.5 million in the fiscal year ended June 30, 2017. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against non-U.S. deferred tax assets in Australia and Brazil.  The valuation allowance is determined by assessing both negative and positive available evidence to assess whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of the Company's business provides sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.

As of June 30, 2018, the Company had net operating loss carry-forwards for U.S. federal and state tax purposes of $185.6 million and $54.4 million, respectively.  As of June 30, 2018, the Company also had foreign net operating loss carry-forwards in Ireland, Australia and Brazil of $37.5 million, $9.0 million and $0.7 million, respectively.  As of June 30, 2018, the Company also had federal and state tax credit carry-forwards of $33.2 million and $18.8 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits. The U.S. federal net operating loss carry-forwards of $185.6 million will begin to expire in the fiscal year ending June 30, 2021 and state net operating losses of $54.4 million began to partially expire in the fiscal year ending June 30, 2018. The foreign net operating losses can generally be carried forward indefinitely.  Federal research and development tax credits of $22.6 million will expire beginning in fiscal 2019, if not utilized and foreign tax credits of $10.6 million will expire beginning in fiscal 2020.  North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2024, if not utilized. California state research and development tax credits of $17.9 million do not expire and can be carried forward indefinitely.

In September, 2017, the Company performed an Internal Revenue Code section 382 analysis with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2017, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2018, cumulative undistributed, indefinitely reinvested earnings of non-U.S. subsidiaries totaled $14.1 million.  It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the US.  As discussed below, recently enacted tax reform includes a provision to move the U.S. to a modified territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. The Company has determined there will be no cash tax impact of this new provision due to existing tax attributes.  The Company is reviewing its prior position on the reinvestment of earnings of certain foreign subsidiaries but has recorded a deferred tax liability of $0.4 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential withholding tax associated with repatriation of these earnings is $2.7 million.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.  Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire and North Carolina.  As of June 30, 2017, the Company is currently under examination by the state of North Carolina for the fiscal years ended 2014, 2015 and 2016. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, the Company will not be subject to the majority of the tax law provisions until fiscal year 2019; however, there are certain significant items of impact that will be recognized in fiscal year 2018. Because a change in tax law is accounted for in the period of enactment, the effects of the TCJA, a tax benefit of $2.5 million, was reflected in the full year results for fiscal 2018.

The TCJA’s primary change is a reduction in the U.S. Federal statutory corporate tax rate from 35% to 21%, including a pro rata reduction from 35% to 28% for the Company in fiscal 2018.  As a result, the Company recognized a tax benefit in the amount of $2.5 million in the second quarter of fiscal 2018 due to the revaluation of the Company's deferred tax liability related to amortizable goodwill to reflect the lower statutory rate.  Because the U.S. deferred tax assets are offset by a full valuation allowance, the reduction in deferred tax assets for the lower rate was fully offset by a corresponding reduction in valuation allowance resulting in no additional tax provision.

The TCJA moves the U.S. from a global taxation regime to a modified territorial regime.  Under the territorial regime, the company’s foreign earnings will generally not be subject to tax in the US.  As part of transitioning to this new regime, U.S. companies are required to pay tax on historical earnings generated offshore that have not been repatriated to the U.S. (“Transition Tax”).  The Company has estimated there will be no incremental tax provision relating to the Transition Tax given the Company’s ability to utilize existing tax attributes to offset the impact of the deemed repatriation.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recorded where accounting is complete in the year ended June 30, 2018 principally relate to the reduction in the U.S. federal tax rate to 21 percent, which resulted in the Company reporting an income tax benefit of $2.5 million to remeasure deferred tax liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance.  The impact of the rate change related to net deferred tax assets has a net tax effect of zero, and as such, the accounting to determine the gross change in the deferred tax position and the offsetting valuation is considered complete.  In accordance with Staff Accounting Bulletin (“SAB”) 118, the estimated income tax impact associated with the Transition Tax of zero represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculation. In accordance with SAB 118, estimated income tax impact associated with the Transition Tax is considered provisional and will be finalized prior to the end of the measurement period. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.

With respect to provisions of the TCJA effective for tax years beginning on or after January 1, 2018, the company anticipates several new provisions may potentially impact tax provisions in future periods including limitations on the deductibility of interest expense and certain executive compensation, a minimum tax on certain foreign earnings (i.e., global intangible low-taxed income or “GILTI”), as well as a base-erosion and anti-abuse tax (“BEAT”).  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on initial assessment and interpretation of the new provision, the Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in fiscal 2019. The Company may elect to account for GILTI tax as a component of tax expense in the period in which it is incurred or account for the GILTI tax in the measurement of deferred taxes. The Company is continuing to evaluate this particular provision and therefore has not yet elected a method but will do so once our analysis is complete. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax.  There is a reasonable amount of uncertainty surrounding the interpretation of this new provision, however, based on initial assessment and a conservative interpretation of the new provision, the Company expects that it will be minimally subject to the incremental U.S. tax on BEAT income beginning in fiscal 2019.

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

Additionally, the Company completed the acquisitions of the Zebra WLAN Business, the Avaya Campus Fabric Business and the Brocade Data Center Business in October 2016, July 2017 and October 2017, respectively, and treats the acquisitions as an asset purchase from a tax perspective. The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.

During the twelve months ended June 30, 2018, the Company deducted $7.5 million of tax amortization expense related to capitalized goodwill resulting from the above acquisitions.

As of June 30, 2018, the Company had $17.5 million of unrecognized tax benefits.  If fully recognized in the future, there would be no impact to the effective tax rate, and $17.5 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.  The Company does not reasonably expect the amount of unrealized tax benefits to decrease during the next twelve months. The increase for fiscal year 2018 relates substantially to previously unrecorded foreign net operating losses.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2015	$11,359
Increase related to prior year tax positions	174
Lapse of statute of limitations	120
Balance at June 30, 2016	11,653
Increase related to prior year tax positions	7,180
Increase related to current year tax positions	233
Lapse of statute of limitations	(153)
Balance at June 30, 2017	18,913
Decrease related to prior year tax positions	(1,407)
Balance at June 30, 2018	$17,506

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of tax expense in the consolidated statement of operations and totaled less than $0.1 million for each of the fiscal years 2018, 2017 and 2016.

16. Net Loss Per Share

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

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
		(As Adjusted)	(As Adjusted)
Net loss	$(46,792)	$(1,744)	$(36,363)
Weighted-average shares used in per share calculation - basic and diluted	114,221	108,273	103,074
Net loss per share - basic and diluted	$(0.41)	$(0.02)	$(0.35)

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

The following securities were excluded from the computation of outstanding diluted earnings per common share because they would have been anti-dilutive (in thousands):

	Year Ended
	June 30, 2018	June 30, 2017	June 30, 2016
Options to purchase common stock	2,547	—	6,937
Restricted stock units	7,822	220	353
Employee Stock Purchase Plan shares	1,294	—	—
Total shares excluded	11,663	220	7,290

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2018, our internal control over financial reporting is effective.

During the year ended June 30, 2018, we completed our acquisitions of the fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) from Avaya Inc., the data center business (the “Data Center Business”) from Brocade Communication Systems, Inc., and the capital financing business (the “CF Business”) from Broadcom Corporation. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2018, we have elected to exclude the Campus Fabric Business, Data Center Business and CF Business from our evaluation for fiscal 2018 as permitted under current Securities and Exchange Commission rules and regulations. As of and for the year ended June 30, 2018, the assets and revenues of the acquired businesses not included in our evaluation represented 20% of consolidated assets and 33% of consolidated revenues. We are currently in the process of integrating and assessing the internal controls over financial reporting of the acquired businesses with the rest of our Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal 2019.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Reference is made to the Index to Consolidated Financial Statements of Extreme Networks, Inc. under Item 8 in Part II of this Annual Report on Form 10-K.

All required schedules are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

•	Exhibits:

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2018.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ B. DREW DAVIES
B. Drew Davies
Executive Vice President, Chief Financial Officer, (Principal Accounting Officer)
August 29, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 29, 2018	(Principal Executive Officer)
August 29, 2018

/s/ B. DREW DAVIES	/s/ CHARLES CARINALLI
B. Drew Davies	Charles Carinalli
Executive Vice President, Chief Financial Officer	Director
(Principal Accounting Officer)	August 29, 2018
August 29, 2018

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
August 29, 2018	August 29, 2018

/s/ RAJ KHANNA	/s/ MARYAM ALEXANDRIAN-ADAMS
Raj Khanna	Maryam Alexandrian-Adams
Director	Director
August 29, 2018	August 29, 2018

EXHIBIT INDEX

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1	Stock Purchase Agreement, dated September 12, 2013 between Enterprise Network Holdings, Inc. and Extreme Networks, Inc.	8-K	9/13/2013	2.1
2.2†	Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	8-K	9/15/2016	2.1
2.3	Amendment No. 1 dated October 28, 2016 to the Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	10-Q	2/2/2017	2.1
2.4	Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	8-K	3/7/2017	2.1
2.5	Amendment No. 1, dated April 3, 2017, to the Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	10-Q	5/4/2017	2.2
2.6†	Asset Purchase Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and, solely for the purposes set forth therein, Broadcom Corporation.	8-K	3/30/2017	2.1
2.7	Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	8-K	10/3/2017	2.1
2.8	Amendment No. 1 dated May 6, 2018 to the Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.				X
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	3/31/2011	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
4.2	Amendment No. 2 to the Amended and Restated Rights Agreement effective April 30, 2014.	8-K	5/20/2014	4.1
4.3	Amendment No. 3 to the Amended and Restated Rights Agreement effective May 14, 2015.	8-K	5/19/2015	4.1
4.4	Amendment No. 4 to the Amended and Restated Rights Agreement effective May 5, 2016.	8-K	5/9/2016	4.1
4.5	Amendment No. 5 to the Amended and Restated Rights Agreement effective May 31, 2017.	8-K	6/5/2017	4.1
4.6	Amendment No. 6 to the Amended and Restated Rights Agreement effective May 31, 2018.	8-K	6/5/2018	4.1
10.1	Form of Indemnification Agreement for directors and officers.	8-K	10/24/2011	99.1

10. 2	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.3	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.4	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2
10.5	Enterasys Networks, Inc. 2013 Stock Plan.	8-K	11/22/2013	10.1
10.6*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated June 2016.	10-K	9/6/2016	10.11
10.7*	Amended and Restated Extreme Networks, Inc. 2013 Equity Incentive Plan.	S-8	12/01/2017	99.1
10.8*	Form of market based restricted stock units award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	1/30/2015	99.1
10.9*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.15
10.10*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.16
10.11*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.17
10.12*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.13*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.2
10.14*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.3
10.15*	Form of performance stock unit under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.21

10.16*	Promotion Letter between Robert Gault and Extreme Networks, Inc. dated June 2, 2015.	10-Q	4/29/2016	10.2
10.17*	Supplemental Letter between Robert Gault and Extreme Networks, Inc. dated August 4, 2015.	10-Q	4/29/2016	10.3
10.18*	Offer Letter, executed May 15, 2016, between Extreme Networks, Inc. and Drew Davies.	8-K	5/19/2016	10.1
10.19*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated November 1, 2016.	10-Q	11/2/2016	10.5
10.20*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated May 4, 2016.	10-K	9/6/2016	10.26
10.21*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27

10.22*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3

10.23*	Form of Option Agreement Under the Extreme Networks, Inc. 2005 Equity Incentive Plan.	10-K	9/6/2016	10.30
10.24	Debt Commitment Letter, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Silicon Valley Bank.	8-K	9/15/2016	10.1
10.25	Amended and Restated Credit Agreement, dated as of October 28, 2016, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	10-Q	11/2/2016	10.4
10.26	First Amendment to the Amended and Restated Credit Agreement, dated as of March 2, 2017, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	10-Q	5/4/2017	10.1
10.27	Second Amendment to the Amended and Restated Credit Agreement, dated as of July 14, 2017, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, and Silicon Valley Bank, as administrative agent and collateral agent.	8-K	7/18/2017	10.1
10.28	Sublease Agreement, dated February 3, 2017, by and between the Company as sub-landlord and Yangtze Memory Technologies, Inc. as sub-tenant.	10-Q	5/4/2017	10.2
10.29	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.30	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6
10.31*	Form of 2017 restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.42
10.32	Consent Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and solely for the purposes set forth therein, Broadcom Corporation.	8-K	10/3/2017	10.1
10.33*	Form of Performance vesting restricted stock units agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan	10-Q	11/9/2017	10.4
10.34	Third Amendment to the Amended and Restated Credit Agreement, dated as of October 26, 2017 by and among the Company, as borrower, the several banks and other financial institutional or entities party thereto as lenders, and Silicon Valley, Bank, as administrative agent and collateral agent.	8-K	10/30/2017	10.1
10.35	Credit Agreement, dated as of May 1, 2018, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, and Bank of Montreal, as administrative agent.	8-k	05/07/2018	10.1

10.36

Amendment No. 1 to Credit Agreement, dated as of June 28, 2018, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, and Bank of Montreal, as administrative agent.

X
21.1	Subsidiaries of Registrant	X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see the signature page of this Form 10 K).	X
31.1	Section 302 Certification of Chief Executive Officer.	X
31.2	Section 302 Certification of Chief Financial Officer.	X
32.1**	Section 906 Certification of Chief Executive Officer.	X
32.2**	Section 906 Certification of Chief Financial Officer.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Indicates management or board of directors contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are Furnished herewith. Exhibits 32.1 and 32.2 are being furnished and shall not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and  (the “Exchange Act”), or otherwise are not subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under these sections, .the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

†	This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.