Form 10-Q
period 2018-09-30
EXTREME NETWORKS INC
filed 2018-11-02
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “an emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 30, 2018, was 118,337,479

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2018

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$140,167	$121,139
Accounts receivable, net of allowance for doubtful accounts of $1,661 at September 30, 2018 and $1,478 at June 30, 2018	164,683	212,423
Inventories	55,580	63,867
Prepaid expenses and other current assets	35,371	30,484
Total current assets	395,801	427,913
Property and equipment, net	76,224	78,519
Intangible assets, net	70,023	77,092
Goodwill	139,082	139,082
Other assets	50,754	47,642
Total assets	$731,884	$770,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,008	$9,007
Accounts payable	43,873	75,689
Accrued compensation and benefits	36,387	50,351
Accrued warranty	12,601	12,807
Deferred revenue	137,991	130,865
Other accrued liabilities	82,180	81,153
Total current liabilities	322,040	359,872
Deferred revenue, less current portion	45,874	43,660
Long-term debt, less current portion	176,498	188,749
Deferred income taxes	6,234	6,135
Other long-term liabilities	64,107	59,100
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 118,270 shares issued and outstanding at September 30, 2018 and 116,124 shares issued and outstanding at June 30, 2018	118	116
Additional paid-in-capital	956,356	942,397
Accumulated other comprehensive loss	(2,697)	(1,703)
Accumulated deficit	(836,646)	(828,078)
Total stockholders’ equity	117,131	112,732
Total liabilities and stockholders’ equity	$731,884	$770,248

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Net revenues:
Product	$177,720	$164,774
Service	62,166	46,941
Total net revenues	239,886	211,715
Cost of revenues:
Product	83,543	80,045
Service	24,272	19,289
Total cost of revenues	107,815	99,334
Gross profit:
Product	94,177	84,729
Service	37,894	27,652
Total gross profit	132,071	112,381
Operating expenses:
Research and development	51,241	34,285
Sales and marketing	67,582	55,561
General and administrative	12,771	12,185
Acquisition and integration costs	2,546	4,244
Restructuring charges, net of reversals	808	—
Amortization of intangibles	2,141	1,614
Total operating expenses	137,089	107,889
Operating (loss) income	(5,018)	4,492
Interest income	394	647
Interest expense	(3,526)	(2,215)
Other (expense) income, net	487	3,127
(Loss) income before income taxes	(7,663)	6,051
Provision for income taxes	1,402	1,675
Net (loss) income	$(9,065)	$4,376
Basic and diluted net (loss) income per share:
Net (loss) income per share - basic	$(0.08)	$0.04
Net (loss) income per share - diluted	$(0.08)	$0.04
Shares used in per share calculation - basic	117,368	112,241
Shares used in per share calculation - diluted	117,368	118,431

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Net (loss) income:	$(9,065)	$4,376
Other comprehensive (loss) income, net of tax:
Available for sale securities:
Change in unrealized gains on available for sale securities	—	183
Net change in foreign currency translation adjustments	(497)	355
Other comprehensive (loss) income, net of tax:	(497)	538
Total comprehensive (loss) income	$(9,562)	$4,914

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net (loss) income	$(9,065)	$4,376
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	6,783	3,125
Amortization of intangible assets	7,073	4,309
Provision for doubtful accounts	515	489
Stock-based compensation	6,825	4,803
Deferred income taxes	(25)	488
Unrealized/realized (gain) loss on equity investment	(154)	(3,757)
Non-cash interest	995	227
Other non-cash items	(172)	701
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	46,661	(5,762)
Inventories	8,287	5,915
Prepaid expenses and other assets	(7,814)	(1,856)
Accounts payable	(31,251)	9,042
Accrued compensation and benefits	(13,964)	(5,360)
Deferred revenue	9,374	4,650
Other current and long-term liabilities	10,262	(2,792)
Net cash provided by operating activities	34,330	18,598
Cash flows from investing activities:
Capital expenditures	(7,417)	(7,421)
Business acquisitions	—	(68,047)
Proceeds from sale of investment	727	4,922
Net cash used in investing activities	(6,690)	(70,546)
Cash flows from financing activities:
Borrowings under Term Loan	—	80,000
Repayments of debt	(12,375)	(4,093)
Loan fees on borrowings	(273)	(1,494)
Proceeds from issuance of common stock, net of tax withholding	7,137	42
Capital lease financing	(91)	—
Contingent consideration obligations	(1,577)	—
Deferred payments on an acquisition	(1,000)	—
Net cash (used in) provided by financing activities	(8,179)	74,455
Foreign currency effect on cash	(433)	57
Net increase in cash and cash equivalents	19,028	22,564

Cash and cash equivalents at beginning of period	121,139	130,450
Cash and cash equivalents at end of period	$140,167	$153,014

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations.  The condensed consolidated balance sheet at June 30, 2018 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2018. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for fiscal 2019 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to “fiscal 2019” or “2019” represent the fiscal year ending June 30, 2019.  All references herein to “fiscal 2018” or “2018” represent the fiscal year ended June 30, 2018.

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

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. Business Combinations

Fiscal 2018 Acquisitions

Data Center Business

The Company completed its acquisition of the data center business (the “Data Center Business”) of Brocade Communication Systems, Inc.’s (“Brocade”) on October 27, 2017 (the “Data Center Closing Date”), pursuant to an Asset Purchase Agreement (the “Data Center Business APA”) dated as of October 3, 2017, by and between the Company and Brocade for an aggregate purchase consideration of $84.3 million. Under the terms and conditions of the Data Center Business APA, the Company acquired customers, employees, technology and other assets of the Data Center Business as well as assumed certain contracts and other liabilities of the Data Center Business.

The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Final Allocation
Accounts receivables	$33,488
Inventories	19,934
Prepaid expenses and other current assets	988
Property and equipment	18,938
Other assets	4,734
Accounts payable and accrued expenses	(16,494)
Deferred revenue	(33,025)
Net tangible assets acquired	28,563
Identifiable intangible assets	32,800
Goodwill	22,974
Total intangible assets acquired	55,774
Total net assets acquired	$84,337

Campus Fabric Business

The Company completed its acquisition of Avaya Inc.’s (“Avaya”) fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) on July 14, 2017, (the “Campus Fabric Business Closing Date”) pursuant to an Asset Purchase Agreement (the “Campus Fabric Business APA”) dated March 7, 2017.  Under the terms and conditions of the Campus Fabric Business APA, the Company acquired the customers, employees, technology and other assets of the Campus Fabric Business, as well as assumed certain contracts and other liabilities of the Campus Fabric Business, for total consideration of $79.4 million.

The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Final Allocation
Accounts receivables	$19,527
Inventories	14,165
Prepaid expenses and other current assets	240
Property and equipment	5,406
Other assets	7,009
Accounts payable and accrued expenses	(31,670)
Deferred revenue	(8,994)
Other long-term liabilities	(5,849)
Net tangible assets acquired	(166)
Identifiable intangible assets	41,300
In-process research and development	2,400
Goodwill	35,892
Total intangible assets acquired	79,592
Total net assets acquired	$79,426

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

Net assets acquired included financing receivables of $13.7 million, lease equipment of $3.5 million and identifiable intangible assets of $0.8 million, and the fair value of the contingent consideration was $13.0 million. As the preliminary fair value of the net assets acquired exceeded the fair value of the purchase consideration, the Company recorded a bargain purchase gain of $5.0 million.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisitions of the Data Center Business, CF Business and Campus Fabric Business had occurred as of the beginning of fiscal 2017 presented after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization on acquired property and equipment and intangibles, acquisition costs, interest income and expense and related tax effects.

The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the beginning of fiscal 2017, nor are they necessarily indicative of future operating results. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

The unaudited pro forma financial information for the three months ended September 30, 2017, combines the historical results for Extreme for that period, which includes the results of the Campus Fabric Business subsequent to the acquisition date, with the historical results of the Data Center Business, CF Business and Campus Fabric Business, prior to the acquisition date, for the three months ended September 30, 2017.

Pro forma results of operations from the Data Center Business, CF Business and Campus Fabric Business acquisitions included in the pro forma results of operations for the three months ended September 30, 2017, have not been adjusted for the adoption of Topic 606 because the Company determined that it is impractical to estimate the impact of the adoption.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

Three Months Ended
September 30, 2017
Net revenues	$284,508
Net loss	$(8,774)
Net loss per share - basic	$(0.08)
Net loss per share - diluted	$(0.08)
Shares used in per share calculation - basic	112,241
Shares used in per share calculation - diluted	112,241

3.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance was adopted effective July 1, 2018 and the Company reclassified a $0.5 million unrealized gain, net of tax, related to its available-for-sale investments from accumulated other comprehensive loss to accumulated deficit as a cumulative-effect adjustment in the accompanying condensed consolidated balance sheets.  Future changes in fair value will be included in earnings in each period.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments to provide guidance on the classification of eight cash flow issues in order to reduce diversity in practice.  The Company adopted the new guidance effective July 1, 2018. The amendments in this update have been applied on a retrospective transition method to each period presented. The adoption of this guidance did not have a material effect on the Company’s presentation of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Historical GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold outside the consolidated group.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective July 1, 2018 on a modified retrospective basis. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company adopted this guidance effective July 1, 2018, on a prospective basis.  The adoption of this guidance did not have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy Levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), this standard that allows the reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). The amount of the reclassification is the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances related to items remaining in AOCI. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The new standard is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the income tax rate in the Tax Reform Act are recognized. Management is currently evaluating implementation options and impact on the Company's financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption. This guidance is effective for the Company beginning with its fiscal year 2020, beginning on July 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, Topic 842 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.  The Company believes that Topic 842 will have a material impact on its financial position, as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheets. The Company continues to evaluate the impact the new standard will have on its condensed consolidated statement of operations and statement of cash flows. This guidance will become effective for the Company beginning with its fiscal year 2020, beginning on July 1, 2019.

4.	Revenues

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

Revenue Recognition

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct.  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price.  The stand-alone selling prices are determined based on the prices at which the Company separately sells these products.  For items that are not sold separately, the Company estimates the stand-alone selling prices using the best estimated selling price approach.

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product sales revenues as reflected on the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 are recognized at a point in time. Substantially all of the Company’s service revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On September 30, 2018, the Company had $183.9 million of remaining performance obligations, which is comprised of deferred maintenance revenue and services not yet delivered.  The Company expects to recognize approximately 65 percent of its remaining performance obligations as revenue in fiscal 2019, an additional 22 percent in fiscal 2020 and 13 percent of the balance thereafter.

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

Revenue recognized for the three months ended September 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $50.6 million and $42.0 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company capitalized them as contract costs in the amount of $4.9 million and $2.5 million at September 30, 2018 and 2017, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations.  Amortization recognized during the three months ended September 30, 2018 and 2017, was $0.7 million and $0.4 million, respectively.  There was no impairment loss in relation to the costs capitalized.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Revenue by Category

The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	September 30, 2018			September 30, 2017
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$56,742	$59,936	$116,678	$42,392	$50,990	$93,382
Other	4,493	5,524	10,017	14,336	6,395	20,731
Total Americas	61,235	65,460	126,695	56,728	57,385	114,113
EMEA	61,331	30,838	92,169	51,232	27,903	79,135
APAC	2,349	18,673	21,022	3,264	15,203	18,467
Total net revenues	$124,915	$114,971	$239,886	$111,224	$100,491	$211,715

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

	Three Months Ended
	September 30, 2018	September 30, 2017
Tech Data Corporation	17%	11%
Westcon Group Inc.	13%	15%
Jenne Corporation	12%	14%

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	September 30, 2018	June 30, 2018
Tech Data Corporation	21%	17%
Westcon Group Inc.	12%	*
Jenne Corporation	*	13%

* Less than 10% of accounts receivable

5.	Balance Sheet Accounts

Cash, Cash Equivalents and Marketable Securities

The following is a summary of cash, cash equivalents and marketable securities (in thousands):

	September 30, 2018	June 30, 2018
Cash	$140,167	$121,139
Cash equivalents	—	—
Total cash and cash equivalents	140,167	121,139
Marketable securities (consisting of available-for-sale securities)	887	1,459
Total cash, cash equivalents and marketable securities	$141,054	$122,598

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Marketable equity securities are recorded in “Prepaid expense and other current assets” in the accompanying condensed consolidated balance sheets as these securities are publicly-traded with readily determinable values. Marketable equity securities are classified as available-for-sale and reported at fair value with unrealized gains and losses included in “Other (expense) income, net” in the accompanying condensed consolidated statements of operations.

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

Inventories consist of the following (in thousands):

	September 30, 2018	June 30, 2018
Finished goods	$42,150	$49,393
Raw materials	13,430	14,474
Total Inventories	$55,580	$63,867

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2018	June 30, 2018
Computers and equipment	$63,456	$60,677
Purchased software	21,558	21,389
Office equipment, furniture and fixtures	15,034	14,980
Leasehold improvements	50,959	50,070
Total property and equipment	151,007	147,116
Less: accumulated depreciation and amortization	(74,783)	(68,597)
Property and equipment, net	$76,224	$78,519

Intangibles

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands)

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2018
Developed technology	3.1 years	$117,000	$63,106	$53,894
Customer relationships	2.8 years	51,639	41,578	10,061
Maintenance contracts	0.1 years	17,000	16,717	283
Trade names	3.2 years	9,100	4,506	4,594
License agreements	7.3 years	2,232	1,244	988
Other intangibles	1.3 years	1,382	1,179	203
Total intangibles, net		$198,353	$128,330	$70,023

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2018
Developed technology	3.3 years	$117,000	$58,299	$58,701
Customer relationships	3.0 years	51,639	40,634	11,005
Maintenance contracts	0.3 years	17,000	15,866	1,134
Trade names	3.4 years	9,100	4,141	4,959
Backlogs	— years	1,800	1,800	—
License agreements	5.8 years	2,445	1,390	1,055
Other intangibles	1.6 years	1,382	1,144	238
Total intangibles, net		$200,366	$123,274	$77,092

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Amortization in “Cost of revenues: Product”	$4,932	$2,695
Amortization of intangibles	2,141	1,614
Total amortization	$7,073	$4,309

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

Deferred Revenue

The Company offers for sale to its customers, renewable support arrangements that range from one to five years as well as professional and training services, which results in deferred revenue.

Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2018	June 30, 2018
Current portion of long-term debt:
Term Loan	$9,500	$9,500
Less: unamortized debt issuance costs	(492)	(493)
Current portion of long-term debt	$9,008	$9,007

Long-term debt, less current portion:
Term Loan	$178,125	$180,500
Revolving Facility	—	10,000
Less: unamortized debt issuance costs	(1,627)	(1,751)
Total long-term debt, less current portion	176,498	188,749
Total debt	$185,506	$197,756

  On May 1, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The Credit Agreement provides for i) $40 million five-year revolving credit facility (the “New Revolving Facility”) ii) a $190 million five-year term loan (the “New Term Loan”) and iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“New Incremental Facility”).  On May 1, 2018, the Company borrowed $200 million under the Credit Agreement to pay off existing debt and for general corporate purposes.

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

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the Credit Agreement.  Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.2 million for each of the three month periods ended September 30, 2018 and 2017.

The Company had $38.7 million of availability under the New Revolving Facility as of September 30, 2018.  The Company had $1.3 million of outstanding letters of credit as of September 30, 2018.

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

Upon issuance of a standard product warranty, the Company discloses and recognizes a liability for the obligations it assumes under the product warranty. The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Balance beginning of period	$12,807	$10,584
Warranties assumed due to acquisitions	—	3,156
New warranties issued	3,722	2,272
Warranty expenditures	(3,928)	(2,513)
Balance end of period	$12,601	$13,499

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

Other long-term liabilities

The following is a summary of long-term liabilities (in thousands):

	September 30, 2018	June 30, 2018
Acquisition related deferred payments, less current portion	$12,350	$13,251
Contingent consideration obligations, less current portion	4,711	4,898
Other contractual obligations, less current portion	31,402	31,200
Other	15,644	9,751
Total other long-term liabilities	$64,107	$59,100

Advertising

All advertising costs are expensed as incurred. Advertising expenses for three months ended September 30, 2018 and 2017, were immaterial.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Investments:
Marketable securities	$887	$—	$—	$887
Total assets measured at fair value	$887	$—	$—	$887
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$11,233	$11,233
Total liabilities measured at fair value	$—	$—	$11,233	$11,233

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Investments:
Marketable securities	$1,459	$—	$—	$1,459
Total assets measured at fair value	$1,459	$—	$—	$1,459
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$12,749	$12,749
Total liabilities measured at fair value	$—	$—	$12,749	$12,749

Level 1 investments:

The Company holds an investment in marketable equity securities which is classified as available-for-sale marketable securities at Level 1 as the investments have readily determinable fair value (see below, Level 3 investments). An unrealized holding gain on the investments was $0.5 million as of June 30, 2018.

Level 2 assets and liabilities:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the short duration until maturity of the Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $187.6 million and $200.0 million as of September 30, 2018 and June 30, 2018, respectively. Such differences are immaterial for all periods presented.

Level 3 assets and liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At June 30, 2018, the Company reflected a liability for contingent consideration related to a certain acquisition completed in Fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a discounted cash flow model.  These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.  Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  Changes in the value of the contingent consideration obligations would be recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Beginning balance	$12,749	$—
Payments	(1,577)	—
Accretion on discount	61	—
Ending balance	$11,233	$—

There were no transfers of assets or liabilities between Level 2 and Level 3 during the three months ended September 30, 2018 or 2017. There were no impairments recorded for the three months ended September 30, 2018 or 2017.

7.Share-based Compensation

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	September 30, 2018	June 30, 2018
2013 Equity Incentive Plan shares available for grant	7,804	9,957
Employee stock options and awards outstanding	12,236	12,060
2014 Employee Stock Purchase Plan	4,084	5,365
Total shares reserved for issuance	24,124	27,382

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Cost of product revenue	$178	$92
Cost of service revenue	345	133
Research and development	2,342	1,051
Sales and marketing	2,359	1,643
General and administrative	1,601	1,884
Total share-based compensation expense	$6,825	$4,803

During the three months ended September 30, 2018 or 2017, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

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

The following table summarizes stock award activity for the three months ended September 30, 2018 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2018	7,764	$8.60	$61,804
Granted	3,337	6.44
Vested	(1,142)	6.28
Cancelled	(565)	8.69
Non-vested stock awards outstanding at September 30, 2018	9,394	$8.11	$51,479

The following table summarizes stock option activity for the three months ended September 30, 2018 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	2,193	$3.88	2.90	$8,996
Granted	852	6.40
Exercised	(123)	3.81
Cancelled	(80)	6.18
Options outstanding at September 30, 2018	2,842	$4.57	3.88	$3,343
Vested and expected to vest at September 30, 2018	2,842	$4.57	3.88	$3,343
Exercisable at September 30, 2018	1,939	$3.98	2.68	$2,946

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

During the first quarter of fiscal 2019, the Company approved the grant of 1,269,800 stock awards to its vice president level employees or above (“VPs”), including 278,000 stock awards to its Executive Officers, and 2,067,074 stock awards to its other employees.  Fifty percent (50%) of the stock awards granted to the VPs and the chief executive officer, were in the form of PSUs, with grant date fair values of $6.40, and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs.  The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

For the PSUs referenced in the preceding paragraph, they will be considered earned once the Company’s combined earnings per share equals or exceeds $0.20 over two consecutive quarters (the “FY19 Performance Threshold”).  Upon satisfying the FY19 Performance Threshold, the PSUs shall vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter, shall vest on the same schedule as the RSUs, subject to continued service to the Company.  If the FY19 Performance Threshold is not met by the third anniversary of the grant date the award is canceled.  In addition, the FY19 Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $10.00 per share.

During the first quarter of fiscal 2019, the Company granted 851,700 Performance Stock Options (“PSOs”) to certain officers and executive vice presidents that will vest if the Company’s stock price achieves a price hurdle of $10.00 during the three-year performance period from August 29, 2018 through August 31, 2021. The price hurdle will be deemed to have been achieved if, at any time over the performance period, the Company’s stock maintains a price of $10.00 for 30 consecutive days.  If the price hurdle is achieved, the PSOs will vest as follows:

If the price hurdle is met before or on August 31, 2019, one-third of the PSOs will vest on August 31, 2019 and the remainder will vest quarterly over two years.

If the price hurdle is met after August 31, 2019, a number of the PSOs will vest (ratably calculated based upon the time elapsed between August 31, 2018 and the date the hurdle is met) and the remainder will vest quarterly through August 31, 2021.  The grant date fair value was $2.62.

2014 Employee Stock Purchase Plan

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

There were 1,280,708 and 1,267,930 shares issued under the ESPP during the three months ended September 30, 2018 and 2017, respectively. The following assumptions were used to calculate the fair value of shares granted under the ESPP during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2018	September 30, 2017
Expected life	0.5 years	0.5 years
Risk-free interest rate	2.20%	1.15%
Volatility	63%	42%
Dividend yield	—%	—%

The weighted-average fair value of shares granted under the ESPP during the three months ended September 30, 2018 and 2017 was $2.73 and $2.41, respectively.

8.Restructuring Charges, net of reversals

Restructuring liabilities consisted of obligations pertaining to the estimated future obligations for non-cancelable lease payments, as well as severance and benefits obligations. The restructuring liabilities are recorded in “Other accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

The Company recorded $0.8 million of additional restructuring charges, net of reversals during the three months ended September 30, 2018, associated with a reduction-in-force in the fourth quarter of fiscal 2018.

Cash payments of $3.4 million were paid during the first three months of fiscal 2019.  The balance of the severance and benefits obligations are expected to be paid by the end of fiscal 2019.  The excess facilities obligations will continue through fiscal year 2023.

Total restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Total
Balance as of June 30, 2018	$1,797	$4,658	$6,455
Period charges	—	999	999
Period reversals	—	(191)	(191)
Period payments	—	(3,402)	(3,402)
Balance as of September 30, 2018	$1,797	$2,064	$3,861
Less: current portion included in Other accrued liabilities			2,601
Restructuring accrual included in Other long-term liabilities			$1,260

9.Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2018, the Company had non-cancelable commitments to purchase $158.7 million of such inventory.  As of September 30, 2018 the Company had non-cancelable commitments to purchase $117.5 million of software and new product support services.

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

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed the Company’s Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (USD $0.8 million), excluding interest and penalties. All currency conversions in this Legal Proceedings section are as of September 30, 2018.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court validated the assessment and penalty imposed by the Tax Authority, but ruled that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts, and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017 decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 19.6 million (USD $4.8 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of September 30, 2018. The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit and has appealed the lower court’s decision.  The appellate court ruled that no cash deposit (or guarantee) is required during the pendency of the appeal.

Based on the currently available information, the Company believes the ultimate outcome of the ICMS Tax Assessment litigation will not have a material adverse effect on the Company's financial position or overall results of operations. However, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, there can be no assurance of a favorable outcome for Enterasys Brasil, which recorded an accrual of BRL 9.4 million (USD $2.3 million) as of the date the Company acquired Enterasys Networks.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, punitive class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company’s common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  In a March 21, 2018 Order (the “March 2018 Order”), the Court granted in part and denied in part the defendants’ motion. The March 2018 Order narrowed the scope of the case, but allowed certain claims to proceed.  The parties have signed a term sheet to settle the litigation and are preparing further documentation for the settlement to submit for court approval.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County (Shaffer v. Kispert et al., No. 16 CV 291726).  The complaint names current and former officers and directors as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  As a result of the March 2018 Order, the stipulated stay of the derivative litigation ended.  The parties have reached an agreement in principle to settle the case, and are preparing further documentation for the settlement to submit for court approval.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG).  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  In orders dated April 10 and May 22, 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (PTAB) of inter partes review (IPR) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents.  The PTAB has now instituted IPR proceedings as to all three patents and all patent claims asserted in the litigation. Given the stay, the Court took off calendar all previously scheduled events (including a Markman hearing and potential trial date). During a status conference on October 22, 2018, the Court continued the stay and set a status conference for February 11, 2019. The Company believes the claims are without merit, and intends to defend them vigorously.

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

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with certain legal matters. For example, the Company currently is paying or reimbursing legal expenses being incurred by certain current and former officers and directors in connection with the shareholder litigation described above.  The Company also procures Directors and Officers insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these indemnification agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. As of September 30, 2018, the Company has the outstanding indemnification claims described above.

10.Income Taxes

For the three months ended September 30, 2018 and 2017, the Company recorded income tax provision of $1.4 million and $1.7 million, respectively.

The income tax provisions for the three months ended September 30, 2018 and 2017, consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and for the three months ended September 30, 2018, the Data Center Business. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended September 30, 2018 and 2017, respectively and therefore may not reflect the annual effective tax rate.

 On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, is effective for the Company’s fiscal year ended 2019. As a fiscal year taxpayer, the Company was not subject to the majority of the tax law provisions until the first quarter of fiscal year 2019; however, there were certain significant items of impact that were recognized in fiscal year 2018, the year the TCJA was enacted.

The TCJA’s primary change is a reduction in the U.S. Federal statutory corporate tax rate from 35% to 21%.  As a result, the Company recognized a tax benefit in the amount of $2.5 million in the second quarter of fiscal 2018 due to the revaluation of the Company's deferred tax liability related to amortizable goodwill to reflect the lower statutory rate.  Because the U.S. deferred tax assets are offset by a full valuation allowance, the reduction in deferred tax assets for the lower rate was fully offset by a corresponding reduction in valuation allowance resulting in no additional tax provision.

The TCJA moves the U.S. from a global taxation regime to a modified territorial regime.  Under the territorial regime, the company’s foreign earnings will generally not be subject to tax in the US.  As part of transitioning to this new regime, U.S. companies were required to pay tax on historical earnings generated offshore that have not been repatriated to the U.S. (“Transition Tax”).  The Company has estimated there will be no incremental tax provision relating to the Transition Tax given the Company’s ability to utilize existing tax attributes to offset the impact of the deemed repatriation.

The TCJA makes broad and complex changes to the U.S. tax code, and in certain instances, lacks clarity and is subject to interpretation until additional U.S. Treasury guidance is issued.  On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA.

Amounts recorded where accounting is complete principally relate to the reduction in the U.S. federal tax rate to 21 percent, which resulted in the Company reporting an income tax benefit of $2.5 million in the fiscal year ended June 30, 2018 to remeasure deferred tax liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company is in a net deferred tax asset position that is offset by a full valuation allowance.  Though the impact of the rate change related to net deferred tax assets has a net tax effect of zero, the accounting to determine the gross change in the deferred tax position and the offsetting valuation is not yet complete.  In accordance with SAB 118, the estimated income tax impact associated with the Transition Tax of zero represents our best estimate based on interpretation of the U.S. legislation as we are still accumulating data to finalize the underlying calculation. In accordance with SAB 118, estimated income tax impact associated with the Transition Tax is considered provisional and will be finalized prior to the end of the measurement period. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA.

With respect to provisions of the TCJA effective for the Company’s fiscal year ended 2019, the Company anticipates several new provisions may potentially impact tax provisions in future periods including limitations on the deductibility of interest expense and certain executive compensation, a minimum tax on certain foreign earnings (i.e., global intangible low-taxed income or “GILTI”).  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on initial assessment and interpretation of the new provision, the Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in fiscal 2019. The Company may elect to account for GILTI tax as a component of tax expense in the period in which it is incurred or account for the GILTI tax in the measurement of deferred taxes. The Company is continuing to evaluate this particular provision and therefore has not yet elected a method but will do so once our analysis is complete. The Base Erosion and Anti-Abuse Tax (“BEAT”) provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  There is a reasonable amount of uncertainty surrounding the interpretation of this new provision, however, based on initial assessment and a reasonable interpretation of the new provision, the Company expects that it will not be subject to the incremental U.S. tax on BEAT income beginning in fiscal 2019, due to a realignment of the Company’s international structure.

In the three months ended September 30, 2019, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset at the time the transfer occurs.  Historically, GAAP has prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold outside the consolidated group.  Effective as of July 1, 2018, the Company adopted ASU 2016-16 on a modified retrospective basis which requires an adjustment of the cumulative-effect of the adoption to retained earnings.  However, the adjustment was immaterial to the financial statements and no such adjustment was necessary.  As a result of adoption, the income tax consequences of future intra-entity transfer of assets will be recognized in earnings in each period rather than be deferred until the assets leave the consolidated group.  In the three months ended September 30, 2018, the Company recognized a deferred tax asset relating to a transfer of certain assets from the US parent company to its wholly-owned Irish subsidiary of $5.4 million, which was fully offset by the establishment of a valuation allowance resulting in no impact to Company’s statement of operations.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as the deferred tax assets in Australia and a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the above mentioned foreign jurisdictions.  This valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

The acquisition of Enterasys in October 2013 included a U.S. parent company as well as its wholly-owned foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10). In addition, the Company completed asset purchases of the WLAN Business, the Campus Fabric Business and the Data Center Business in October 2016, July 2017 and October 2017, respectively.  The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.  During the three months ended September 30, 2018 and 2017, the Company deducted $0.5 million and $1.6 million of tax amortization expense respectively, for each period related to capitalized goodwill resulting from these acquisitions. As of September 30, 2018, the Company recorded a deferred tax liability of $5.9 million related to this goodwill amortization which is not considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $17.2 million of unrecognized tax benefits as of September 30, 2018.  The future impact of the unrecognized tax benefit of $17.2 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses. The Company is in the process of settling examination by the state of North Carolina for fiscal years ended 2014, 2015 and 2016. The settlement will result in an immaterial payment to the state to close all three years.

11.Net Loss Per Share

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

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2018	September 30, 2017

Net (loss) income	$(9,065)	$4,376

Weighted-average shares used in per share calculation - basic	117,368	112,241
Effect of potentially dilutive shares:
Options to purchase common stock	—	1,760
Restricted stock units	—	4,007
Employee Stock Purchase Plan shares	—	423
Weighted-average shares used in per share calculation - diluted	117,368	118,431
Net (loss) income per share:
Net (loss) income per share - basic	$(0.08)	$0.04
Net (loss) income per share - diluted	$(0.08)	$0.04

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Options to purchase common stock	989	—
Restricted stock units	1,913	496
Employee Stock Purchase Plan shares	—	204
Total shares excluded	2,902	700

12.	Foreign Exchange Forward Contracts

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

As of September 30, 2018, the Company did not have any forward foreign currency contracts. As of September 30, 2017 forward foreign currency contracts had a notional principal amount of $9.6 million and an immaterial unrealized loss. These contracts typically have maturities of less than 90 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.

Foreign currency transactions gains and losses from operations was a gain of $0.2 million and loss from operations of $0.6 million for the three months ended September 30, 2018 and 2017, respectively.

13.	Disclosure about Segments of an Enterprise and Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of its customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, India, Australia and Japan. The Company’s chief operating decision maker, who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 4 Net Revenues for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	September 30, 2018	June 30, 2018
Americas	$147,276	$178,251
EMEA	46,119	15,106
APAC	9,187	9,896
Total long-lived assets	$202,582	$203,253

14.Subsequent Event

On November 2, 2018, the Company announced that its Board of Directors has authorized the Company to repurchase up to $60.0 million of its common stock over the next two years. Purchases may be made from time to time in the open market, in privately negotiated transactions or otherwise. The manner, timing and amount of any purchases will be determined by the Company's management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations.  No repurchases were made during the quarter ended September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the first quarter ended September 30, 2018, our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses..

Business Overview

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period.  In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended September 30, 2018.

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

Key Financial Metrics

During the first quarter of fiscal 2019, we reflected the following results:

•	Net revenues of $239.9 million compared to $211.7 million in the first quarter of fiscal 2018.
•	Product revenue of $177.7 million compared to $164.8 million in the first quarter of fiscal 2018.

•	Service revenue of $62.2 million compared to $46.9 million in the first quarter of fiscal 2018.
•	Total gross margin of 55.1% of net revenues compared to 53.1% of net revenues in the first quarter of fiscal 2018.
•	Operating loss of $5.0 million compared to operating profit $4.5 million in the first quarter of fiscal 2018.
•	Net loss of $9.1 million compared to a net income of $4.4 million in the first quarter of fiscal 2018.
•

Cash flow provided by operating activities of $34.3 million compared to $18.6 million in the three months ended September 30, 2017.  Cash, cash equivalents and marketable securities of $141.1 million compared to $130.5 million as of June 30, 2018.

 Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Net Revenues:
Product	$177,720	$164,774	$12,946	7.9%
Percentage of net revenue	74.1%	77.8%
Service	62,166	46,941	15,225	32.4%
Percentage of net revenue	25.9%	22.2%
Total net revenues	$239,886	$211,715	$28,171	13.3%

Product revenue increased $12.9 million or 7.9% for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018. The growth in product revenues was attributable to the acquisition of the Data Center Business, partial offset by longer customer buying cycles and growth in our backlog.

Service revenue increased $15.2 million, or 32.4% for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.  The growth in service revenue was primarily due to the increased number of service contracts acquired with the acquisition of the Data Center Business.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Gross profit:
Product	$94,177	$84,729	$9,448	11.2%
Percentage of product revenue	53.0%	51.4%
Service	37,894	27,652	10,242	37.0%
Percentage of service revenue	61.0%	58.9%
Total gross profit	$132,071	$112,381	$19,690	17.5%
Percentage of net revenues	55.1%	53.1%

Product gross profit increased $9.4 million or 11.2% for the three months ended September 30, 2018 as compared to the corresponding period in fiscal 2018.   The increase was due to higher revenues and more favorable manufacturing costs due to our cost reduction efforts in addition to lower acquired inventory purchase accounting adjustments of $2.9 million incurred in the first fiscal quarter of 2018. Increases in product gross margin were partially offset by increased distribution costs of $3.3 million, amortization of developed technology intangibles of $2.3 million due to the acquisition of the Data Center Business, and warranty charges of $1.4 million.

Service gross profit increased $10.2 million or 37.0% for the three months ended September 30, 2018 as compared to the corresponding period in fiscal 2018, primarily due to a higher number of maintenance contracts related to the acquisition of the Data Center Business.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017	$ Change	% Change
Research and development	$51,241	$34,285	$16,956	49.5%
Sales and marketing	67,582	55,561	12,021	21.6%
General and administrative	12,771	12,185	586	4.8%
Acquisition and integration costs	2,546	4,244	(1,698)	(40.0)%
Restructuring charges, net of reversals	808	—	808	—
Amortization of intangibles	2,141	1,614	527	32.7%
Total operating expenses	$137,089	$107,889	$29,200	27.1%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $17.0 million or 49.5% for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018.  The increase in research and development expenses was due to higher personnel costs of $7.3 million due to increased headcount related to the acquisition of the Data Center Business, $2.4 million in increased facility and information technology costs, $3.9 million in increased supplies and equipment costs and $3.0 million in increased contractor and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $12.0 million or 21.6% for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018 primarily as a result of the acquisition of the Data Center Business.  The increase consisted of higher personnel costs of $10.1 million, $0.5 million in increased travel, marketing, meeting and conference costs, $0.4 million in increased facility and information technology costs and $1.0 million in increased software, supplies and equipment costs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $0.6 million or 4.8% for the three months ended September 30, 2018 as compared to the corresponding period of fiscal 2018 primarily due to $0.6 million in higher personnel costs and $0.4 million in higher facility and information technology costs, offset by $0.5 million in reduced professional fees.

Acquisition and Integration Costs

For the three months ended September 30, 2018, we incurred $2.5 million of integration costs related to the acquisitions of the Campus Fabric and Data Center Businesses.

For the three months ended September 30, 2017, we incurred $1.2 million of acquisition and $1.7 million of integration costs related to the acquisition of the Campus Fabric Business and $1.3 million of acquisition costs related to the future acquisition of the Data Center Business.

Restructuring Charges, Net of Reversals

For the three months ended September 30, 2018, we recorded restructuring charges of $0.8 million associated with a reduction-in-force in the fourth quarter of fiscal 2018.

Amortization of Intangibles

During the three months ended September 30, 2018 and 2017, we recorded $2.1 million and $1.6 million, respectively, of amortization expense as operating expenses in the accompanying condensed consolidated statements of operations.  The increase was mainly due to additional amortization related to the acquired intangibles from the Data Center Business.

Interest Expense

During the three months ended September 30, 2018 and 2017, we recorded $3.5 million and $2.2 million, respectively, in interest expense.  The increase in interest expense was due to the increased balance of our Credit Agreement and higher interest rates as compared to the corresponding period of fiscal 2018 as well as additional imputed interest charges associated with various long-term contracts.

Other Income (Expense), Net

During the three months ended September 30, 2018 and 2017, we recorded income of $0.5 million and $3.1 million, respectively, in other income (expense), net. The change was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2018 and 2017, we recorded an income tax provision of $1.4 million and $1.7 million, respectively, which consisted primarily of taxes on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys, the WLAN Business and the Campus Fabric Business.  The income tax provisions for the three months ended September 30, 2018 and 2017 were calculated based on actual results of operations three months ended September 30, 2018 and 2017and therefore may not reflect the annual effective tax rate.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, we were not subject to the majority of the tax law provisions until fiscal year 2019; however, there are certain significant items of impact that were recognized in fiscal year 2018. Because a change in tax law is accounted for in the period of enactment, the effects of the TCJA, a tax benefit of $2.5 million, have been reflected in the second quarter of fiscal 2018. See Note 10 to the condensed consolidated financial statements which includes a detailed discussion of the various provisions of the new U.S. tax legislation.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2018, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Business Combinations
•	Inventory Valuation and Purchase Commitments

The have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

New Accounting Pronouncements

See Note 3 of the accompanying condensed consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash, cash equivalents, marketable securities and working capital (in thousands):

	September 30, 2018	June 30, 2018
Cash and cash equivalents	$140,167	$121,139
Marketable securities	887	1,459
Total cash, cash equivalent and marketable securities	$141,054	$122,598
Working capital	$73,761	$68,041

As of September 30, 2018, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $141.1 million, accounts receivable, net of $164.7 million and availability of borrowings from our five-year New Revolving Facility of $39.1 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development, marketing of our products, purchases of property and equipment and include repayments of debt and related interest. We believe that our $141.1 million of cash, cash equivalents and marketable securities at September 30, 2018 and the availability of borrowings from the New Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

On November 2, 2018, the Company announced that its Board of Directors has authorized the Company to repurchase up to $60.0 million of its common stock over the next two years. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any purchases will be determined by the Company's management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations.

On May 1, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The Credit Agreement provides for i) a $40 million five-year revolving credit facility (the “New Revolving Facility”), ii) a $190 million five-year term loan (the “New Term Loan”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“New Incremental Facility”).  On May 1, 2018, the Company borrowed $200 million under the Credit Agreement.

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

Financial covenants under the Credit Agreement require the Company to maintain a minimum consolidated fixed charge and consolidated leverage ratio at the end of each fiscal quarter through maturity.  The Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets.  The Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.  At September 30, 2018, we were in compliance with the covenants of the Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$34,330	$18,598
Net cash used in investing activities	(6,690)	(70,546)
Net cash (used in) provided by financing activities	(8,179)	74,455
Foreign currency effect on cash	(433)	57
Net increase in cash and cash equivalents	$19,028	$22,564

Net Cash Provided by Operating Activities

Cash flows provided by operations in the three months ended September 30, 2018 were $34.3 million, including our net loss of $9.1 million and non-cash expenses of $21.8 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes and imputed interest.  Other sources of cash for the current quarter included a decrease in accounts receivables and inventories and increases in deferred revenues and other current and long-term liabilities. This was partially offset by decreases in accounts payable and accrued compensation.

Cash flows provided by operations in the three months ended September 30, 2017 were $18.6 million, including net income of $4.4 million and non-cash expenses of $10.4 million for items such as amortization of intangibles, stock-based compensation expense, depreciation and gain on sale of non-marketable equity investment as well as a decrease in inventory and increases in accounts and deferred revenue.  This was partially offset by an increase in accounts receivable and decreases in accrued compensation and current and noncurrent liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2018 were $6.7 million which consisted of purchases of property and equipment of $7.4 million and proceeds of $0.7 million related to the sale of marketable equity securities.

Cash flows used in investing activities in the three months ended September 30, 2017, were $70.5 million.  For the three months ended September 30, 2017, cash flows consisted of expenditures for acquisitions of $68.0 million consisting of $69.6 million for the Campus Fabric Business acquisition less receipt of $1.6 million as final settlement of a working capital adjustment related to the WLAN Business acquisition, $7.4 million of purchases of property and equipment and proceeds of $4.9 million related to the sale of non-marketable equity investment.

Net Cash (Used in) Provided by Financing Activities

Cash flows used in financing activities in the three months ended September 30, 2018 were $8.2 million, due to repayments of debt totaling $12.4 million and $1.6 million of contingent consideration and $1.0 million for deferred payments on acquisitions.  This was partially offset by $7.1 million proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), the exercise of stock options and net of taxes paid on vested and released stock awards,

Cash flows provided by financing activities in the three months ended September 30, 2017 were $74.5 million, including new borrowings of $80.0 million to fund our acquisition of the Campus Fabric Business, $4.9 million proceeds from issuance of shares of our common stock under our ESPP and the exercise of stock options less $4.8 million of taxes paid on vested and released stock awards, partially offset by repayment of debt totaling $4.1 million and $1.5 million of loan fees incurred in connection with the Second Amendment of our Credit Facility.

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in the three months ended September 30, 2018, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years
Contractual Obligations:
Debt obligations	$187,625	$9,500	$24,938	$153,187
Interest on debt obligations	31,638	8,537	15,614	7,487
Non-cancellable inventory purchase commitments	158,697	158,697	—	—
Contractual commitments	117,500	29,375	47,000	41,125
Non-cancellable operating lease obligations	99,856	19,611	34,759	45,486
Deferred payments for an acquisition	18,000	5,000	8,000	5,000
Contingent consideration for an acquisition	11,233	6,592	4,218	423
Other liabilities	518	136	273	109
Total contractual cash obligations	$625,067	$237,448	$134,802	$252,817

The contractual obligations referenced above are more fully defined as follows:

Debt obligations relate to amounts owed under our Credit Agreement.

Non-cancelable inventory purchase commitments represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months.

Non-cancellable contractual commitments to suppliers for future services.

Non-cancelable operating lease obligations represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.

Deferred payments for the acquisition of the Data Center Business represent a $1.0 million per quarter.

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

We did not have any material commitments for capital expenditures as of September 30, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions.  As of September 30, 2018,  we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our Credit Agreement.  Our debt and Credit Agreement, are fully described in the Note 8, Debt, of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K.  At September 30, 2018, we had $187.6 million of debt outstanding, all of which was from our Credit Agreement.  Through the first quarter of fiscal 2019, the average daily outstanding amount was $199.7 million with a high of $200.0 million and a low of $187.6 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2018, on outstanding Credit Agreement borrowings as of September 30, 2018, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average daily	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	outstanding debt	100 bps	50 bps
$(499)	$(250)	$199,728	$499	$250

*	Underlying interest rate was 4.63% during the quarter.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At September 30, 2018, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a gain of $0.2 million and loss of $0.6 million for the three months ended September 30, 2018 and 2017, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Interim Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) during the September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and Note 9 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

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

For example, on July 14, 2017, we completed the acquisition of the Campus Fabric Business and on October 27, 2017, we completed our acquisition of the Data Center Business.  Upon the terms and subject to the conditions of the respective Asset Purchase Agreements, we acquired customers, employees, technology and other assets, as well as assumed certain contracts and other liabilities of the Campus Fabric and Data Center Businesses.    As of September 30, 2018, we had $187.6 million of indebtedness outstanding.

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

Our ability to realize the anticipated benefits of any future acquisitions and investment activities also entail numerous risks, including, but not limited to:

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

In addition, a portion of our manufacturing is performed in China and is therefore subject to risks associated with doing business outside of the United States, including the possibility of additional import tariffs. The United States government has recently announced import tariffs on goods manufactured in China. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by continuing to increase our costs and by making our products less competitive. We may not be able to pass such increased costs on to our customers. In addition, any relocation of contract manufacturing facilities to locations outside of China may increase our costs and could impact the global competitiveness of our products.

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

Although we recently increased prices, over time we expect the average selling price of our products to decrease, which is likely to reduce gross margin and/or revenue.

The network equipment industry has traditionally experienced an erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. Although we have recently increased prices, over time we anticipate the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors. We may experience decreases in future operating results due to the erosion of our average selling prices. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margin to decline.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We do not have employment contracts with these individuals that mandate that they render services for any specific term, nor do we carry life insurance on any of our key personnel. We have experienced and may in the future experience significant turnover in our executive personnel.  Changes in our management and key employees could affect our financial results, and a recent reduction in force, may impede our ability to attract and retain highly skilled personnel.  We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel.  The market for these personnel is competitive particularly in certain locations such as in San Jose, California, and we have had difficulty in hiring employees, particularly engineers, in the time-frame we desire.

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

Our analysis and interpretation of this legislation is largely complete and based on our current evaluation, we do not expect the reduction of the U.S. corporate income tax rate will have a materially adverse impact to our earnings given our U.S. valuation allowance.  We also do not currently believe the one-time transition tax will have a materially adverse impact given our ability to utilize existing tax attributes.  An estimate of the impact was recorded in the second quarter of the fiscal year ended June 30, 2018, the period in which the tax legislation was enacted, however, these amounts may be subject to potential further adjustment in our second quarter of the fiscal year ended June 30, 2019 in accordance with interpretive guidance issued by the SEC as well as future regulatory guidance.   We believe the limitation on interest deductions, the expanded limitation on executive compensation deductions and the anti-base erosion provisions in the legislation may negatively impact our cash flows going forward.  There may be other material adverse effects resulting from the legislation that we have not yet identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
10.1*	Transition and Separation Agreement dated September 18, 2018 between Extreme Networks, Inc. and Drew Davies.				X

10.2

Second Amendment to the Credit Agreement and First Amendment to the Pledge Agreement Dated September 30, 2018, by and among the Company, as borrower, the several banks and other financial institutions or entities party thereto as lenders, BMO Harris Bank, N.A., as an issuing lender and swingline lender, and Bank of Montreal, as administrative agent.

X

10.3*	Form of Notice of Grant and Grant Agreement for Performance Stock Option				X

10.4*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units				X

10.5*	Summary of FY19 Executive Compensation Arrangements				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*Indicates management or board of directors contract or compensatory plan or arrangement

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

EXTREME NETWORKS, INC. (Registrant)

/ S / MATTHEW H. CLEAVER
Matthew H. Cleaver
Vice President, Interim Chief Financial Officer (Principal Accounting Officer)

November 2, 2018