Form 10-Q
period 2018-12-31
EXTREME NETWORKS INC
filed 2019-01-30
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at January 24, 2019, was 116,759,619

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2018

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash	$140,643	$121,139
Accounts receivable, net of allowance for doubtful accounts of $1,678 at December 31, 2018 and $1,478 at June 30, 2018	144,909	212,423
Inventories	58,297	63,867
Prepaid expenses and other current assets	39,088	30,484
Total current assets	382,937	427,913
Property and equipment, net	74,499	78,519
Intangible assets, net	63,544	77,092
Goodwill	137,799	139,082
Other assets	53,170	47,642
Total assets	$711,949	$770,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,009	$9,007
Accounts payable	34,977	75,689
Accrued compensation and benefits	46,500	50,351
Accrued warranty	12,808	12,807
Deferred revenue	138,239	130,865
Other accrued liabilities	70,035	81,153
Total current liabilities	311,568	359,872
Deferred revenue, less current portion	47,854	43,660
Long-term debt, less current portion	174,246	188,749
Deferred income taxes	1,699	6,135
Other long-term liabilities	60,711	59,100
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 119,089 and 116,124 shares issued, respectively; 116,723 and 116,124 shares outstanding, respectively	119	116
Additional paid-in-capital	962,924	942,397
Accumulated other comprehensive loss	(2,725)	(1,703)
Accumulated deficit	(829,447)	(828,078)
Treasury stock at cost: 2,366 and 0 shares, respectively	(15,000)	-
Total stockholders’ equity	115,871	112,732
Total liabilities and stockholders’ equity	$711,949	$770,248

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net revenues:
Product	$189,567	$174,850	$367,287	$339,624
Service	63,113	56,273	125,279	103,214
Total net revenues	252,680	231,123	492,566	442,838
Cost of revenues:
Product	86,487	78,472	170,030	158,517
Service	24,894	23,665	49,166	42,954
Total cost of revenues	111,381	102,137	219,196	201,471
Gross profit:
Product	103,080	96,378	197,257	181,107
Service	38,219	32,608	76,113	60,260
Total gross profit	141,299	128,986	273,370	241,367
Operating expenses:
Research and development	52,204	45,907	103,445	80,192
Sales and marketing	68,342	65,659	135,924	121,220
General and administrative	13,886	11,669	26,657	23,854
Acquisition and integration costs, net of bargain purchase gain	67	34,115	2,613	38,359
Restructuring charges, net of reversals	474	—	1,282	—
Amortization of intangibles	1,575	2,746	3,716	4,360
Total operating expenses	136,548	160,096	273,637	267,985
Operating income (loss)	4,751	(31,110)	(267)	(26,618)
Interest income	643	717	1,037	1,364
Interest expense	(3,066)	(2,504)	(6,592)	(4,719)
Other (expense) income, net	(399)	(643)	88	2,484
Income (loss) before income taxes	1,929	(33,540)	(5,734)	(27,489)
(Benefit ) provision for income taxes	(5,270)	(1,617)	(3,868)	58
Net income (loss)	$7,199	$(31,923)	$(1,866)	$(27,547)
Basic and diluted net (loss) income per share:
Net income (loss) per share - basic	$0.06	$(0.28)	$(0.02)	$(0.24)
Net income (loss) per share - diluted	$0.06	$(0.28)	$(0.02)	$(0.24)
Shares used in per share calculation - basic	117,544	113,621	117,456	112,931
Shares used in per share calculation - diluted	119,544	113,621	117,456	112,931

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income (loss)	$7,199	$(31,923)	$(1,866)	$(27,547)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Change in unrealized gains on available for sale securities	—	54	—	237
Net change in foreign currency translation adjustments	(28)	432	(525)	787
Other comprehensive income (loss), net of tax:	(28)	486	(525)	1,024
Total comprehensive income (loss)	$7,171	$(31,437)	$(2,391)	$(26,523)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(1,866)	$(27,547)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,476	8,093
Amortization of intangible assets	13,552	11,023
Provision for doubtful accounts	861	1,180
Stock-based compensation	15,525	11,828
Deferred income taxes	(6,516)	(2,135)
Unrealized/realized (gain) loss on equity investment	274	(3,757)
Realized gain on bargain purchase	—	(4,920)
Non-cash interest	1,532	510
Other non-cash items	(344)	1,308
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	66,568	(11,188)
Inventories	5,570	(449)
Prepaid expenses and other assets	(12,390)	1,188
Accounts payable	(40,050)	17,547
Accrued compensation and benefits	(3,851)	3,734
Deferred revenue	11,568	4,446
Other current and long-term liabilities	(2,298)	3,387
Net cash provided by operating activities	61,611	14,248
Cash flows from investing activities:
Capital expenditures	(11,140)	(13,309)
Business acquisitions	—	(97,581)
Proceeds from sale of investment	727	4,922
Net cash used in investing activities	(10,413)	(105,968)
Cash flows from financing activities:
Borrowings under Term Loan	—	100,000
Repayments of debt	(14,750)	(8,686)
Loan fees on borrowings	(545)	(1,494)
Repurchase of stock	(15,000)	—
Proceeds from issuance of common stock, net of tax withholding	5,005	(1,536)
Capital lease financing	(183)	—
Contingent consideration obligations	(3,856)	—
Deferred payments on an acquisition	(2,000)	—
Net cash (used in) provided by financing activities	(31,329)	88,284
Foreign currency effect on cash	(365)	94
Net increase (decrease) in cash	19,504	(3,342)

Cash and cash equivalents at beginning of period	121,139	130,450
Cash and cash equivalents at end of period	$140,643	$127,108

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2018. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for fiscal 2019 or any future periods.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Historically GAAP had prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold outside the consolidated group.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2016-16 effective July 1, 2018 on a modified retrospective basis. The adoption of this guidance did not have a material effect on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, Topic 842 is applied on the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.  The Company believes that Topic 842 will have a material impact on its financial position, as a result of recognizing right-of-use assets and lease liabilities on its consolidated balance sheets. In addition, in December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), which includes narrow-scope improvements for lessors to increase transparency and comparability about leasing transactions. The Company continues to evaluate the impact these new standards will have on its condensed consolidated statement of operations and statement of cash flows. This guidance will become effective for the Company beginning with its fiscal year 2020, beginning on July 1, 2019.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, in October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), which amends Topic 815 to add the overnight index swap (OIS) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. These standards are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the accounting, transition and disclosure requirements of these standards, but does not believe it will have a material impact on the Company’s financial statements upon adoption. This guidance is effective for the Company beginning with its fiscal year 2020, beginning on July 1, 2019.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements. This guidance is effective for the Company beginning with its fiscal year 2021, beginning on July 1, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements. This guidance is effective for the Company beginning with its fiscal year 2021, beginning on July 1, 2020.

3.	Revenues

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted on July 1, 2017, using the retrospective method.  The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees primarily relating to maintenance contracts with additional revenues from professional services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product sales revenues as reflected on the condensed consolidated statements of operations for the three and six months ended December 31, 2018 and 2017 are recognized at a point in time. Substantially all of the Company’s service revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On December 31, 2018, the Company had $186.1 million of remaining performance obligations, which is comprised of deferred maintenance revenue and services not yet delivered.  The Company expects to recognize approximately 48 percent of its remaining performance obligations as revenue in fiscal 2019, an additional 35 percent in fiscal 2020 and 17 percent of the balance thereafter.

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

Revenue recognized for the three months ended December 31, 2018 and 2017 that was included in the deferred revenue balance at the beginning of each period was $59.9 million and $36.9 million, respectively. Revenue recognized for the six months ended December 31, 2018 and 2017 that was included in the deferred revenue balance at the beginning of each period was $88.8 million and $52.9 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representative as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s capitalized balances in the amount of $5.3 million and $3.2 million at December 31, 2018 and 2017, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations.  Amortization recognized during the three months ended December 31, 2018 and 2017, was $0.7 million and $0.5 million, respectively.  Amortization recognized during the six months ended December 31, 2018 and 2017 was $1.4 million and $0.9 million, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Category

The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	December 31, 2018			December 31, 2017
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$44,141	$55,326	$99,467	$56,269	$54,559	$110,828
Other	8,269	5,380	13,649	1,155	5,698	6,853
Total Americas	52,410	60,706	113,116	57,424	60,257	117,681
EMEA	79,876	32,773	112,649	55,956	33,624	89,580
APAC	4,767	22,148	26,915	5,131	18,731	23,862
Total net revenues	$137,053	$115,627	$252,680	$118,511	$112,612	$231,123

	Six Months Ended
	December 31, 2018			December 31, 2017
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$100,883	$115,262	$216,145	$98,661	$105,549	$204,210
Other	12,762	10,904	23,666	15,491	12,093	27,584
Total Americas	113,645	126,166	239,811	114,152	117,642	231,794
EMEA	141,207	63,611	204,818	107,188	61,527	168,715
APAC:	7,116	40,821	47,937	8,395	33,934	42,329
Total net revenues	$261,968	$230,598	$492,566	$229,735	$213,103	$442,838

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Tech Data Corporation	22%	12%	19%	12%
Westcon Group Inc.	15%	14%	14%	15%
Jenne Corporation	12%	*	12%	10%

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	December 31, 2018	June 30, 2018
Westcon Group Inc.	23%	*
Tech Data Corporation	22%	17%
Jenne Corporation	*	13%

* Less than 10% of accounts receivable

4. Business Combinations

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

The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

		Final Allocation
Accounts receivables		$33,488
Inventories		19,934
Prepaid expenses and other current assets		988
Property and equipment	(a)	20,220
Other assets		4,734
Accounts payable and accrued expenses		(16,494)
Deferred revenue		(33,025)
Net tangible assets acquired		29,845
Identifiable intangible assets		32,800
Goodwill	(a)	21,692
Total intangible assets acquired		54,492
Total net assets acquired		$84,337

(a)	Includes an adjustment after the measurement period to record $1.3 million of additional property and equipment acquired at an international location.

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

The unaudited pro forma financial information for the three and six months ended December 31, 2017, combines the historical results for Extreme for those periods, which include the results of the Data Center Business and CF Business subsequent to the acquisition date, with their historical results up to the acquisition date.

Pro forma results of operations from the Data Center Business, CF Business and Campus Fabric Business acquisitions included in the pro forma results of operations for the three and six months ended December 31, 2017, have not been adjusted for the adoption of Topic 606 because the Company determined it is impractical to estimate the impact of the adoption.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 31, 2017	December 31, 2017
Net revenues	$252,532	$537,040
Net income (loss)	$1,152	$(7,622)
Net income (loss) per share - basic	$0.01	$(0.07)
Net income (loss) per share - diluted	$0.01	$(0.07)
Shares used in per share calculation - basic	113,621	112,931
Shares used in per share calculation - diluted	119,656	112,931

5.	Balance Sheet Accounts

Cash and Marketable Securities

The following is a summary of cash and marketable securities (in thousands):

	December 31, 2018	June 30, 2018
Cash	$140,643	$121,139
Marketable securities (consisting of available-for-sale securities)	428	1,459
Total cash and marketable securities	$141,071	$122,598

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

Inventories consist of the following (in thousands):

	December 31, 2018	June 30, 2018
Finished goods	$44,179	$49,393
Raw materials	14,118	14,474
Total Inventories	$58,297	$63,867

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31, 2018	June 30, 2018
Computers and equipment	$70,121	$60,677
Purchased software	22,968	21,389
Office equipment, furniture and fixtures	11,564	14,980
Leasehold improvements	51,167	50,070
Total property and equipment	155,820	147,116
Less: accumulated depreciation and amortization	(81,321)	(68,597)
Property and equipment, net	$74,499	$78,519

Deferred Revenue

Deferred revenue represents amounts for (i) deferred maintenance and support revenue and (ii) other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

Guarantees and Product Warranties

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Balance beginning of period	$12,601	$13,499	$12,807	$10,584
Warranties assumed due to acquisitions	—	526	—	3,682
New warranties issued	4,145	1,657	7,867	3,929
Warranty expenditures	(3,938)	(2,672)	(7,866)	(5,185)
Balance end of period	$12,808	$13,010	$12,808	$13,010

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

Other long-term liabilities

The following is a summary of long-term liabilities (in thousands):

	December 31, 2018	June 30, 2018
Acquisition related deferred payments, less current portion	$11,442	$13,251
Contingent consideration obligations, less current portion	4,095	4,898
Other contractual obligations, less current portion	29,647	31,200
Other	15,527	9,751
Total other long-term liabilities	$60,711	$59,100

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

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Investments:
Marketable securities	$428	$—	$—	$428
Total assets measured at fair value	$428	$—	$—	$428
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$8,649	$8,649
Total liabilities measured at fair value	$—	$—	$8,649	$8,649

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Investments:
Marketable securities	$1,459	$—	$—	$1,459
Total assets measured at fair value	$1,459	$—	$—	$1,459
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$12,749	$12,749
Total liabilities measured at fair value	$—	$—	$12,749	$12,749

Level 1 investments:

The Company holds an investment in marketable equity securities which is classified as available-for-sale marketable securities at Level 1 as the investments have readily determinable fair value (see below, Level 3 investments). An unrealized holding gain on the investments of $0.5 million as of June 30, 2018 was reclassified from accumulated other comprehensive loss to accumulated deficit on July 1, 2018 upon the adoption of ASU 2016-01 (see Note 3)..

Level 2 assets and liabilities:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the short duration until maturity of the Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $185.3 million and $200.0 million as of December 31, 2018 and June 30, 2018, respectively.

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

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

Six Months Ended
December 31, 2018
Beginning balance	$12,749
Payments	(4,222)
Accretion on discount	122
Ending balance	$8,649

There were no transfers of assets or liabilities between Level 2 and Level 3 during the three and six months ended December 31, 2018 or 2017. There were no impairments recorded for the three and six months ended December 31, 2018 or 2017.

7.Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

December 31, 2018
Balance as of June 30, 2018	$139,082
Changes due to additional property and equipment acquired (See Note 4)	(1,283)
Balance at end of period	$137,799

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2018
Developed technology	2.8 years	$117,000	$67,888	$49,112
Customer relationships	2.5 years	51,639	42,522	9,117
Maintenance contracts	0.1 years	17,000	17,000	-
Trade names	2.9 years	9,100	4,871	4,229
License agreements	5.6 years	2,232	1,313	919
Other intangibles	1.1 years	1,382	1,215	167
Total intangibles, net		$198,353	$134,809	$63,544

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2018
Developed technology	3.3 years	$117,000	$58,299	$58,701
Customer relationships	3.0 years	51,639	40,634	11,005
Maintenance contracts	0.3 years	17,000	15,866	1,134
Trade names	3.4 years	9,100	4,141	4,959
Backlogs	— years	1,800	1,800	—
License agreements	5.8 years	2,445	1,390	1,055
Other intangibles	1.6 years	1,382	1,144	238
Total intangibles, net		$200,366	$123,274	$77,092

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Amortization in “Cost of revenues: Product”	$4,904	$3,866	$9,836	$6,663
Amortization of intangibles in "Operations"	1,575	2,746	3,716	4,360
Total amortization	$6,479	$6,612	$13,552	$11,023

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

8.Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2018	June 30, 2018
Current portion of long-term debt:
Term Loan	$9,500	$9,500
Less: unamortized debt issuance costs	(491)	(493)
Current portion of long-term debt	$9,009	$9,007

Long-term debt, less current portion:
Term Loan	$175,750	$180,500
Revolving Facility	—	10,000
Less: unamortized debt issuance costs	(1,504)	(1,751)
Total long-term debt, less current portion	174,246	188,749
Total debt	$183,255	$197,756

On May 1, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The Credit Agreement provides for i) a $40 million five-year revolving credit facility (the “New Revolving Facility”) ii) a $190 million five-year term loan (the “New Term Loan”) and iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“New Incremental Facility”).  On May 1, 2018, the Company borrowed $200 million under the Credit Agreement to pay off existing debt and for general corporate purposes.

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

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the Credit Agreement.  Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.2 million for each of the three months ended December 31, 2018 and 2017 and totaled $0.3 million for each of the six months ended December 31, 2018 and 2017, respectively.

The Company had $39.0 million of availability under the New Revolving Facility as of December 31, 2018.  The Company had $1.0 million of outstanding letters of credit as of December 31, 2018.

9.Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2018, the Company had commitments to purchase $172.6 million of such inventory.  As of December 31, 2018, the Company had commitments to purchase $111.6 million of software and new product support services.

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

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed the Company’s Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (USD $0.8 million), excluding interest and penalties. All currency conversions in this Legal Proceedings section are as of December 31, 2018.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court validated the assessment and penalty imposed by the Tax Authority but ruled that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017 decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 19.6 million (USD $4.8 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of December 31, 2018.  The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit and has appealed the lower court’s decision.  The appellate court ruled that no cash deposit (or guarantee) is required during the pendency of the appeal.

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

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, punitive class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company’s common stock from September 12, 2013 through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  In a March 21, 2018 Order (the “March 2018 Order”), the Court granted in part and denied in part the defendants’ motion. The March 2018 Order narrowed the scope of the case, but allowed certain claims to proceed.  The parties have agreed to settle the litigation.   On November 30, 2018, plaintiffs filed an unopposed motion for preliminary approval of the settlement, and on December 6, 2018, Extreme filed a statement of non-opposition.  The motion presently is set for hearing on April 25, 2019

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County (Shaffer v. Kispert et al., No. 16 CV 291726).  The complaint names current and former officers and directors as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  As a result of the March 2018 Order, the stipulated stay of the derivative litigation ended.  The parties have agreed to settle the litigation.  On November 26, 2018, plaintiff filed an unopposed motion for preliminary approval of the settlement, and on December 6, 2018, Extreme filed a statement of non-opposition. On January 18, 2019 the Court entered an order granting preliminary approval of the settlement and approving the notice to shareholders. The Court set the final approval hearing for May 3, 2019.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG).  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  In orders dated April 10 and May 22, 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (IPR) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents.  The PTAB has now instituted IPR proceedings as to all three patents and all patent claims asserted in the litigation. Given the stay, the Court took off calendar all previously scheduled events (including a Markman hearing and potential trial date). During a status conference on October 22, 2018, the Court continued the stay and set a status conference for February 11, 2019. The Company believes the claims are without merit and intends to defend them vigorously.

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

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with certain legal matters. For example, the Company currently is paying or reimbursing legal expenses being incurred by certain current and former officers and directors in connection with the shareholder litigation described above.  The Company also procures Directors and Officers insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these indemnification agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. As of December 31, 2018, the Company has the outstanding indemnification claims described above.

10.Stockholders’ Equity

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

The Company’s Board of Directors (“the Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013.  Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 9, 2018 to extend the Restated Rights Plan through May 31, 2019 which was ratified by the stockholders of the Company at the Company’s annual shareholders meeting held on November 8, 2018.

Employee Stock Purchase Plan

Our Board of Directors unanimously approved an amendment to the 2014 Employee Stock Purchase Plan to increase the maximum number of shares that will be available for sale thereunder by 7,500,000 shares which was ratified by the stockholders of the Company at the annual meeting of stockholders held on November 8, 2018.

Common Stock Repurchases

On November 2, 2018, the Company announced that the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock for two years from the date of authorization. Purchases may be made from time to time in the open market or in privately negotiated transactions.  A maximum of $35.0 million of the Company’s common stock may be repurchased in any calendar year.

The following table summarizes the Company's shares repurchases under its stock repurchase program (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Total number of shares repurchased	2,366	2,366
Average price paid per share	$6.34	$6.34
Dollar value of shares repurchased	$15,000	$15,000
Dollar value of shares that may yet be repurchased under program	$45,000	$45,000

11.Employee Benefit Plans

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	December 31, 2018	June 30, 2018
2013 Equity Incentive Plan shares available for grant	7,558	9,957
Employee stock options and awards outstanding	11,577	12,060
2014 Employee Stock Purchase Plan	4,084	5,365
Total shares reserved for issuance	23,219	27,382

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cost of product revenue	$217	$134	$395	$226
Cost of service revenue	677	296	1,022	429
Research and development	2,797	1,829	5,139	2,880
Sales and marketing	2,983	2,699	5,342	4,342
General and administrative	2,026	2,067	3,627	3,951
Total share-based compensation expense	$8,700	$7,025	$15,525	$11,828

During the three and six months ended December 31, 2018 or 2017, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

Stock Awards

Stock awards may be granted under the 2013 Equity Incentive Plan (the “2013 Plan”) on terms approved by the Compensation Committee of the Board. Stock awards generally provide for the issuance of restricted stock units (“RSUs”) including performance or market-based RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria.  The Company uses the straight-line method for expense attribution, and beginning with fiscal 2017, the Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the six months ended December 31, 2018 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2018	7,764	$8.60	$61,804
Granted	4,042	6.40
Released	(2,271)	7.75
Cancelled	(738)	8.66
Non-vested stock awards outstanding at December 31, 2018	8,797	$7.80	$53,661

The following table summarizes stock option activity for the six months ended December 31, 2018 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	2,193	$3.88	2.90	$8,996
Granted	852	6.40
Exercised	(178)	3.56
Cancelled	(87)	6.01
Options outstanding at December 31, 2018	2,780	$4.60	3.70	$4,414
Vested and expected to vest at December 31, 2018	2,780	$4.60	3.70	$4,414
Exercisable at December 31, 2018	1,962	$3.94	2.53	$4,234

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

The fair value of each RSU grant with performance-based vesting criteria (“PSUs”) under the 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

During the second quarter of fiscal 2019, the Company approved the grant of 705,009 stock awards, including 357,142 stock awards to its Chief Financial Officer, and 347,867 stock awards to its other employees. During the first quarter of fiscal 2019, the Company approved the grant of 1,269,800 stock awards to its vice president level employees or above (“VPs”), which includes 278,000 stock awards to its Executive Officers. The Company also approved 2,067,074 stock awards to its other employees.  Fifty percent (50%) of the stock awards granted to the VPs and the chief executive officer, were in the form of PSUs, with grant date fair values of $6.40, and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs.  The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company. No PSUs were granted during the second quarter of fiscal 2018.

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

During the six months ended December 31, 2018, the Performance Thresholds were not achieved for fiscal 2018 or fiscal 2019.

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

No PSUs were granted during the second quarter of fiscal 2019.

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

There were no shares granted under the ESPP during the three months ended December 31, 2018 and 2017. There were 1,280,708 and 1,267,930 shares issued under the ESPP during the six months ended December 31, 2018 and 2017, respectively. The following assumptions were used to calculate the fair value of shares granted under the ESPP during the following periods:

	Employee Stock Purchase Plan
	Six Months Ended
	December 31, 2018	December 31, 2017
Expected life	0.5 years	0.5 years
Risk-free interest rate	2.20%	1.15%
Volatility	63%	42%
Dividend yield	—%	—%

The weighted-average fair value of shares granted under the ESPP during the six months ended December 31, 2018 and 2017 was $2.73 and $2.41, respectively.

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

See Note 3 Net Revenues for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	December 31, 2018	June 30, 2018
Americas	$142,580	$178,251
EMEA	36,384	15,106
APAC	12,249	9,896
Total long-lived assets	$191,213	$203,253

13.	Foreign Exchange Forward Contracts

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

As of December 31, 2018, the Company did not have any forward foreign currency contracts. As of December 31, 2017 forward foreign currency contracts had a notional principal amount of $1.5 million and an immaterial unrealized gain. These contracts typically have maturities of less than 90 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.

Foreign currency transactions losses from operations was less than $0.1 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively.  Foreign currency transactions gains and losses from operations was a gain of $0.2 million and a loss of $1.1 million for the six months ended December 31, 2018 and 2017, respectively.

14.Restructuring Charges, net of reversals

Restructuring liabilities consisted of obligations pertaining to the estimated future obligations for non-cancelable lease payments, as well as severance and benefits obligations. The restructuring liabilities are recorded in “Other accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

The Company recorded $0.5 million and $1.3 million of restructuring charges, net of reversals during the three and six months ended December 31, 2018, respectively, associated with a reduction-in-force in the fourth quarter of fiscal 2018 and additional excess facilities obligations.

Cash payments of $4.7 million were paid during the first six months of fiscal 2019.  The balance of the severance and benefits obligations are expected to be paid by the end of fiscal 2019.  The excess facilities obligations will continue through fiscal year 2023.

Total restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Total
Balance as of June 30, 2018	$1,797	$4,658	$6,455
Period charges	104	1,524	1,628
Period reversals	—	(346)	(346)
Period payments	(101)	(4,569)	(4,670)
Balance as of December 31, 2018	$1,800	$1,267	$3,067
Less: current portion included in Other accrued liabilities			1,830
Restructuring accrual included in Other long-term liabilities			$1,237

15.Income Taxes

For the three months ended December 31, 2018 and 2017, the Company recorded an income tax benefit of $5.3 million and $1.6 million, respectively. For the six months ended December 31, 2018 and 2017, the Company recorded a tax benefit of $3.9 million and a tax provision of $0.1 million, respectively.

The income tax provisions for the three months ended December 31, 2018 and 2017, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business the Data Center Business, (3) foreign withholding taxes and (4) state taxes in jurisdictions where the Company has no available state Net Operating Losses (“NOLs”).

The tax provision for the three months ended December 31, 2018, is offset by a tax benefit of $2.6 million resulting from the release of a valuation allowance for the Company’s Australian NOLs given consistent and sufficient profitability following the recent acquisitions as well as a tax benefit of $4.7 million for the release of valuation allowance given changes introduced by recently enacted U.S. tax legislation as discussed below.  This legislation changed the U.S. NOL rules to afford an indefinite carryforward period for NOLs generated in tax years beginning after December 31, 2017.  In evaluating the realizability of Deferred Tax Assets (“DTAs”), historically the Company was unable to consider the Deferred Tax Liability (“DTL”) related to amortizable goodwill as a source of future income for reversing deductible differences with fixed lives.  The change to the NOL rules creates an indefinite lived DTA and as such the indefinite lived DTL related to goodwill can now be viewed as a source of income for the newly created indefinite lived DTA.  These two indefinite lived items can now be netted in determining the amount of valuation allowance needed.

The tax provision for the three months ended December 31, 2017, is offset by a tax benefit of $2.5 million resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to the Company’s deferred tax liability related to amortizable goodwill as required by the U.S. tax legislation discussed below. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended December 31, 2018 and 2017, respectively and therefore may not reflect the annual effective tax rate.

The income tax benefit and provision for the six months ended December 31. 2018 and 2017, respectively consisted primarily of taxes on the income of the Company’s foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.  The income tax provision for the six months ended December 31, 2018 was offset by the two valuation allowance releases referenced above.  The income tax provision for the six months ended December 31, 2017 is offset by a tax benefit of $2.5 million resulting from U.S. tax legislation which reduced the corporate federal tax rate from 35% to 21%.  As a result of this change, the Company recognized a tax benefit associated with the revaluation of the Company’s deferred tax liability related to amortizable goodwill to reflect the lower statutory tax rate.

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

The TCJA moves the U.S. from a global taxation regime to a modified territorial regime.  Under the territorial regime, the company’s foreign earnings will generally not be subject to tax in the US.  As part of transitioning to this new regime, U.S. companies were required to pay tax on historical earnings generated offshore that have not been repatriated to the U.S. (“Transition Tax”).  The Company has determined there was no incremental tax provision related to the Transition Tax given the Company’s ability to utilize existing tax attributes to offset the impact of the deemed repatriation.

The TCJA makes broad and complex changes to the U.S. tax code, and in certain instances, lacks clarity and is subject to interpretation until additional U.S. Treasury guidance is issued. Certain guidance has been released during the second quarter of the Company’s Fiscal year ended June 30, 2019 and has been incorporated into the Company’s related computations.   On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  However, the measurement period was deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed. SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the TCJA. The measurement period ended in the Company’s fiscal quarter ended December 31, 2018 and the Company has finalized all related adjustments.

Amounts recorded pursuant to Tax Reform and the provisions of SAB 118 relate to the reduction in the U.S. federal tax rate to 21 percent, which resulted in the Company reporting an income tax benefit of $2.5 million in the fiscal year ended June 30, 2018 to remeasure deferred tax liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company has historically been in a net deferred tax asset position that is offset by a full valuation allowance.  The Transition Tax introduced by TCJA has been calculated to be zero for the Company given existing tax attributes that were utilized to offset the calculated liability. As discussed below, during the quarter ended December 31, 2018 the Company completed its evaluation of whether to treat global intangible low-taxed income (“GILTI”) as a component of tax expense in the period in which it is incurred or as a component of deferred income taxes.  In conjunction with this determination and the completion of schedule the reversal of deferred tax assets and liabilities the Company has reduced the valuation allowance level by $4.7 million to reflect the introduction of an indefinite carryforward period for NOLs expected to be generated in tax years beginning after December 31, 2017 once deferred tax assets reverse. With respect to provisions of the TCJA effective for the Company’s fiscal year ended 2019, the Company anticipates several new provisions will impact tax provisions in future periods including limitations on the deductibility of interest expense and certain executive compensation, a minimum tax on certain foreign earnings (i.e., GILTI).  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on initial assessment and interpretation of the new provision, the Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in fiscal 2019. The Company has elected to account for GILTI tax as a component of tax expense in the period in which it is incurred. The Base Erosion and Anti-Abuse Tax (“BEAT”) provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  There is a reasonable amount of uncertainty surrounding the interpretation of this new provision, however, based on initial assessment and a reasonable interpretation of the new provision, the Company expects that it will not be subject to the incremental U.S. tax on BEAT income beginning in fiscal 2019, due to a realignment of the Company’s international structure.

In the three months ended September 30, 2018, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset at the time the transfer occurs.  Historically, GAAP has prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold outside the consolidated group.  Effective as of July 1, 2018, the Company adopted ASU 2016-16 on a modified retrospective basis which requires an adjustment of the cumulative-effect of the adoption to retained earnings.  However, the adjustment was immaterial to the financial statements and no such adjustment was necessary.  As a result of adoption, the income tax consequences of future intra-entity transfer of assets will be recognized in earnings in each period rather than be deferred until the assets leave the consolidated group.  In the three months ended September 30, 2018, the Company recognized a deferred tax asset relating to a transfer of certain assets from the US parent company to its wholly-owned Irish subsidiary of $3.7 million, which was fully offset by the establishment of a valuation allowance resulting in no impact to Company’s statement of operations.

The Company has provided a full valuation allowance against all its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the above mentioned foreign jurisdictions.  This valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

The acquisition of Enterasys in October 2013 included a U.S. parent company as well as its wholly-owned foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  In addition, the Company completed asset purchases of the WLAN Business, the Campus Fabric Business and the Data Center Business in October 2016, July 2017 and October 2017, respectively.  The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.  During the three and six months ended December 31, 2018, the Company deducted $1.8 million and $4.1 million of tax amortization expense respectively, for each period related to capitalized goodwill resulting from these acquisitions. As of December 31, 2018, the Company recorded a deferred tax liability of $6.4 million related to this goodwill amortization which now can be partially considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $17.5 million of unrecognized tax benefits as of December 31, 2018.  The future impact of the unrecognized tax benefit of $17.5 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses. The Company recently settled an examination by the state of North Carolina for fiscal years ended 2014, 2015 and 2016. The settlement resulted in an immaterial payment to the state to close all three years.

16.Net Loss Per Share

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

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net loss	$7,199	$(31,923)	$(1,866)	$(27,547)

Weighted-average shares used in per share calculation - basic	117,544	113,621	117,456	112,931
Effect of potentially dilutive shares:
Options to purchase common stock	657	—	—	—
Restricted stock units	1,129	—	—	—
Employee Stock Purchase Plan shares	214	—	—	—
Weighted-average shares used in per share calculation - diluted	119,544	113,621	117,456	112,931

Net income (loss) per share - basic	$0.06	$(0.28)	$(0.02)	$(0.24)
Net income (loss) per share - diluted	$0.06	$(0.28)	$(0.02)	$(0.24)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Options to purchase common stock	781	2,622	543	2,781
Restricted stock units	6,341	7,950	1,369	7,162
Employee Stock Purchase Plan shares	1,286	834	1,286	906
Total shares excluded	8,408	11,406	3,198	10,849

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the second quarter ended December 31, 2018, our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leading provider of network infrastructure equipment and software and offers related maintenance contracts for extended warranty and maintenance to our enterprise, data center and service provider customers.  We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999.  Our corporate headquarters are located in San Jose, California. We derive substantially all of our revenue from the sale of our networking equipment and related maintenance contracts.

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended December 31, 2018.

To facilitate the readers understanding, the following is a list of common terms in our industry used in the discussion of our business:

•	Access: Network access is the closest point of entry to a network whether it is a wireless access point, Ethernet connection, or Wi-Fi device.

•	Access Point: A wireless access point, or more generally just access point (“AP”), is a networking hardware device that allows a Wi-Fi device to connect to a wired network. (Source: Industry term)
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

•

Campus Network: A campus network, or campus area network, or corporate area network (“CAN”) is a computer network made up of an interconnection of local area networks (“LANs”) within a limited geographical area, such as a college campus, company campus, hospital, hotel, convention center or sports venue.

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

•	Data Center Fabric technologies: Also known as IP Fabric, is the basic topology of how a network is laid out and connected to switch traffic on a data or circuit-switched network.
•

Edge: An edge device is a device which provides an entry point into enterprise or service provider core networks. Examples include routers, routing switches, integrated access devices (“IADs”), multiplexers, and a variety of metropolitan area network (“MAN”) and wide area network (“WAN”) access devices.

•

Fabric Attach: Extreme’s Fabric Attach (“FA”) fundamentally introduces autonomic/automatic attachment to network services for end users IoT devices to a network infrastructure. Fabric Attach and Fabric Connect are key building blocks of the Extreme Fabric architecture.

•

Fabric Connect:   Fabric Connect is an extended implementation of the IEEE/IEFT standards for Shortest Path Bridging (“SPB”).  It offers a full-service network virtualization technology that combines the best of Ethernet and the best of IP using a single network protocol instead of the multiple required for competitive solutions.

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

•

Workflow Composer: Extreme’s event-driven automation tool that allows for customizable workflows and automation to drive provisioning, configuration, and troubleshooting actions in a multi-vendor environment

Industry Background

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
➣

We announced our 802.11ac Wave 2 wireless offering in late 2015 and plans to continue to advance our wireless portfolio of indoor and outdoor access points, supported by the January 2019, announcement of our Wi-Fi 6 (802.11ax) portfolio of access points.

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

Key elements of our strategy include:

•

Focus on being nimble and responsive to customers and partners, we call this “Customer-Driven Networking™.”  We work with our customers to deliver software-driven solutions from the enterprise edge to the cloud that are agile, adaptive, and secure to enable digital transformation for our customers. We help our customers move beyond just “keeping the lights on”, so they can think strategically and innovate. By allowing customers to access critical decision-making intelligence, we are able reduce their daily tactical work, so they can spend their time on learning and understanding how to innovate their business with IT.

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

•

Enable IoT without additional IT resources. In a recent IoT IT infrastructure survey, enterprise IT decision makers across industry verticals indicated their preference to opt for their existing wireless connectivity infrastructure to support IoT devices. These preferences will place unprecedented demand on network administrators to enhance management capabilities, scalability and programmability of the enterprise networks they manage without additional IT resources.  Extreme introduced the Defender for IoT in mid-2018, to address the growing concern of connected things, providing centralized visibility and management and enable IT to analyze traffic flows and pinpoint anomalies. The solution works with the Extreme Fabric Connect solution or over third-party networks to protect IoT devices and is ideal for healthcare environments.

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

•

Extend switching and routing technology leadership.  Our technological leadership is based on innovative switching, routing and wireless products, the depth and focus of our market experience and our operating systems - the software that runs on all of our hardware platforms.  Our products reduce operating expenses for our customers and enable a more flexible and dynamic network environment that will help them meet the upcoming demands of IoT, mobile, and cloud, etc. Furthermore, our network operating systems, our primary merchant silicon vendor, and select manufacturing partners permit us to leverage our engineering investment. We have invested in engineering resources to create leading-edge technologies to increase the performance and functionality of our products, and as a direct result, the value of our solution to our current and future customers. We look for maximum synergies from our engineering investment in our targeted verticals.

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

•

Expand market penetration by targeting high-growth market segments.  Within the Campus, we focus on the mobile user and connected devices, leveraging our automation capabilities and tracking WLAN growth.  Our Data Center approach leverages our product portfolio to address the needs of public and private Cloud Data Center providers.  Within the Campus we also target the high-growth physical security market, converging technologies such as Internet Protocol (“IP”) video across a common Ethernet infrastructure in conjunction with technology partners.

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

Key Financial Metrics

During the second quarter of fiscal 2019, we reflected the following results:

•	Net revenues of $252.7 million compared to $231.1 million in the second quarter of fiscal 2018.
•	Product revenue of $189.6 million compared to $174.9 million in the second quarter of fiscal 2018.
•	Service revenue of $63.1 million compared to $56.3 million in the second quarter of fiscal 2018.
•	Total gross margin of 55.9% of net revenues compared to 55.8% of net revenues in the second quarter of fiscal 2018.
•	Operating income of $4.8 million compared to an operating loss of $31.1 million in the second quarter of fiscal 2018.
•	Net income of $7.2 million compared to a net loss of $31.9 million in the second quarter of fiscal 2018.

During the first six months of fiscal 2019, we reflected the following results:

•

Cash flow provided by operating activities of $61.6 million compared to $14.2 million in the six months ended December 31, 2017.  Cash, cash equivalents and marketable securities of $141.1 million compared to $122.6 million as of June 30, 2018.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2018	December 31, 2017	$ Change	% Change	December 31, 2018	December 31, 2017	$ Change	% Change
Net Revenues:
Product	$189,567	$174,850	$14,717	8.4%	$367,287	$339,624	$27,663	8.1%
Percentage of net revenue	75.0%	75.7%			74.6%	76.7%
Service	63,113	56,273	6,840	12.2%	125,279	103,214	22,065	21.4%
Percentage of net revenue	25.0%	24.3%			25.4%	23.3%
Total net revenues	$252,680	$231,123	$21,557	9.3%	$492,566	$442,838	$49,728	11.2%

Product revenue increased $14.7 million or 8.4% for the three months ended December 31, 2018 and increased $27.7 million or 8.1% for the six months ended December 31, 2018 as compared to the corresponding periods of fiscal 2018.  The increase in product revenues for both periods of fiscal 2019 were attributable to a full period of sales of the Data Center Business and increased sales in EMEA.

Service revenue increased $6.8 million, or 12.2% for the three months ended December 31, 2018 and increased $22.1 million or 21.4% as compared to the corresponding periods of fiscal 2018.  The increase in service revenue was driven primarily by a higher number of maintenance contracts related to the Data Center Business acquisition.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2018	December 31, 2017	$ Change	% Change	December 31, 2018	December 31, 2017	$ Change	% Change
Gross profit:
Product	$103,080	$96,378	$6,702	7.0%	$197,257	$181,107	$16,150	8.9%
Percentage of product revenue	54.4%	55.1%			53.7%	53.3%
Service	38,219	32,608	5,611	17.2%	76,113	60,260	15,853	26.3%
Percentage of service revenue	60.6%	57.9%			60.8%	58.4%
Total gross profit	$141,299	$128,986	$12,313	9.5%	$273,370	$241,367	$32,003	13.3%
Percentage of net revenues	55.9%	55.8%			55.5%	54.5%

Product gross profit increased $6.7 million or 7.0% for the three months ended December 31, 2018 as compared to the corresponding period in fiscal 2018. Increases in product gross profit were primarily due to higher revenue levels and higher intangible amortization expenses of $1.0 million. These increases were partially reduced by increased distribution costs of $2.9 million, warranty charges of $2.7 million and additional operations costs of $1.5 million mainly driven by higher personnel costs due to additional headcount.

Product gross profit increased $16.2 million or 8.9% for the six months ended December 31, 2018 as compared to the corresponding period in fiscal 2018.  Increases in product gross profit were primarily due to higher revenue levels and to a lesser extent, lower production costs.  These increases were offset by higher distribution costs of $6.2 million, amortization of developed technology intangibles due to the acquisition of the Campus Fabric and Data Center Businesses of $3.2 million warranty charges of $4.5 million and additional operations costs of $3.2 million mainly driven by higher personnel costs due to additional headcount.

Service gross profit increased $5.6 million and $15.9 million or 17.2% and 26.3% for the three and six months ended December 31, 2018, respectively, as compared to the corresponding periods in fiscal 2018.  The increases were primarily due to a higher number of maintenance contracts related to the acquisition of the Data Center Business, partially offset by higher service material costs and personnel costs due to increased headcount to support acquired contracts.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2018	December 31, 2017	$ Change	% Change	December 31, 2018	December 31, 2017	$ Change	% Change
Research and development	$52,204	$45,907	$6,297	13.7%	$103,445	$80,192	$23,253	29.0%
Sales and marketing	68,342	65,659	2,683	4.1%	135,924	121,220	14,704	12.1%
General and administrative	13,886	11,669	2,217	19.0%	26,657	23,854	2,803	11.8%
Acquisition and integration costs, net of bargain purchase gain	67	34,115	(34,048)	(99.8)%	2,613	38,359	(35,746)	(93.2)%
Restructuring charges, net of reversals	474	—	474	N/A	1,282	—	1,282	N/A
Amortization of intangibles	1,575	2,746	(1,171)	(42.6)%	3,716	4,360	(644)	(14.8)%
Total operating expenses	$136,548	$160,096	$(23,548)	(14.7)%	$273,637	$267,985	$5,652	2.1%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $6.3 million or 13.7% for the three months ended December 31, 2018 as compared to the corresponding period of fiscal 2018. The increase in research and development expenses was due to higher personnel costs of $2.9 million due to increased headcount related to the acquisition of the Data Center Business, $1.7 million in increased facility and information technology costs, $1.2 million in increased supplies and equipment costs and $3.6 million in increased software royalty costs.  The quarterly expenses were partially offset by a $3.1 million reduction in contractor and professional fees.

Research and development expenses increased by $23.3 million or 29.0% for the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018.  The increase in research and development expenses was due to higher personnel costs of $10.6 million due to increased headcount related to the acquisition of the Data Center Business, $4.1 million in increased facility and information technology costs, $2.2 million in increased supplies and equipment costs and $6.8 million in increased software royalty costs, which was partially offset by a $0.4 million reduction in contractor and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $2.7 million or 4.1% for the three months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, primarily as a result of the acquisition of the Data Center Business.  The increase consisted of higher personnel costs of $2.0 million and $1.0 million in increased software, supplies and equipment costs, partially offset by a $0.3 million reduction in travel, marketing, meeting and conference costs.

Sales and marketing expenses increased by $14.7 million or 12.1% for the six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, primarily as a result of the acquisition of the Data Center Business.  The increase consisted of higher personnel costs of $12.1 million, $2.0 million in increased software, supplies and equipment costs, $0.3 million in increased travel, marketing, meeting and conference costs and $0.3 million in increased facility and information technology costs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $2.2 million or 19.0% for the three months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, primarily due to $1.7 million in higher personnel costs, $0.6 million in professional fees and $0.4 million in higher facility and information technology costs. This was partially offset by a $0.3 million reduction in the bad debt provision and a $0.2 million reduction in other costs.

General and administrative expenses increased by $2.8 million or 11.8% for six months ended December 31, 2018, as compared to the corresponding period of fiscal 2018, primarily due to $2.4 million in higher personnel costs and $0.7 million in higher facility and information technology costs, partially offset by a $0.3 million reduction in the bad debt provision.

Acquisition and Integration Costs, Net of Bargain Purchase Gain

During the three and six months ended December 31, 2018, we incurred $0.1 million and $2.6 million, respectively, of operating integration costs related to the acquisitions of the Campus Fabric and Data Center Businesses.

For the three months ended December 31, 2017, we incurred $4.6 million of acquisition and $1.9 million of integration costs related to the acquisition of the Campus Fabric Business and $30.3 million of acquisition and $2.2 million of integration costs related to the acquisition of the Data Center Business. The Data Center Business acquisition costs included a $25.0 million consent fee paid to Broadcom, to terminate a previous asset purchase agreement entered into by us to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow us to buy the Data Center Business directly from Brocade. Included in Acquisition and integration costs is a gain on bargain purchase of $4.9 million related to the acquisition of the capital financing business (“CF Business”).

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

Restructuring Charges, Net of Reversals

For the three and six months ended December 31, 2018, we recorded restructuring charges of $0.5 million and $1.3 million, respectively, associated with a reduction-in-force in the fourth quarter of fiscal 2018 and additional excess facility charges.

Amortization of Intangibles

During the three months ended December 31, 2018 and 2017, we recorded $1.6 million and $2.7 million, respectively, of amortization expense as operating expenses and in the accompanying condensed consolidated statements of operations.  The decrease was mainly due to amortization related to the acquired intangibles from the Enterasys acquisition becoming fully amortized.

During the six months ended December 31, 2018 and 2017, we recorded $3.7 million and $4.4 million, respectively, of amortization expense as operating expenses in the accompanying condensed consolidated statements of operations.  The decrease was mainly due to amortization related to the acquired intangibles from the Enterasys acquisition becoming fully amortized.

Interest Expense

During the three months ended December 31, 2018 and 2017, we recorded $3.1 million and $2.5 million, respectively, in interest expense.  The increase in interest expense was due to higher outstanding loan balances and other charges on our Credit Agreement as compared to the corresponding period of fiscal 2018, as well as additional imputed interest charges associated with various long-term contracts.

During the six months ended December 31, 2018 and 2017, we recorded $6.6 million and $4.7 million, respectively, in interest expense.  The increase in interest expense was due to higher outstanding loan balances and other charges on of our Credit Agreement as compared to the corresponding period of fiscal 2018, as well as additional imputed interest charges associated with various long-term contracts.

Other Income (Expense), Net

During the three months ended December 31, 2018 and 2017, we recorded an expense of $0.4 million and $0.6 million, respectively, in other income (expense), net.  The expense for the three months ended December 31, 2018 was primarily due to losses on equity investments.  The expense for the three months ended December 31, 2017 was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2018 and 2017, we recorded income of $0.1 million and $2.5 million, respectively, in other income (expense), net. For fiscal 2019, the income was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars partially offset by losses on equity investments. For fiscal 2018, other income (expense), net was primarily driven by a gain of $3.8 million related to the sale of a non-marketable equity investment, partially offset by foreign exchange losses.

Provision for Income Taxes

For the three months ended December 31, 2018 and 2017, we recorded an income tax benefit of $5.3 million and $1.6 million, respectively.  The three month periods ended December 31, 2018 and 2017 tax benefits included a provisions for income taxes for the following items: 1) taxes on the income of our foreign subsidiaries, 2) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN, Campus Fabric and Data Center Businesses, 3) foreign withholding taxes, and 4) state taxes in jurisdictions where we do not have state net operating loss (NOL) carryforwards available.  The tax provision for the three months ended December 31, 2018 was offset by a tax benefit of $2.6 million resulting from the release of a valuation allowance for our Australian subsidiary’s NOLs given that entity’s consistent and sufficient profitability following recent acquisitions.  Additionally, we recorded a tax benefit of $4.7 million for the release of valuation allowances due to changes introduced by US tax legislation signed in December 2017 as discussed below.  This legislation changed the US NOL rules to afford an indefinite carryforward period for NOLs generated in tax years beginning after December 31, 2017.  In evaluating the realizability of Deferred Tax Assets (“DTAs”), historically the Company was unable to consider the Deferred Tax Liability (“DTL”) related to amortizable goodwill as a source of future income for reversing deductible differences with fixed lives.  The change to the NOL rules creates an indefinite lived DTA and as such the indefinite lived DTL related to goodwill can now be viewed as a source of income for the newly created indefinite lived DTA.  These two indefinite lived items can now be netted in determining the amount of valuation allowance needed.

For the three months ended December 31, 2017, we recorded a tax provision for the various items as outlined above in the amount of $0.9 million, offset by a tax benefit of $2.5 million resulting from U.S. tax legislation which reduced the corporate federal tax rate from 35% to 21%.  As a result of this change, we recognized a tax benefit associated with the revaluation of our deferred tax liability related to amortizable goodwill to reflect the lower statutory tax rate.

For the six months ended December 31, 2018 and 2017 we recorded a tax benefit of $3.9 million and a tax provision of $0.1 million, respectively, which consisted primarily of tax provisions on the income of our foreign subsidiaries as well as tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisitions of Enterasys Networks, Inc., the WLAN, Campus Fabric and Data Center Businesses.  The income tax provision for the six months ended December 31, 2018 and 2017, were offset by the valuation allowance releases and revaluation of our deferred tax liability related to the amortizable goodwill referenced above.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, was effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, we were not subject to the majority of the tax law provisions until fiscal year 2019; however, there were certain significant items of impact that were recognized in fiscal year 2018.  Because a change in tax law is accounted for in the period of enactment, the effects of the TCJA, a tax benefit of $2.5 million, was reflected in the second quarter of fiscal 2018. An additional impact has been reflected in the second quarter of fiscal year 2019 in the amount of $4.7 million relating to a valuation allowance release in conjunction with the finalization of evaluating the impacts of the TCJA change pursuant to SAB 118. See Note 15 to the condensed consolidated financial statements which includes a detailed discussion of the various provisions of the new U.S. tax legislation.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, cash equivalents, marketable securities and working capital (in thousands):

	December 31, 2018	June 30, 2018
Cash	$140,643	$121,139
Marketable securities	428	1,459
Total cash and marketable securities	$141,071	$122,598
Working capital	$71,369	$68,041

As of December 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents and marketable securities of $141.1million, accounts receivable, net of $144.9 million and availability of borrowings from our five-year New Revolving Facility of $39.0 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, stock repurchase program and repayments of debt and related interest. We believe that our $141.1 million of cash and marketable securities at December 31, 2018 and the availability of borrowings from the New Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019.  Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by the Company's management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended December 31, 2018, we repurchased 2.4 million shares at an aggregate cost of $15.0 million.

On May 1, 2018, we entered into a Credit Agreement (the “Credit Agreement”), BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The Credit Agreement provides for i) a $40 million five-year revolving credit facility (the “New Revolving Facility”), ii) a $190 million five-year term loan (the “New Term Loan”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“New Incremental Facility”).  On May 1, 2018, we borrowed $200 million under the Credit Agreement.

Borrowings under the Credit Agreement will bear interest, at our election, as of May 1, 2018, at a rate per annum equal to LIBOR plus 1.50% to 2.75%, or the adjusted base rate plus 0.50% to 1.75%, based on our consolidated leverage ratio. In addition, we are required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.35%) on the unused portion of the New Revolving Facility, also based on our consolidated leverage ratio.  Principal installments are payable on the New Term Loan in varying percentages quarterly starting September 30, 2018 and to the extent not previously paid, all outstanding balances are to be paid at maturity. The obligations under the Credit Agreement is secured by substantially all of our assets.

Financial covenants under the Credit Agreement require us to maintain a minimum consolidated fixed charge and consolidated leverage ratio at the end of each fiscal quarter through maturity.  The Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets.  The Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.  At December 31, 2018, we were in compliance with the covenants of the Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2018	December 31, 2017
Net cash provided by operating activities	$61,611	$14,248
Net cash used in investing activities	(10,413)	(105,968)
Net cash (used in) provided by financing activities	(31,329)	88,284
Foreign currency effect on cash	(365)	94
Net increase (decrease) in cash	$19,504	$(3,342)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2018 were $61.6 million, including our net loss of $1.9 million and non-cash expenses of $38.4 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes and imputed interest.  Other sources of cash for the current quarter included a decrease in accounts receivables, inventories and increases in deferred revenues. This was partially offset by decreases in accounts payable, accrued compensation and other current and long-term liabilities, and increases in prepaid expenses and other current assets.

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

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2018 were $10.4 million which consisted of purchases of property and equipment of $11.1 million partially offset by proceeds of $0.7 million related to the sale of investments.

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

Net Cash (Used in) Provided by Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2018 were $31.3 million consisting of repayments of debt totaling $14.8 million, contingent consideration of $3.9 million, and $2.0 million for deferred payments on acquisitions.  This was partially offset by $5.0 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), the exercise of stock options and net of taxes paid on vested and released stock awards.

Cash flows used in financing activities for the period also included repurchasing of our common shares valued at $15.0 million during the six months ended December 31, 2018, in accordance with our approved share repurchase plan. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of December 31, 2018, we have $45.0 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, as long as we are in compliance with our financial and non-financial covenants.

Cash flows provided by financing activities in the six months ended December 31, 2017 were $88.3 million, including new borrowings of $100.0 million to fund our acquisitions of the Campus Fabric Business and the Data Center Business, $5.6 million proceeds from issuance of shares of our common stock under our 2014 Employee Stock Purchase Plan and the exercise of stock options less $7.1 million of taxes paid on vested and released stock awards, partially offset by repayments of debt totaling $8.7 million and $1.5 million of loan fees incurred in connection with the Second Amendment of our Credit Facility.

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the six months ended December 31, 2018 and 2017, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years
Contractual Obligations:
Debt obligations	$185,250	$9,500	$26,125	$149,625
Interest on debt obligations	32,142	9,192	16,720	6,230
Inventory purchase commitments	172,597	172,597	—	—
Contractual commitments	111,625	29,375	47,000	35,250
Non-cancellable operating lease obligations	95,939	19,160	34,895	41,884
Deferred payments for an acquisition	17,000	4,000	8,000	5,000
Contingent consideration for an acquisition	8,649	4,068	4,581	—
Other liabilities	485	137	273	75
Total contractual cash obligations	$623,687	$248,029	$137,594	$238,064

The contractual obligations referenced above are more specifically defined as follows:

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

We did not have any material commitments for capital expenditures as of December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions.  As of December 31, 2018, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our Credit Agreement.  Our debt and Credit Agreement are described in the Note 8. Debt, of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K.  At December 31, 2018, we had $185.3 million of debt outstanding, all of which was from our Credit Agreement.  Through the quarter ended December 31, 2018, the average daily outstanding amount was $187.6 million with a high of $187.6 million and a low of $185.3 million.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2018, on outstanding Credit Agreement borrowings as of December 31, 2018, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average daily	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	outstanding debt	100 bps	50 bps
$(463)	$(232)	$187,599	$463	$232

*	Underlying interest rate was 4.65% during the quarter.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At December 31, 2018, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was an immaterial loss and a loss of $0.6 million for the three months ended December 31, 2018 and 2017, respectively. Foreign currency transaction gains and losses from operations was a gain of $0.2 million and a loss of $1.1 million for the six months ended December 31, 2018 and 2017, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) during the December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme Networks have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2018 and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended December 31, 2018.

The following table provides stock repurchase activity during the three months ended December 31, 2018 (in thousands, except per share amounts).

	Total		Total Number of Shares	Approximate Dollar Value
	Number of	Average	Purchased as Part of	of Shares
	Shares	Price Paid	Publicly Announced	That May yet Be Purchased
	Purchased	per Share	Plans or Programs	Under the Plans or Programs
Original Purchase Authority (1)				$60,000
October 1, 2018 - October 31, 2018	—	$-	—	—
November 1, 2018 - November 30, 2018	2,366	6.34	2,366	15,000
December 1, 2018 - December 31, 2018	—	—	—	—
Total	2,366	$6.34	2,366	$45,000

(1)

On November 2, 2018, we announced that our Board of Directors had authorized management to repurchase up to $60.0 million of our common stock for two years from the date of authorization. Purchases may be made from time to time in the open market or in privately negotiated transactions.  A maximum of $35.0 million of our common stock may be repurchased in any calendar year.

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
10.1*	Offer Letter, executed November 15, 2018, between Extreme Networks, Inc. and Remi Thomas.	8-K	11/20/2018	10.1

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1**	Section 906 Certification of Chief Executive Officer.				X

32.2**	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
*	Indicates management or board of directors contract or compensatory plan or arrangement.
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

EXTREME NETWORKS, INC. (Registrant)

/ S / REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

January 30, 2019