Form 10-Q
period 2019-03-31
EXTREME NETWORKS INC
filed 2019-05-10
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EXTR	NASDAQ Global Market

As of at May 6, 2019, the registrant had 118,755,309 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2019

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash	$156,813	$121,139
Accounts receivable, net of allowance for doubtful accounts of $1,761 at March 31, 2019 and $1,478 at June 30, 2018	141,455	212,423
Inventories	57,645	63,867
Prepaid expenses and other current assets	34,684	30,484
Total current assets	390,597	427,913
Property and equipment, net	73,057	78,519
Intangible assets, net	57,362	77,092
Goodwill	138,577	139,082
Other assets	51,917	47,642
Total assets	$711,510	$770,248
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,009	$9,007
Accounts payable	49,143	75,689
Accrued compensation and benefits	32,849	50,351
Accrued warranty	13,206	12,807
Current portion of deferred revenue	136,452	130,865
Other accrued liabilities	62,088	81,153
Total current liabilities	302,747	359,872
Deferred revenue, less current portion	51,269	43,660
Long-term debt, less current portion	171,993	188,749
Deferred income taxes	1,844	6,135
Other long-term liabilities	57,689	59,100
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 121,035 and 116,124 shares issued, respectively; 118,669 and 116,124 shares outstanding, respectively	121	116
Additional paid-in-capital	979,775	942,397
Accumulated other comprehensive loss	(2,549)	(1,703)
Accumulated deficit	(836,379)	(828,078)
Treasury stock at cost: 2,366 and 0 shares, respectively	(15,000)	-
Total stockholders’ equity	125,968	112,732
Total liabilities and stockholders’ equity	$711,510	$770,248

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net revenues:
Product	$190,740	$203,527	$558,027	$543,151
Service	60,124	58,477	185,403	161,691
Total net revenues	250,864	262,004	743,430	704,842
Cost of revenues:
Product	86,876	94,485	256,906	253,002
Service	25,069	24,536	74,235	67,490
Total cost of revenues	111,945	119,021	331,141	320,492
Gross profit:
Product	103,864	109,042	301,121	290,149
Service	35,055	33,941	111,168	94,201
Total gross profit	138,919	142,983	412,289	384,350
Operating expenses:
Research and development	52,081	50,920	155,526	131,112
Sales and marketing	72,321	72,240	208,245	193,460
General and administrative	15,479	11,707	42,136	35,561
Acquisition and integration costs, net of bargain purchase gain	—	9,316	2,613	47,675
Restructuring charges, net of reversals	—	4,920	1,282	4,920
Amortization of intangibles	1,292	2,101	5,008	6,461
Total operating expenses	141,173	151,204	414,810	419,189
Operating loss	(2,254)	(8,221)	(2,521)	(34,839)
Interest income	628	740	1,665	2,104
Interest expense	(2,996)	(4,044)	(9,588)	(8,763)
Other (expense) income, net	(433)	(359)	(345)	2,125
Loss before income taxes	(5,055)	(11,884)	(10,789)	(39,373)
Provision (benefit) for income taxes	1,877	1,729	(1,991)	1,787
Net loss	$(6,932)	$(13,613)	$(8,798)	$(41,160)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.06)	$(0.12)	$(0.07)	$(0.36)
Net loss per share - diluted	$(0.06)	$(0.12)	$(0.07)	$(0.36)
Shares used in per share calculation - basic	117,944	115,059	117,619	113,641
Shares used in per share calculation - diluted	117,944	115,059	117,619	113,641

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net loss	$(6,932)	$(13,613)	$(8,798)	$(41,160)
Other comprehensive income (loss), net of tax:
Available for sale securities:
Change in unrealized gains on available for sale securities	—	503	—	740
Net change in foreign currency translation adjustments	176	304	(349)	1,091
Other comprehensive income (loss), net of tax:	176	807	(349)	1,831
Total comprehensive loss	$(6,756)	$(12,806)	$(9,147)	$(39,329)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	113,931	114	921,716	(1,278)	—	—	(808,833)	111,719
Net loss	—	—	—	—	—	—	(13,613)	(13,613)
Other comprehensive income	—	—	—	807	—	—	—	807
Issuance of common stock from equity incentive plans, net of tax	1,822	2	6,194	—	—	—	—	6,196
Share-based compensation	—	—	7,818	—	—	—	—	7,818
Balance at March 31, 2018	115,753	116	935,728	(471)	—	—	(822,446)	$112,927

Balance at June 30, 2017	110,925	$111	$909,155	$(2,302)	—	—	$(781,286)	$125,678
Net loss	—	—	—	—	—	—	(41,160)	(41,160)
Other comprehensive income	—	—	—	1,831	—	—	—	1,831
Issuance of common stock from equity incentive plans, net of tax	4,828	5	4,654	—	—	—	—	4,659
Share-based compensation	—	—	19,646	—	—	—	—	19,646
Stock awards granted in connection with acquisition	—	—	2,273	—	—	—	—	2,273
Balance at March 31, 2018	115,753	116	935,728	(471)	—	—	(822,446)	$112,927

Balance at December 31, 2018	119,089	119	962,924	(2,725)	(2,366)	(15,000)	(829,447)	115,871
Net loss	—	—	—	—	—	—	(6,932)	(6,932)
Other comprehensive income	—	—	—	176	—	—	—	176
Issuance of common stock from equity incentive plans, net of tax	1,946	2	8,037	—	—	—	—	8,039
Share-based compensation	—	—	8,814	—	—	—	—	8,814
Balance at March 31, 2019	121,035	121	979,775	(2,549)	(2,366)	(15,000)	(836,379)	$125,968

Balance at June 30, 2018	116,124	116	942,397	(1,703)	—	—	(828,078)	112,732
Cumulative effect of adopting ASU 2016-01	—	—	—	(497)	—	—	497	—
Net loss	—	—	—	—	—	—	(8,798)	(8,798)
Other comprehensive income	—	—	—	(349)	—	—	—	(349)
Issuance of common stock from equity incentive plans, net of tax	4,911	5	13,039	—	—	—	—	13,044
Repurchase of stock	—	—	—	—	(2,366)	(15,000)	—	(15,000)
Share-based compensation	—	—	24,339	—	—	—	—	24,339
Balance at March 31, 2019	121,035	121	979,775	(2,549)	(2,366)	(15,000)	(836,379)	$125,968

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(8,798)	$(41,160)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation	20,026	15,417
Amortization of intangible assets	19,734	17,771
Provision for doubtful accounts	1,369	1,566
Stock-based compensation	24,339	19,646
Deferred income taxes	(6,030)	(1,900)
Unrealized/realized loss (gain) on equity investment	—	(3,757)
Realized gain on bargain purchase	—	(5,030)
Non-cash interest	2,308	2,113
Other	15	328
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	69,328	(45,376)
Inventories	6,222	5,122
Prepaid expenses and other assets	(6,993)	(3,711)
Accounts payable	(26,348)	28,912
Accrued compensation and benefits	(17,502)	(4,779)
Deferred revenue	13,197	10,365
Other current and long-term liabilities	(11,365)	2,743
Net cash provided by (used in) operating activities	79,502	(1,730)
Cash flows from investing activities:
Capital expenditures	(16,181)	(21,999)
Business acquisitions	—	(97,581)
Proceeds from sale of investment	727	4,922
Net cash used in investing activities	(15,454)	(114,658)
Cash flows from financing activities:
Borrowings under Term Loan	—	100,000
Repayments of debt	(17,403)	(13,278)
Loan fees on borrowings	(545)	(1,494)
Repurchase of stock	(15,000)	—
Proceeds from issuance of common stock, net of tax withholding	13,044	4,657
Contingent consideration obligations	(5,274)	(671)
Deferred payments on an acquisition	(3,000)	—
Net cash (used in) provided by financing activities	(28,178)	89,214
Foreign currency effect on cash	(196)	(99)
Net increase (decrease) in cash	35,674	(27,273)

Cash at beginning of period	121,139	130,450
Cash at end of period	$156,813	$103,177

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2019. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for fiscal 2019 or any future periods.

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

The Company predominantly uses the United States Dollar as its functional currency.  The functional currency for certain of its foreign subsidiaries is the local currency.  For those subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated to United States Dollars at current month end rates of exchange; and revenue and expenses are translated using the monthly average rate.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees and lessors. In general, for lease arrangements exceeding a twelve-month term, these arrangements must now be recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 must be calculated using the applicable incremental borrowing rate at the date of adoption. Topic 842 is applied on the modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. In addition, in December 2018 and March 2019, the FASB issued ASU No. 2018-20, Leases (Topic 842) and ASU No. 2019-01, Leases (Topic 842), respectively, which includes narrow-scope improvements for lessors to increase transparency and comparability about leasing transactions and addresses lessor implementation issues and clarifies that lessees and lessors are exempt from certain interim disclosure requirements. This guidance will become effective for the Company beginning with its fiscal year 2020, beginning on July 1, 2019. The Company‘s evaluation of the new standards are underway, and significant changes from the current guidance have been identified. The Company expects to elect certain available transitional guidance. The Company also currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right-of-use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. In addition, the Company currently expects to elect the practical expedient to not separate lease and non-lease components for leases of vehicles and equipment. The Company has selected, and is in the process of implementing and testing a new lease accounting system and validating its results. While the Company continues to evaluate the effect of adopting Topic 842, it expects that these new standards will have a material impact to the Company’s financial position. The Company will recognize ROU assets and lease liabilities on the consolidated balance sheets with corresponding ROU assets at the same amount as the lease liability based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company does not expect that the adoption of Topic 842 will have a material effect on operating income (loss) and net cash flows, however it will impact the classification between cash flows from operations and cash flows from financing activities.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, in October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), which amends Topic 815 to add the overnight index swap (“OIS”) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. These standards are effective for interim and annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate the accounting, transition and disclosure requirements of these standards, but does not believe it will have a material impact on the Company’s financial statements upon adoption. This guidance is effective for the Company beginning with its fiscal year 2020, beginning on July 1, 2019.

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

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts from Customers (Topic 606), which the Company adopted on July 1, 2017, using the retrospective method.  The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from service fees primarily relating to maintenance contracts with additional revenues from professional services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product sales revenue is recognized at a point in time. Substantially all of the Company’s service revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On March 31, 2019, the Company had $187.7 million of remaining performance obligations, which is comprised of deferred maintenance revenue and services not yet delivered.  The Company expects to recognize approximately 29 percent of its remaining performance obligations as revenue in fiscal 2019, an additional 49 percent in fiscal 2020 and 22 percent of the balance thereafter.

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

Revenue recognized for the three months ended March 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each period was $54.8 million and $50.6 million, respectively. Revenue recognized for the nine months ended March 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each period was $110.8 million and $66.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $5.6 million and $4.3 million at March 31, 2019 and June 30, 2018, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations.  Amortization recognized during the three months ended March 31, 2019 and 2018, was $0.8 million and $0.5 million, respectively.  Amortization recognized during the nine months ended March 31, 2019 and 2018 was $2.2 million and $1.4 million, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Category

The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	March 31, 2019			March 31, 2018
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$72,071	$56,096	$128,167	$76,392	$56,929	$133,321
Other	4,930	5,589	10,519	4,288	6,165	10,453
Total Americas	77,001	61,685	138,686	80,680	63,094	143,774
EMEA	48,834	35,076	83,910	58,668	36,120	94,788
APAC	4,850	23,418	28,268	3,085	20,357	23,442
Total net revenues	$130,685	$120,179	$250,864	$142,433	$119,571	$262,004

	Nine Months Ended
	March 31, 2019			March 31, 2018
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$172,752	$171,359	$344,111	$181,415	$160,484	$341,899
Other	17,893	16,494	34,387	13,417	20,252	33,669
Total Americas	190,645	187,853	378,498	194,832	180,736	375,568
EMEA	190,041	98,687	288,728	165,856	97,647	263,503
APAC:	11,967	64,237	76,204	11,480	54,291	65,771
Total net revenues	$392,653	$350,777	$743,430	$372,168	$332,674	$704,842

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Tech Data Corporation	14%	14%	17%	13%
Westcon Group Inc.	12%	14%	13%	14%
Jenne Corporation	21%	13%	15%	11%

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	March 31, 2019	June 30, 2018
Westcon Group Inc.	10%	*
Tech Data Corporation	*	17%
Jenne Corporation	31%	13%

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

The following table below summarizes the final allocation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

		Final Allocation
Accounts receivables		$33,488
Inventories		19,934
Prepaid expenses and other current assets		988
Property and equipment	(a)	19,442
Other assets		4,734
Accounts payable and accrued expenses		(16,494)
Deferred revenue		(33,025)
Net tangible assets acquired		29,067
Identifiable intangible assets		32,800
Goodwill	(a)	22,470
Total intangible assets acquired		55,270
Total net assets acquired		$84,337

(a)	Includes an adjustment after the measurement period to record $0.5 million of additional property and equipment acquired at an international location.

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

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisitions of the Data Center Business, CF Business and Campus Fabric Business had occurred as of the beginning of fiscal 2017, after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization on acquired property and equipment and intangibles, acquisition costs, interest income and expense and related tax effects.

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

The unaudited pro forma financial information for the nine months ended March 31, 2018 combines the historical results for Extreme for those periods, which include the results of the Data Center Business, CF Business and Campus Fabric business subsequent to the acquisition date, with their historical results up to the acquisition date.

Pro forma results of operations from the Data Center Business, CF Business and Campus Fabric Business acquisitions included in the pro forma results of operations for the three and nine months ended March 31, 2018, have not been adjusted for the adoption of Topic 606 because the Company determined it is impractical to estimate the impact of the adoption.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

Nine Months Ended
March 31, 2018
Net revenues	$799,044
Net income (loss)	$(21,235)
Net income (loss) per share - basic	$(0.19)
Net income (loss) per share - diluted	$(0.19)
Shares used in per share calculation - basic	113,641
Shares used in per share calculation - diluted	113,641

5.	Balance Sheet Accounts

Cash and Marketable Securities

The following is a summary of cash and marketable securities (in thousands):

	March 31, 2019	June 30, 2018
Cash	$156,813	$121,139
Marketable securities (consisting of available-for-sale securities)	262	1,459
Total cash and marketable securities	$157,075	$122,598

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

Inventories

The Company values its inventory at lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company adjusts the carrying value of its inventory when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

Inventories consist of the following (in thousands):

	March 31, 2019	June 30, 2018
Finished goods	$42,727	$49,393
Raw materials	14,918	14,474
Total Inventories	$57,645	$63,867

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2019	June 30, 2018
Computers and equipment	$72,201	$60,677
Purchased software	25,501	21,389
Office equipment, furniture and fixtures	11,710	14,980
Leasehold improvements	51,183	50,070
Total property and equipment	160,595	147,116
Less: accumulated depreciation and amortization	(87,538)	(68,597)
Property and equipment, net	$73,057	$78,519

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Balance beginning of period	$12,808	$13,010	$12,807	$10,584
Warranties assumed due to acquisitions	—	—	—	3,682
New warranties issued	4,510	2,872	12,377	6,801
Warranty expenditures	(4,112)	(3,070)	(11,978)	(8,255)
Balance end of period	$13,206	$12,812	$13,206	$12,812

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

Other long-term liabilities

The following is a summary of long-term liabilities (in thousands):

	March 31, 2019	June 30, 2018
Acquisition related deferred payments, less current portion	$10,526	$13,251
Contingent consideration obligations, less current portion	3,025	4,898
Other contractual obligations, less current portion	28,093	31,200
Other	16,045	9,751
Total other long-term liabilities	$57,689	$59,100

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Investments:
Marketable securities	$262	$—	$—	$262
Total assets measured at fair value	$262	$—	$—	$262
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$7,469	$7,469
Total liabilities measured at fair value	$—	$—	$7,469	$7,469

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets
Investments:
Marketable securities	$1,459	$—	$—	$1,459
Total assets measured at fair value	$1,459	$—	$—	$1,459
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$12,749	$12,749
Total liabilities measured at fair value	$—	$—	$12,749	$12,749

Level 1 investments:

The Company holds an investment in marketable equity securities which is classified as available-for-sale marketable securities at Level 1 as the investments have readily determinable fair value (see below, Level 3 investments). An unrealized holding gain on the investments of $0.5 million as of June 30, 2018 was reclassified from accumulated other comprehensive loss to accumulated deficit on July 1, 2018 upon the adoption of ASU 2016-01 (see Note 3).

Level 2 assets and liabilities:

The Company includes U.S. government and sovereign obligations, most government agency securities, investment-grade corporate bonds, and state, municipal and provincial obligations for which quoted prices are available as Level 2. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

The fair value of the borrowings under the Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the short duration until maturity of the Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $182.9 million and $200.0 million as of March 31, 2019, and June 30, 2018, respectively.

Level 3 assets and liabilities:

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

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

Nine Months Ended
March 31, 2019
Beginning balance	$12,749
Payments	(5,274)
Accretion on discount	183
Adjustments	(189)
Ending balance	$7,469

There were no transfers of assets or liabilities between Level 2 and Level 3 during the three and nine months ended March 31, 2019, or 2018. There were no impairments recorded for the three and nine months ended March 31, 2019, or 2018.

7.Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

March 31, 2019
Balance as of June 30, 2018	$139,082
Changes due to additional property and equipment acquired (See Note 4)	(505)
Balance at end of period	$138,577

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2019
Developed technology	2.6 years	$117,000	$72,659	$44,341
Customer relationships	2.3 years	51,639	43,466	8,173
Maintenance contracts	— years	17,000	17,000	-
Trade names	2.7 years	9,100	5,236	3,864
License agreements	5.5 years	2,232	1,380	852
Other intangibles	0.8 years	1,382	1,250	132
Total intangibles, net		$198,353	$140,991	$57,362

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2018
Developed technology	3.3 years	$117,000	$58,299	$58,701
Customer relationships	3.0 years	51,639	40,634	11,005
Maintenance contracts	0.3 years	17,000	15,866	1,134
Trade names	3.4 years	9,100	4,141	4,959
Backlogs	— years	1,800	1,800	—
License agreements	5.8 years	2,445	1,390	1,055
Other intangibles	1.6 years	1,382	1,144	238
Total intangibles, net		$200,366	$123,274	$77,092

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Amortization in “Cost of revenues: Product”	$4,890	$4,647	$14,726	$11,310
Amortization of intangibles in "Operations"	1,292	2,101	5,008	6,461
Total amortization	$6,182	$6,748	$19,734	$17,771

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

8.Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2019	June 30, 2018
Current portion of long-term debt:
Term Loan	$9,500	$9,500
Less: unamortized debt issuance costs	(491)	(493)
Current portion of long-term debt	$9,009	$9,007

Long-term debt, less current portion:
Term Loan	$173,375	$180,500
Revolving Facility	—	10,000
Less: unamortized debt issuance costs	(1,382)	(1,751)
Total long-term debt, less current portion	171,993	188,749
Total debt	$181,002	$197,756

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

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the Credit Agreement.  Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.2 million for each of the three months ended March 31, 2019 and 2018 and totaled $0.5 million for each of the nine months ended March 31, 2019 and 2018, respectively.

The Company had $35.5 million of availability under the New Revolving Facility as of March 31, 2019.  The Company had $4.5 million of outstanding letters of credit as of March 31, 2019.

9.Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the Company’s forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2019, the Company had commitments to purchase $194.9 million of such inventory.  As of March 31, 2019, the Company had commitments to purchase $99.9 million of software and new product support services.

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

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed the Company’s Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (USD $0.9 million), excluding interest and penalties. All currency conversions in this Legal Proceedings section are as of March 31, 2019.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment, but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court validated the assessment and penalty imposed by the Tax Authority but ruled that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017, decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 19.9 million (USD $5.2 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of March 31, 2019.  The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit and has appealed the lower court’s decision.  The appellate court ruled that no cash deposit (or guarantee) is required during the pendency of the appeal.

Based on the currently available information, the Company believes the ultimate outcome of the ICMS Tax Assessment litigation will not have a material adverse effect on the Company's financial position or overall results of operations. However, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, there can be no assurance of a favorable outcome for Enterasys Brasil, which recorded an accrual of BRL 9.4 million (USD $2.4 million) as of the date the Company acquired Enterasys Networks.

The Company made a demand on April 11, 2014, for a defense from, and indemnification by, the former equity holder of Enterasys Networks, Inc. (“Seller”) in connection with the ICMS Tax Assessment. Seller agreed to assume the defense of the ICMS Tax Assessment on May 20, 2014. In addition, through the settlement of an indemnification-related lawsuit with the Seller on June 18, 2015, Seller agreed to continue to defend the Company with respect to the ICMS Tax Assessment and to indemnify the Company for losses related thereto subject to certain conditions. These conditions include the offsetting of foreign income tax benefits realized by the Company in connection with the acquisition of Enterasys.  Based upon current projections of the foreign income tax benefits to be realized, and the potential liability in the event of an adverse final judgment in the ICMS Tax Assessment litigation, the Company does not presently anticipate that any amounts under the indemnification will be due from the Seller in connection with the ICMS Tax Assessment.

In re Extreme Networks, Inc. Securities Litigation

On October 23 and 29, 2015, punitive class action complaints alleging violations of securities laws were filed in the U.S. District Court for the Northern District of California against the Company and three of its former officers (Charles W. Berger, Kenneth B. Arola, and John T. Kurtzweil).  Subsequently, the cases were consolidated (In re Extreme Networks, Inc. Securities Litigation, No. 3:15-CY-04883-BLF).  Plaintiffs allege that defendants violated the securities laws by disseminating materially false and misleading statements and concealing material adverse facts regarding the Company’s financial condition, business operations and growth prospects. Plaintiffs seek unspecified damages on behalf of a purported class of investors who purchased the Company’s common stock from September 12, 2013, through April 9, 2015.  On June 28, 2016, the Court appointed a lead plaintiff.  On September 26, 2016, the lead plaintiff filed a consolidated complaint. On November 10, 2016, defendants filed a motion to dismiss, which the Court granted with leave to amend on April 27, 2017.  On June 2, 2017, the lead plaintiff filed an amended complaint, which, on July 10, 2017, defendants again moved to dismiss.  In a March 21, 2018, Order (the “March 2018 Order”), the Court granted in part and denied in part the defendants’ motion. The March 2018 Order narrowed the scope of the case, but allowed certain claims to proceed.  The parties have agreed to settle the litigation.   On November 30, 2018, plaintiffs filed an unopposed motion for preliminary approval of the settlement, and on December 6, 2018, Extreme filed a statement of non-opposition. The preliminary hearing took place on March 7, 2019, and the final hearing is scheduled for June 20, 2019.

On February 18, 2016, a shareholder derivative case was filed in the Superior Court of California, Santa Clara County (Shaffer v. Kispert et al., No. 16 CV 291726).  The complaint names current and former officers and directors as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the securities class action litigation described above.  As a result of the March 2018 Order, the stipulated stay of the derivative litigation ended. The parties agreed to settle the litigation.  On May 3, 2019, the Court gave final approval to the settlement and entered judgment terminating the case.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG).  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  In orders dated April 10 and May 22, 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (IPR) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents.  The PTAB has now instituted IPR proceedings as to all three patents and all patent claims asserted in the litigation. Given the stay, the Court took off calendar all previously scheduled events (including a Markman hearing and potential trial date). During a status conference on February 11, 2019, the Court continued the stay and set a status conference for December 2, 2019. The Company believes the claims are without merit and intends to defend them vigorously.

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

Global Innovation Aggregators, LLC v. Extreme Networks, Inc.; Extreme Networks China Limited; Extreme Networks Technology (Beijing) Co., Ltd.; and Shenzhen Yingzhixiang Technology Co., Ltd

In January 2019, Global Innovation Aggregators, LLC (“GIA”) filed six lawsuits alleging patent infringement against Extreme Networks, Inc.; Extreme Networks China Limited; Extreme Networks Technology (Beijing) Co., Ltd.; and Shenzhen Yingzhixiang Technology Co., Ltd. in Shenzhen Intermediate People’s Court in China. The six patents at issue are ZL200610168028.1, ZL200510120823.9, ZL200410057124.X, ZL200410070933.4, ZL200510103486.2, and ZL200610060686.9. The products at issue include the Summit X440-G2 series, X450-G2 series, X460-G2 series, X620 series, X670-G2 series, X770 series, X870 series, X690 series, and X590 series. GIA is a U.S. entity established under the laws of Delaware with its principal office in Pasadena, California. Extreme disputes GIA’s claims and intends to defend them vigorously.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with certain legal matters. For example, the Company currently is paying or reimbursing legal expenses being incurred by certain current and former officers and directors in connection with the shareholder litigation described above.  The Company also procures Directors and Officers insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these indemnification agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. As of March 31, 2019, the Company has the outstanding indemnification claims described above.

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

The Company’s Board of Directors (the “Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013.  Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 9, 2018, to extend the Restated Rights Plan through May 31, 2019, which was ratified by the stockholders of the Company at the Company’s annual meeting of stockholders held on November 8, 2018.

Employee Stock Purchase Plan

The Board of Directors unanimously approved an amendment to the 2014 Employee Stock Purchase Plan to increase the maximum number of shares that will be available for sale thereunder by 7,500,000 shares which was ratified by the stockholders of the Company at the annual meeting of stockholders held on November 8, 2018.

Common Stock Repurchases

On November 2, 2018, the Company announced that the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock for two years from the date of authorization. Purchases may be made from time to time in the open market or in privately negotiated transactions.  A maximum of $35.0 million of the Company’s common stock may be repurchased in any calendar year. There were no shares repurchased for the three months ended March 31, 2019.

The following table summarizes the Company's shares repurchases under its stock repurchase program (in thousands, except per share amounts):

Nine Months Ended
March 31, 2019
Total number of shares repurchased	2,366
Average price paid per share	$6.34
Dollar value of shares repurchased	$15,000
Dollar value of shares that may yet be repurchased under program	$45,000

11.Employee Benefit Plans

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	March 31, 2019	June 30, 2018
2013 Equity Incentive Plan shares available for grant	8,092	9,957
Employee stock options and awards outstanding	11,192	12,060
2014 Employee Stock Purchase Plan	10,085	5,365
Total shares reserved for issuance	29,369	27,382

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Cost of product revenue	$223	$163	$618	$389
Cost of service revenue	648	354	1,670	783
Research and development	2,814	2,367	7,953	5,247
Sales and marketing	3,187	2,735	8,529	7,077
General and administrative	1,942	2,199	5,569	6,150
Total share-based compensation expense	$8,814	$7,818	$24,339	$19,646

During the three and nine months ended March 31, 2019, or 2018, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

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

The following table summarizes stock award activity for the nine months ended March 31, 2019 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2018	7,764	$8.60	$61,804
Granted	4,516	6.44
Released	(2,909)	7.92
Cancelled	(921)	8.74
Non-vested stock awards outstanding at March 31, 2019	8,450	$7.66	$63,280

The following table summarizes stock option activity for the nine months ended March 31, 2019 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2018	2,193	$3.88	2.90	$8,996
Granted	852	6.40
Exercised	(216)	3.73
Cancelled	(87)	6.01
Options outstanding at March 31, 2019	2,742	$4.60	3.48	$7,947
Vested and expected to vest at March 31, 2019	2,742	$4.60	3.48	$7,947
Exercisable at March 31, 2019	1,974	$3.90	2.33	$7,097

The fair value of each stock option grant under the 2013 Plan and 2005 Equity Incentive Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model.  The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock.

The fair value of each RSU grant with performance-based vesting criteria (“PSUs”) under the 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

During the third quarter of fiscal 2019, the Company approved the grant of 474,016 stock awards in the form of RSUs to its employees, but did not approve any grants of stock awards to its named executive officers or directors. During the nine months ended March 31, 2019, the Company approved the grant of 4,515,899 stock awards to employees and directors of which 634,900 were PSU’s with a grant date fair value of $6.40 and 3,880,999 were RSUs. The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company. These awards included 921,434 awards to named executive officers and directors, of which 209,500 were PSUs and 711,934 were RSUs.

For the PSUs referenced in the preceding paragraph, they will be considered performance earned once the Company’s combined earnings per share equals or exceeds $0.20 over two consecutive quarters (the “FY19 Performance Threshold”).  Upon satisfying the FY19 Performance Threshold, the PSUs shall vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter, shall vest on the same schedule as the RSUs, subject to continued service to the Company.  If the FY19 Performance Threshold is not met by the third anniversary of the grant date the award is canceled.  In addition, the FY19 Performance Threshold shall be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $10.00 per share.

During the third quarter of fiscal 2019, the compensation committee of the Board of Directors modified the FY18 Performance Threshold of $0.32 earnings per share over two consecutive quarters for PSUs issued in fiscal 2018, to $0.20 earnings per share over two consecutive quarters. All other terms of the FY18 PSUs remained the same.

During the nine months ended March 31, 2019, the Performance Thresholds were not achieved for fiscal 2018 or fiscal 2019.

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

No PSOs were granted during the third quarter of fiscal 2019.

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

There were 1,499,042 and 1,151,759 shares issued under the ESPP during the three months ended March 31, 2019 and 2018, respectively. There were 2,779,750 and 2,419,689 shares issued under the ESPP during the nine months ended March 31, 2019 and 2018, respectively. The following assumptions were used to calculate the fair value of shares granted under the ESPP during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	2.46%	1.15%	2.35%	1.64%-1.15%
Volatility	75%	42%	70%	42%
Dividend yield	—%	—%	—%	—%

The weighted-average fair value of shares granted under the ESPP during the three months ended March 31, 2019 and 2018 was $2.69 and $4.00, respectively. The weighted-average fair value of shares granted under the ESPP during the nine months ended March 31, 2019 and 2018 was $2.71 and $3.26, respectively.

12.Information about Segments and Geographic Areas

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

See Note 3 Net Revenues for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	March 31, 2019	June 30, 2018
Americas	$138,139	$178,251
EMEA	32,345	15,106
APAC	11,852	9,896
Total long-lived assets	$182,336	$203,253

13.	Foreign Exchange Forward Contracts

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

As of March 31, 2019, the Company did not have any forward foreign currency contracts. As of March 31, 2018, forward foreign currency contracts had a notional principal amount of $6.7 million and an immaterial unrealized gain. These contracts typically have maturities of less than 90 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities.

Foreign currency transactions losses from operations was less than $0.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.  Foreign currency transactions gains and losses from operations was a gain of $0.1 million and a loss of $1.5 million for the nine months ended March 31, 2019 and 2018, respectively.

14.Restructuring Charges, net of reversals

Restructuring liabilities consisted of obligations pertaining to the estimated future obligations for non-cancelable lease payments, as well as severance and benefits obligations. The restructuring liabilities are recorded in “Other accrued liabilities” and “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

The Company did not record any restructuring charges, net of reversals during the three months ended March 31, 2019. The Company recorded $1.3 million of restructuring charges, net of reversals during the nine months ended March 31, 2019, associated with a reduction-in-force in the fourth quarter of fiscal 2018 and additional excess facilities obligations.

Cash payments of $5.7 million were paid during the nine months ended March 31, 2019.  The balance of the severance and benefits obligations are expected to be paid by the end of fiscal 2019.  The excess facilities obligations will continue through fiscal year 2023.

Total restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Total
Balance as of June 30, 2018	$1,797	$4,658	$6,455
Period charges	104	1,544	1,648
Period reversals	—	(366)	(366)
Period payments	(193)	(5,506)	(5,699)
Balance as of March 31, 2019	$1,708	$330	$2,038
Less: current portion included in Other accrued liabilities			750
Restructuring accrual included in Other long-term liabilities			$1,288

15.Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $1.9 million and $1.7 million, respectively. For the nine months ended March 31, 2019, and 2018, the Company recorded a tax benefit of $2.0 million and a tax provision of $1.8 million, respectively.

The income tax provisions for the three months ended March 31, 2019 and 2018, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business the Data Center Business, (3) foreign withholding taxes and (4) state taxes in jurisdictions where the Company has no available state Net Operating Losses (“NOLs”).

The income tax provisions for the nine months ended March 31, 2019, and 2018 consisted of the components detailed above.  Additionally, the tax provision for the nine months ended March 31, 2019, is offset by a tax benefit of $2.6 million resulting from the release of a valuation allowance for the Company’s Australian NOLs given consistent and sufficient profitability following the recent acquisitions as well as a tax benefit of $4.7 million for the release of valuation allowance given changes introduced by recently enacted U.S. tax legislation as discussed below.  This legislation changed the U.S. NOL rules to afford an indefinite carryforward period for NOLs generated in tax years beginning after December 31, 2017.  In evaluating the realizability of Deferred Tax Assets (“DTAs”), historically the Company was unable to consider the Deferred Tax Liability (“DTL”) related to amortizable goodwill as a source of future income for reversing deductible differences with fixed lives.  The change to the NOL rules creates an indefinite lived DTA and as such the indefinite lived DTL related to goodwill can now be viewed as a source of income for the newly created indefinite lived DTA.  These two indefinite lived items can now be netted in determining the amount of valuation allowance needed.

The tax provision for the nine months ended March 31, 2018, is offset by a tax benefit of $2.5 million resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to the Company’s deferred tax liability related to amortizable goodwill as required by the U.S. tax legislation discussed below. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended March 31, 2019 and 2018, respectively and therefore may not reflect the annual effective tax rate.

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

The TCJA’s primary change was a reduction in the U.S. Federal statutory corporate tax rate from 35% to 21%.  As a result, the Company recognized a tax benefit in the amount of $2.5 million in the second quarter of fiscal 2018, due to the revaluation of the Company's deferred tax liability related to amortizable goodwill to reflect the lower statutory rate.  Because the U.S. deferred tax assets are offset by a full valuation allowance, the reduction in deferred tax assets for the lower rate was fully offset by a corresponding reduction in valuation allowance resulting in no additional tax provision.

The TCJA moves the U.S. from a global taxation regime to a modified territorial regime.  Under the territorial regime, the company’s foreign earnings will generally not be subject to tax in the U.S.  As part of transitioning to this new regime, U.S. companies were required to pay tax on historical earnings generated offshore that have not been repatriated to the U.S. (“Transition Tax”).  The Company has determined there was no incremental tax provision related to the Transition Tax given the Company’s ability to utilize existing tax attributes to offset the impact of the deemed repatriation.

The TCJA made broad and complex changes to the U.S. tax code, and in certain instances, lacked clarity and was subject to interpretation until additional U.S. Treasury guidance could be issued. Additional guidance has been released since enactment and has been incorporated into the Company’s related computations.   On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations.  The measurement period was deemed to have ended earlier when the registrant had obtained, prepared and analyzed the information necessary to finalize its accounting.  During the measurement period, impacts of the law were expected to be recorded at the time a reasonable estimate for all or a portion of the effects could be made, and provisional amounts could be recognized and adjusted as information became available, prepared or analyzed. SAB 118 summarized a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate could not yet be made and therefore taxes were reflected in accordance with law prior to the enactment of the TCJA. The measurement period ended in the Company’s fiscal quarter ended December 31, 2018 and the Company has finalized all related adjustments.

Amounts recorded pursuant to the TCJA and the provisions of SAB 118 relate to the reduction in the U.S. federal tax rate to 21 percent, which resulted in the Company reporting an income tax benefit of $2.5 million in the fiscal year ended June 30, 2018 to remeasure deferred tax liabilities associated with indefinitely lived intangible assets that will reverse at the new 21% rate. Absent this deferred tax liability, the Company has historically been in a net deferred tax asset position that is offset by a full valuation allowance.  The Transition Tax introduced by TCJA was calculated to be zero for the Company given existing tax attributes that were utilized to offset the calculated liability. As discussed below, during the quarter ended December 31, 2018 the Company completed its evaluation of whether to treat global intangible low-taxed income (“GILTI”) as a component of tax expense in the period in which it is incurred or as a component of deferred income taxes.  In conjunction with this determination and the completion of scheduling the reversal of deferred tax assets and liabilities, the Company reduced the valuation allowance level by $4.7 million to reflect the introduction of an indefinite carryforward period for NOLs expected to be generated in tax years beginning after December 31, 2017 once deferred tax assets reverse. With respect to provisions of the TCJA effective for the Company’s fiscal year ended 2019, the Company anticipates several new provisions will impact tax provisions in future periods including limitations on the deductibility of interest expense and certain executive compensation, a minimum tax on certain foreign earnings (i.e., GILTI).  The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Based on initial assessment and interpretation of the new provision, the Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in fiscal 2019. The Company has elected to account for GILTI tax as a component of tax expense in the period in which it is incurred. The Base Erosion and Anti-Abuse Tax (“BEAT”) provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  There is a reasonable amount of uncertainty surrounding the interpretation of this new provision, however, based on initial assessment and a reasonable interpretation of the new provision, the Company expects that it will not be subject to the incremental U.S. tax on BEAT income beginning in fiscal 2019, due to a realignment of the Company’s international structure.

In the three months ended September 30, 2018, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset at the time the transfer occurs.  Historically, GAAP has prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold outside the consolidated group.  Effective as of July 1, 2018, the Company adopted ASU 2016-16 on a modified retrospective basis which requires an adjustment of the cumulative-effect of the adoption to retained earnings.  However, the adjustment was immaterial to the financial statements and no such adjustment was necessary.  As a result of adoption, the income tax consequences of future intra-entity transfer of assets will be recognized in earnings in each period rather than be deferred until the assets leave the consolidated group.  In the three months ended September 30, 2018, the Company recognized a deferred tax asset relating to a transfer of certain assets from the U.S. parent company to its wholly-owned Irish subsidiary of $3.7 million, which was fully offset by the establishment of a valuation allowance resulting in no impact to Company’s statement of operations.

The Company has provided a full valuation allowance against all its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the deferred tax assets of a newly established wholly owned Irish subsidiary.  These valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

The acquisition of Enterasys in October 2013, included a U.S. parent company as well as its wholly-owned foreign subsidiaries. The Company elected to treat this stock acquisition as an asset purchase by filing the required election forms under IRC Sec 338(h)(10).  In addition, the Company completed asset purchases of the WLAN Business, the Campus Fabric Business and the Data Center Business in October 2016, July 2017, and October 2017, respectively.  The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts for U.S. tax purposes over 15 years. The Company’s wholly owned Irish subsidiary is amortizing the intangible portion of the transferred assets referenced above over 6 years. During the three and nine months ended March 31, 2019, the Company deducted $1.8 million and $5.8 million of U.S. tax amortization expense respectively, for each period related to capitalized goodwill resulting from these acquisitions. As of March 31, 2019, the Company recorded a U.S. deferred tax liability of $6.8 million related to this goodwill amortization which now can be partially considered a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets.

The Company had $17.4 million of unrecognized tax benefits as of March 31, 2019.  The future impact of the unrecognized tax benefit of $17.4 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001, forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000, forward due to net operating losses. The Company recently settled an examination by the state of North Carolina for fiscal years ended 2014, 2015 and 2016. The settlement resulted in an immaterial payment to the state to close all three years.

16.Net Loss Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Dilutive earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested restricted stock units.

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Net loss	$(6,932)	$(13,613)	$(8,798)	$(41,160)

Weighted-average shares used in per share calculation - basic and diluted	117,944	115,059	117,619	113,641

Net loss per share - basic and diluted	$(0.06)	$(0.12)	$(0.07)	$(0.36)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Options to purchase common stock	780	2,379	621	2,649
Restricted stock units	1,907	8,213	888	7,670
Employee Stock Purchase Plan shares	965	972	965	1,101
Total shares excluded	3,652	11,564	2,474	11,420

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the third quarter ended March 31, 2019, our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

Business Overview

The following discussion is based upon our unaudited condensed consolidated financial statements included elsewhere in this Report.  In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period.  In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Extreme delivers software-driven solutions from the enterprise edge to the cloud that are agile, adaptive, and secure to enable autonomous enterprises of the future. Our 100% in-sourced services and support are number one in the industry. Even with over 30,000 customers globally, including half of the Fortune 50 and some of the world's leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, and manufacturing, we remain nimble and responsive to ensure customer and partner success. We call this Customer-Driven Networking.

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

A trend affecting the Enterprise Network Equipment market is the continued adoption of the cloud-managed enterprise WLAN and the interest in adopting the next-generation WLAN standard, 802.11ax, in the enterprise market.

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended March 31, 2019.

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

•	Closed-Loop Automation: Enables dynamic, efficient, and software-centric networking by reducing manual intervention to improve network efficiency.
•	Core: A core network, or network core, is the central part of a telecommunications network that provides various services to customers who are connected by the access network.
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

•

Fabric Attach: Extreme’s Fabric Attach (“FA”) fundamentally introduces autonomic/automatic attachment to network services for end user IoT devices to a network infrastructure. Fabric Attach and Fabric Connect are key building blocks of the Extreme Fabric architecture.

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

•	Hybrid Cloud: Hybrid cloud is a cloud computing environment which uses a mix of on-premises, private cloud, and third-party, public cloud services with orchestration between the two platforms.
•

Internet Protocol: Internet Protocol (“IP”) is the principal set (or communications protocol) of digital message formats and rules for exchanging messages between computers across a single network or a series of interconnected networks, using the Internet Protocol Suite (often referred to as TCP/IP)

•

Layer 3 Data Center Interconnect: A Data Center Interconnect (“DCI”) refers to the networking of two or more different data centers to achieve business or IT objectives. This interconnectivity between separate data centers enables them to work together, share resources and/or pass workloads between one another.  A Layer 3 DCI refers to interconnection made through layer 3 of the commonly-referenced multilayered communication model, Open Systems Interconnection.

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

•

The mobile workforce continues to proliferate. Employees expect high-quality and secure access to corporate resources in a BYOD world across a diversity of endpoints such as laptops, tablets, smart phones and wearables, whether they are within the corporate firewall or on-the-go.  With ExtremeManagement Center, IT departments focus their investment decisions on this mobile workforce, taking a unified view of wireless access, from the campus core and the data center.  Extreme offers end-to-end solutions that permit IT managers to meet employee expectations and to maximize IT return on investment.

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

•

The Internet of Things. The Internet of Things is having dramatic effects on network infrastructure in healthcare, education, manufacturing, government and retail as more “smart” devices are entering the networks. These devices pose opportunities as well as threats to the network. Extreme Defender for IoT delivers security for end points which have limited or even no embedded security capabilities.  It is especially targeted to aging wired devices; especially medical devices, that need to roam around a room, a building, or even a campus.

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
➣

We announced our Extreme Management Center in Fiscal 2017.  This innovative software helps IT network administrators to navigate the unprecedented demands caused by the surge of IoT devices and technology.

○	Enterprise adoption of the cloud and open-source options are disrupting traditional license and maintenance business models.
➣

We announced cloud offerings in April 2016, and enhanced those offerings in 2017. Extreme began participation in the OpenSwitch program in May 2016, and now participates in the StackStorm community with the acquisition from Brocade in November 2017.

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
➣

We announced our 802.11ac Wave 2 wireless offering in late 2015, and plans to continue to advance our wireless portfolio of indoor and outdoor access points, supported by the January 2019, announcement of our Wi-Fi 6 (802.11ax) portfolio of access points.

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

•

Offer customers choice – cloud or on premises. We leverage cloud where it makes sense for our customers and provide on premise solutions where customers need it. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with one single pane of glass. Our customers can understand what’s going on across the network and applications in real time – who, when, and what is connected to the network, which is critical for BYOD and IoT.

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

Key Financial Metrics

During the third quarter of fiscal 2019, we achieved the following results:

•	Net revenues of $250.9 million compared to $262.0 million in the third quarter of fiscal 2018.
•	Product revenue of $190.8 million compared to $203.5 million in the third quarter of fiscal 2018.
•	Service revenue of $60.1 million compared to $58.5 million in the third quarter of fiscal 2018.
•	Total gross margin of 55.4% of net revenues compared to 54.6% of net revenues in the third quarter of fiscal 2018.
•	Operating loss of $2.2 million compared to an operating loss of $8.2 million in the third quarter of fiscal 2018.
•	Net loss of $6.9 million compared to a net loss of $13.6 million in the third quarter of fiscal 2018.

During the first nine months of fiscal 2019, we achieved the following results:

•

Cash flow provided by operating activities of $79.5 million compared to cash flow used of $1.7 million in the nine months ended March 31, 2018.  Cash and marketable securities of $156.8 million compared to $122.6 million as of June 30, 2018.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change	March 31, 2019	March 31, 2018	$ Change	% Change
Net Revenues:
Product	$190,740	$203,527	$(12,787)	(6.3)%	$558,027	$543,151	$14,876	2.7%
Percentage of net revenue	76.0%	77.7%			75.1%	77.1%
Service	60,124	58,477	1,647	2.8%	185,403	161,691	23,712	14.7%
Percentage of net revenue	24.0%	22.3%			24.9%	22.9%
Total net revenues	$250,864	$262,004	$(11,140)	(4.3)%	$743,430	$704,842	$38,588	5.5%

Product revenue decreased $12.7 million or 6.3% for the three months ended March 31, 2019, as compared to the corresponding period of fiscal 2018. We experienced the largest shortfall in the EMEA region, where we experienced lengthening sales cycles in certain Western European countries. To a lesser extent, we believe certain customers in North America were awaiting greater availability of our WiFi6-based access points that began to ship early in our fourth quarter.

Product revenue increased $14.9 million or 2.7% for the nine months ended March 31, 2019 as compared to the corresponding periods of fiscal 2018. The increase in product revenue for the period was primarily attributable to a full period of sales of the Data Center Business and increased sales in EMEA.

Service revenue increased $1.6 million, or 2.8% for the three months ended March 31, 2019 and increased $23.7 million or 14.7% for the nine months ended March 31, 2019as compared to the corresponding periods of fiscal 2018. The increase in service revenue was driven primarily by a higher number of maintenance contracts related to the Data Center Business acquisition.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change	March 31, 2019	March 31, 2018	$ Change	% Change
Gross profit:
Product	$103,864	$109,042	$(5,178)	(4.7)%	$301,121	$290,149	$10,972	3.8%
Percentage of product revenue	54.5%	53.6%			54.0%	53.4%
Service	35,055	33,941	1,114	3.3%	111,168	94,201	16,967	18.0%
Percentage of service revenue	58.3%	58.0%			60.0%	58.3%
Total gross profit	$138,919	$142,983	$(4,064)	(2.8)%	$412,289	$384,350	$27,939	7.3%
Percentage of net revenues	55.4%	54.6%			55.5%	54.5%

Product gross profit decrease $5.2 million or 4.7% for the three months ended March 31, 2019, as compared to the corresponding period in fiscal 2018. The decrease in product gross profit were primarily due to lower revenue levels, increased distribution costs of $2.8 million, warranty charges of $1.6 million and excess and obsolete charges of $1.5 million. These increases were partially offset by decreased integration costs from acquisitions of $3.1 million and lower production costs.

Product gross profit increased $11.0 million or 3.8% for the nine months ended March 31, 2019 as compared to the corresponding period in fiscal 2018.  The increase in product gross profit was primarily due to higher revenue levels and lower production costs as well as decreased integration costs from acquisitions of $5.8 million. This was offset by higher distribution costs of $9.0 million, warranty charges of $5.6 million, amortization of developed technology intangibles due to the acquisition of the Campus Fabric and Data Center Businesses of $3.4 million and additional operations costs of $3.9 million mainly driven by higher personnel costs due to additional headcount.

Service gross profit increased $1.1 million and $17.0 million or 3.3% and 18.0% for the three and nine months ended March 31, 2019, respectively, as compared to the corresponding periods in fiscal 2018.  The increases were primarily due to a higher number of maintenance contracts related to the acquisition of the Data Center Business, partially offset by higher service material costs and personnel costs due to increased headcount to support acquired contracts.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2019	March 31, 2018	$ Change	% Change	March 31, 2019	March 31, 2018	$ Change	% Change
Research and development	$52,081	$50,920	$1,161	2.3%	$155,526	$131,112	$24,414	18.6%
Sales and marketing	72,321	72,240	81	0.1%	208,245	193,460	14,785	7.6%
General and administrative	15,479	11,707	3,772	32.2%	42,136	35,561	6,575	18.5%
Acquisition and integration costs, net of bargain purchase gain	—	9,316	(9,316)	(100.0)%	2,613	47,675	(45,062)	(94.5)%
Restructuring charges, net of reversals	—	4,920	(4,920)	(100.0)%	1,282	4,920	(3,638)	(73.9)%
Amortization of intangibles	1,292	2,101	(809)	(38.5)%	5,008	6,461	(1,453)	(22.5)%
Total operating expenses	$141,173	$151,204	$(10,031)	(6.6)%	$414,810	$419,189	$(4,379)	(1.0)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $1.2 million or 2.3% for the three months ended March 31, 2019, as compared to the corresponding period of fiscal 2018.  The increased in research and development expenses was due to $3.5 million increase related to third-party design and engineering collaboration charges and $0.7 million in increased facility and information technology costs.  The quarterly expenses were partially offset by a $2.2 million reduction in personnel costs primarily due to a reduction in contractor fees and a $0.8 million reduction in supplies and equipment costs.

Research and development expenses increased by $24.4 million or 18.6% for the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018.  The increase in research and development expenses was due to $10.5 million related to third-party design and engineering collaboration charges, an $8.0 million increase in personnel costs associated with the acquisition of the Data Center Business, $4.9 million in increased facility and information technology costs and $1.0 million in increased supplies and equipment costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $0.1 million or 0.1% for the three months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, primarily due to $0.4 million of increased software, supplies and equipment costs and $0.3 million of increased in travel, marketing, meeting and conference costs, partially offset by a $0.6 million reduction in personnel costs.

Sales and marketing expenses increased by $14.8 million or 7.6% for the nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, primarily as a result of the acquisition of the Data Center Business.  The increase consisted of higher personnel costs of $11.4 million, $2.5 million in increased software, supplies and equipment costs, $0.4 million in increased travel, marketing, meeting and conference costs and $0.5 million in increased professional fees.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $3.8 million or 32.2% for the three months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, primarily due to $0.8 million in higher facility and information technology costs, a $1.3 million charge for lease termination costs, a $0.5 million charge for a litigation settlement, a $0.3 million increase in the bad debt provision and $0.2 million in higher personnel costs and other costs. Additionally, in the three months ended March 31, 2018 we recorded a $1.3 million credit to expense related to a change in the fair value of a contingent consideration obligation which did not repeat in the current period. Increases in general and administrative expenses were partially offset by a $0.7 million reduction in professional fees.

General and administrative expenses increased by $6.6 million or 18.5% for nine months ended March 31, 2019, as compared to the corresponding period of fiscal 2018, primarily due to $2.1 million in higher personnel costs, $1.7 million in higher facility and information technology costs, a $0.5 million charge for a litigation settlement, a $1.3 million increase in lease termination costs, and a $0.6 million increase in the bad debt provision and other costs partially offset by a $1.0 million reduction in professional fees. Additionally, in the nine months ended March 31, 2018, we recorded a $1.3 million credit to expense related to a change in the fair value of a contingent consideration obligation which did not repeat in the current period.

Acquisition and Integration Costs, Net of Bargain Purchase Gain

During the three and nine months ended March 31, 2019, we incurred zero and $2.6 million, respectively, of operating integration costs related to the acquisitions of the Campus Fabric and Data Center Businesses.

For the three months ended March 31, 2018, we incurred $3.1 million of acquisition and $1.3 million of integration costs related to the acquisition of the Campus Fabric Business and $3.5 million of acquisition and $1.5 million of integration costs related to the acquisition of the Data Center Business.

For the nine months ended March 31, 2018, we incurred $9.0 million of acquisition and $4.9 million of integration costs related to the acquisition of the Campus Fabric Business and $35.1 million of acquisition and $3.7 million of integration costs related to the acquisition of the Data Center Business. The Data Center Business acquisition costs includes a $25.0 million consent fee paid to Broadcom, to terminate a previous asset purchase agreement we entered into to purchase the Data Center Business from Broadcom, in anticipation of Broadcom’s acquisition of Brocade. The fee was paid to Broadcom to allow us to buy the Data Center Business directly from Brocade. We also recorded a gain on bargain purchase of $5.0 million related to the acquisition of the Capital Financing business.

Restructuring Charges, Net of Reversals

For the three months ended March 31, 2019 we did not record any restructuring charges. For the nine months ended March 31, 2019, we recorded restructuring charges of $1.3 million, associated with a reduction-in-force announced in the fourth quarter of fiscal 2018 and additional excess facility charges. For the three and nine months ended March 31, 2018, we recorded restructuring charges of $4.9 million related to a reduction in force.  The charges consisted of employee severance and benefits expenses.

Amortization of Intangibles

During the three months ended March 31, 2019 and 2018, we recorded $1.3 million and $2.1 million, respectively, of amortization expense as operating expenses and in the accompanying condensed consolidated statements of operations.  The decrease was mainly due to amortization related to the acquired intangibles from the Enterasys acquisition becoming fully amortized.

During the nine months ended March 31, 2019 and 2018, we recorded $5.0 million and $6.5 million, respectively, of amortization expense as operating expenses in the accompanying condensed consolidated statements of operations.  The decrease was mainly due to amortization related to the acquired intangibles from the Enterasys acquisition becoming fully amortized.

Interest Expense

During the three months ended March 31, 2019 and 2018, we recorded $3.0 million and $4.0 million, respectively, in interest expense.  The decrease in interest expense was due to imputed interest charges associated with various long-term contracts.

During the nine months ended March 31, 2019 and 2018, we recorded $9.6 million and $8.8 million, respectively, in interest expense.  The increase in interest expense was due to higher outstanding loan balances and other charges on of our Credit Agreement as compared to the corresponding period of fiscal 2018, partially offset by lower imputed interest charges associated with various long-term contracts.

Other Income (Expense), Net

During the three months ended March 31, 2019 and 2018, we recorded expense of $0.4 million and $0.4 million, respectively, in other income (expense), net. The expense for the three months ended March 31, 2019 was primarily due to losses on equity investments.  The expense for the three months ended March 31, 2018 was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2019 and 2018, we recorded expense of $0.3 million and income of $2.1 million, respectively, in other income (expense), net. For fiscal 2019, the loss was primarily due to losses on equity investments, partially offset by net foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars. For fiscal 2018, other income (expense), net was primarily driven by a gain of $3.8 million related to the sale of a non-marketable equity investment, partially offset by foreign exchange losses.

Provision for Income Taxes

For the three months ended March 31, 2019 and 2018, we recorded an income tax benefit of $1.9 million and $1.7 million, respectively. For the nine months ended March 31, 2019, and 2018, we recorded a tax benefit of $2.0 million and a tax provision of $1.8 million, respectively.

The income tax provisions for the three months ended March 31, 2019, and 2018, consisted of (1) taxes on the income of our foreign subsidiaries, (2) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business the Data Center Business, (3) foreign withholding taxes and (4) state taxes in jurisdictions where we have no available state Net Operating Losses (“NOLs”).

The income tax provisions for the nine months ended March 31, 2019, and 2018 consisted of the components detailed above.  Additionally, the tax provision for the nine months ended March 31, 2019, is offset by a tax benefit of $2.6 million resulting from the release of a valuation allowance for our Australian NOLs given consistent and sufficient profitability following the recent acquisitions as well as a tax benefit of $4.7 million for the release of valuation allowance given changes introduced by recently enacted U.S. tax legislation as discussed below.  This legislation changed the U.S. NOL rules to afford an indefinite carryforward period for NOLs generated in tax years beginning after December 31, 2017.  In evaluating the realizability of Deferred Tax Assets (“DTAs”), historically we were unable to consider the Deferred Tax Liability (“DTL”) related to amortizable goodwill as a source of future income for reversing deductible differences with fixed lives.  The change to the NOL rules creates an indefinite lived DTA and as such the indefinite lived DTL related to goodwill can now be viewed as a source of income for the newly created indefinite lived DTA.  These two indefinite lived items can now be netted in determining the amount of valuation allowance needed.

The tax provision for the nine months ended March 31, 2018, is offset by a tax benefit of $2.5 million resulting from the reduction of the U.S. Federal tax rate from 35% to 21% applied to our deferred tax liability related to amortizable goodwill as required by the U.S. tax legislation discussed below. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended March 31, 2019, and 2018, respectively and therefore may not reflect the annual effective tax rate.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, was effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, we were not subject to the majority of the tax law provisions until fiscal year 2019; however, there were certain significant items of impact that were recognized in fiscal year 2018.  Because a change in tax law is accounted for in the period of enactment, the effects of the TCJA, a tax benefit of $2.5 million, was reflected in the second quarter of fiscal 2018. An additional impact was reflected in the second quarter of fiscal year 2019, in the amount of $4.7 million relating to a valuation allowance release in conjunction with the finalization of evaluating the impacts of the TCJA change pursuant to SAB 118. See Note 15 to the condensed consolidated financial statements which includes a detailed discussion of the various provisions of the new U.S. tax legislation.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, marketable securities and working capital (in thousands):

	March 31, 2019	June 30, 2018
Cash	$156,813	$121,139
Marketable securities	262	1,459
Total cash and marketable securities	$157,075	$122,598
Working capital	$87,850	$68,041

As of March 31, 2019, our principal sources of liquidity consisted of cash and marketable securities of $157.1 million, accounts receivable, net of $141.5 million and availability of borrowings from our five-year New Revolving Facility of $35.5 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, stock repurchase program and repayments of debt and related interest. We believe that our $157.1 million of cash and marketable securities at March 31, 2019 and the availability of borrowings from the New Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019.  Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended March 31, 2019, we did not repurchase any shares. During the nine months ended March 31, 2019, we repurchased 2.4 million shares at an aggregate cost of $15.0 million.

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

Financial covenants under the Credit Agreement require us to maintain a minimum consolidated fixed charge and consolidated leverage ratio at the end of each fiscal quarter through maturity.  The Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets.  The Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.  At March 31, 2019, we were in compliance with the covenants of the Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2019	March 31, 2018
Net cash provided by (used in) operating activities	$79,502	$(1,730)
Net cash used in investing activities	(15,454)	(114,658)
Net cash (used in) provided by financing activities	(28,178)	89,214
Foreign currency effect on cash	(196)	(99)
Net increase (decrease) in cash	$35,674	$(27,273)

Net Cash Provided by (Used in) Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2019, were $79.5 million, including our net loss of $8.8 million and non-cash expenses of $61.8 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes and imputed interest.  Other sources of cash for the current quarter included a decrease in accounts receivables, and inventories and increases in deferred revenues. This was partially offset by decreases in accounts payable, accrued compensation and other current and long-term liabilities, and increases in prepaid expenses and other current assets.

Cash flows used in operations in the nine months ended March 31, 2018, were $1.7 million, including our net loss of $41.2 million and non-cash expenses of $46.2 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes, gain on bargain purchase and gain on sale of non-marketable equity investment as well as increases in accounts receivables, prepaid expenses and decreases in accrued compensation and benefits. This was partially offset by a decrease in inventories and increases in accounts payable, deferred revenue and other current and long-term liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2019 were $15.5 million which consisted of purchases of property and equipment of $16.2 million partially offset by proceeds of $0.7 million related to the sale of investments.

Cash flows used in investing activities in the nine months ended March 31, 2018, were $114.7 million which consisted of expenditures for acquisitions of $97.6 million including $69.6 million for the acquisition of the Campus Fabric Business and $29.5 million for the acquisition of the Data Center Business, less receipt of $1.6 million as final settlement of a working capital adjustment related to the WLAN Business acquisition, purchases of property and equipment of $22.0 million and proceeds of $4.9 million related to the sale of a non-marketable equity investment.

Net Cash Provided by (Used in) Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2019 were $28.2 million consisting of repayments of debt totaling $17.4 million, contingent consideration of $5.3 million, and $3.0 million for deferred payments on acquisitions.  This was partially offset by $13.0 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), the exercise of stock options and net of taxes paid on vested and released stock awards.

Cash flows used in financing activities for the period also included repurchasing of our common shares valued at $15.0 million during the nine months ended March 31, 2019, in accordance with our approved share repurchase plan. The share repurchases were executed through open market purchases, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of March 31, 2019, we have $45.0 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, as long as we are in compliance with our financial and non-financial covenants.

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

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the nine months ended March 31, 2019 and 2018, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$182,875	$9,500	$27,313	$146,062	$—
Interest on debt obligations	28,850	8,783	15,883	4,184	—
Inventory purchase commitments	194,858	194,858	—	—
Contractual commitments	99,875	23,500	47,000	29,375	—
Non-cancellable operating lease obligations	104,942	22,401	40,311	25,990	16,240
Deferred payments for an acquisition	16,000	4,000	8,000	4,000	—
Contingent consideration for an acquisition	7,469	4,514	2,458	497
Other liabilities	410	124	249	37
Total contractual cash obligations	$635,279	$267,680	$141,214	$210,145	$16,240

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

We did not have any material commitments for capital expenditures as of March 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions.  As of March 31, 2019, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our credit facility.

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our Credit Agreement.  Our debt and Credit Agreement are described in the Note 8. Debt, of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K.  At March 31, 2019, we had $182.9 million of debt outstanding, all of which was from our Credit Agreement.  Through the quarter ended March 31, 2019, the average daily outstanding amount was $185.2 million with a high of $185.3 million and a low of $182.9 million.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2019, on outstanding Credit Agreement borrowings as of March 31, 2019, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average daily	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	outstanding debt	100 bps	50 bps
$(457)	$(229)	$185,171	$457	$229

*	Underlying interest rate was 4.84% during the quarter.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At March 31, 2019, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was an immaterial loss and a loss of $0.3 million for the three months ended March 31, 2019 and 2018, respectively. Foreign currency transaction gains and losses from operations was a gain of $0.1 million and a loss of $1.5 million for the nine months ended March 31, 2019 and 2018, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

During our third quarter ended March 31, 2019, management identified control deficiencies related to the ineffective design of certain process level controls addressing the accuracy of sales orders entered by the Company. These control design deficiencies arose following an enhancement, implemented during our second fiscal quarter ended December 31, 2018, to our Order Entry system.  These deficiencies resulted from inadequate risk assessment associated with the system changes and inadequate communication of those changes to Order Entry personnel.

These control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, and accordingly management assessed these control deficiencies as a material weakness.

These control deficiencies resulted in immaterial misstatements to our condensed consolidated financial statements as of and for the three-month period ended December 31, 2018, that were corrected in our condensed consolidated financial statements as of and for the three-month period ended March 31, 2019.

We have initiated a plan to remediate the material weakness identified above, including (i) redesigning controls to validate all sales orders are processed accurately, and (ii) augmenting user training with respect to the enhancements to the Order Entry system.  We expect the material weakness to be fully remediated before the end of our fiscal 2019.

Except for the foregoing, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2018, and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2018 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, other than as described in the updated risk factors provided below.

We are required to evaluate the effectiveness of our internal control over financial reporting and publicly disclose any material weaknesses in our controls.  Any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and significant expense to remediate, and ultimately could have an adverse effect on our stock price.

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

For example, during our third fiscal quarter ended March 31, 2019, management identified control deficiencies related to the ineffective design of certain process level controls addressing the accuracy of sales orders entered by us. These control design deficiencies arose following an enhancement, implemented during our second fiscal quarter ended December 31, 2018, to our Order Entry system.  These deficiencies resulted from inadequate risk assessment associated with the system changes and inadequate communication of those changes to Order Entry personnel. These control deficiencies created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis, and accordingly management assessed these control deficiencies as a material weakness.

These control deficiencies resulted in immaterial misstatements to our condensed consolidated financial statements as of and for the three-month period ended December 31, 2018, that were corrected in our condensed consolidated financial statements as of and for the three-month period ended March 31, 2019. We have initiated a plan to remediate the material weakness identified above, including (i) redesigning controls to validate all sales orders are processed accurately, and (ii) augmenting user training with respect to the enhancements to the Order Entry system.  We expect the material weakness to be fully remediated before the end of our fiscal 2019.

Despite our expectations regarding our remediation plan, our remediation plan may not be effective to fully remediate the internal control weakness described above. We cannot assure that you our remediation efforts will be successful or that a similar material weakness will not recur, nor that we will able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC.

Remediation of a material weakness (such as the material weakness described above) could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Stock Market LLC. We may also be required to restate our financial statements from prior periods. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosure - Not Applicable

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers” of Form 8-K.

On May 7, 2019, the Compensation Committee of the Board approved, an amendment and restatement of the Company’s Executive Change in Control Severance Plan (as amended, the “Change in Control Plan”), in which the Company’s executive officers, including each of the Company’s “named executive officers,” participate. The Change in Control Plan, as amended, supersedes the predecessor version of such plan.  In connection with the adoption of the Change in Control Plan, each named executive officer entered into a new Participation Agreement under the Change in Control Plan, which supersedes the Participation Agreement previously in effect for the named executive officer.

The Change in Control Plan provides each participating executive with the following severance payments and benefits in the event that the executive’s employment is terminated by the Company without “Cause” (other than due to death or disability) or by the executive for “Good Reason” (as each such term is defined in the Change in Control Plan) during the period commencing three months prior to the signing of a definitive agreement contemplating a Change in Control (as defined in the Change in Control Plan) and ending on the 18-month anniversary of the Change in Control :

•

a lump-sum cash payment equal to the sum of the executive’s annual base salary plus target bonus, multiplied by 2 (for our Chief Executive Officer), 1.5 (for our officers who report directly to our Chief Executive Officer.

•	a pro-rata portion of the executive’s annual bonus for the fiscal year in which the termination occurs (based on target performance);
•

a lump sum payment equal to the health insurance premiums the executive would have been required to pay for continuing coverage under COBRA for 24 months (for our Chief Executive Officer), 18 months (for our officers who report directly to our Chief Executive Officer;

•	accelerated vesting of outstanding equity awards; and
•	eligibility for outplacement services for 24 months (for our Chief Executive Officer), 18 months (for our officers who report directly to our Chief Executive Officer.

Additionally, if the Company undergoes a Change in Control and the successor or acquirer does not assume or substitute a participating executive’s outstanding Company equity awards, then except as otherwise provided in the applicable award agreement, the vesting of such awards will accelerate as of immediately prior to the Change in Control (with vesting of performance-based awards determined based on the greater of target or actual performance).

None of our executive officers are entitled to any “gross-up” payments under the Change in Control Plan with respect to any excise taxes which may be imposed on payments and benefits provided under the Change in Control Plan. Under certain circumstances, an executive’s payments and benefits under the Change in Control Plan may be reduced in order to avoid the imposition of “golden parachute” excise taxes. The right to receive severance payments under the Change in Control Plan is subject to the executive’s execution of a release of claims in favor of the Company.

Generally, for purposes of the Change in Control Plan, a “Change in Control” occurs if: (i) a person unaffiliated with the Company acquires control of more than fifty percent of the combined voting power of the Company’s outstanding securities; (ii) there is a change in a majority of the Company’s directors during a one-year period which is not approved by a vote of a majority of the incumbent directors; (iii) there is a merger of the Company with an unrelated entity that results in the Company’s shareholders owning fifty percent or less of the voting securities of the merged entity; or (iv) there is a sale of substantially all of the Company’s assets to an unrelated third party or consummation of a transaction having a similar effect.

“Cause” for purposes of the Change in Control Plan generally means: (i) the executive’s theft, dishonesty, misconduct, breach of fiduciary duty for personal profit, or falsification of Company records; (ii) the executive’s material failure to abide by the Company’s code of conduct or other policies; (iii) misconduct by the executive within the scope of Section 304 of the Sarbanes-Oxley Act of 2002 as a result of which the Company is required to prepare an accounting restatement; (iv) the executive’s unauthorized use, misappropriation, destruction or diversion of any asset or corporate opportunity of the Company; (v) any intentional act by the executive which has a material detrimental effect on the reputation or business of the Company; (vi) the executive’s repeated failure or inability to perform any reasonable assigned duties after written notice and a reasonable opportunity to cure such failure or inability; (vii) any uncured material breach by the executive of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement between the executive and the Company; or (viii) the executive’s conviction (including any plea of guilty or nolo contendere) of any criminal act involving fraud, dishonesty, misappropriation or moral turpitude, or which impairs the executive’s ability to perform his or her duties with the Company.

“Good Reason” for purposes of the Change in Control Plan generally means: (i) a material, adverse change in the executive’s position, duties, substantive functional responsibilities or reporting relationships; (ii) a reduction in the executive’s annual base salary or target bonus; (iii) the relocation of the executive’s principal place of employment to a location that increases the executive’s one-way commute by more than 30 miles;  (iv) the Company’s failure to continue to provide certain employee benefits on terms no less favorable than such benefits provided to similarly situated executives; or (v) the Company’s material breach of the Change in Control Plan with respect to the executive.

Under the Participation Agreement entered into with each named executive officer, an executive’s participation in the Change in Control Plan has an initial three-year term and will thereafter automatically renew for additional three-year periods, absent delivery of notice of non-renewal by either party more than 90 days prior to the end of the then applicable term.

The preceding summary of the Change in Control Plan is qualified in its entirety by reference to the full text of the Executive Change in Control Severance Plan and the form of Participation Agreement thereunder, complete copies of which are included as Exhibits 10.2 and 10.3 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith
10.1*	Form of Indemnification Agreement for directors and officers				X

10.2*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.				X

10.3*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1**	Section 906 Certification of Chief Executive Officer.				X

32.2**	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
*	Indicates management or board of directors contract or compensatory plan or arrangement.
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

May 10, 2019