Form 10-Q
period 2019-09-30
EXTREME NETWORKS INC
filed 2019-10-31
CIK 1078271

262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “an emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of at October 25, 2019, the registrant had 121,566,817 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2019

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$131,369	$169,607
Short term investments	29,705	-
Accounts receivable, net of allowance for doubtful accounts of $1,431 and $1,054 respectively	152,277	174,414
Inventories	82,394	63,589
Prepaid expenses and other current assets	38,963	34,379
Total current assets	434,708	441,989
Property and equipment, net	70,613	73,554
Operating lease right-of-use assets, net	62,576	-
Intangible assets, net	96,087	51,112
Goodwill	332,841	138,577
Other assets	54,967	51,642
Total assets	$1,051,792	$756,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,477 and $489, respectively	$16,523	$9,011
Accounts payable	63,519	65,704
Accrued compensation and benefits	48,477	51,625
Accrued warranty	15,988	14,779
Current portion of operating lease liabilities	17,767	-
Current portion of deferred revenue	182,149	144,230
Other accrued liabilities	67,028	70,680
Total current liabilities	411,451	356,029
Deferred revenue, less current portion	91,508	59,012
Long-term debt, less current portion, net of unamortized debt issuance costs of $7,594 and $1,261, respectively	353,406	169,739
Operating lease liabilities, less current portion	61,539	-
Deferred income taxes	2,120	1,957
Other long-term liabilities	37,919	54,150
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 123,864 and 121,538 shares issued, respectively; 121,499 and 119,172 shares outstanding, respectively	124	122
Additional paid-in-capital	1,003,268	986,772
Accumulated other comprehensive loss	(3,371)	(2,473)
Accumulated deficit	(891,172)	(853,434)
Treasury stock at cost: 2,366 and 2,366 shares, respectively	(15,000)	(15,000)
Total stockholders’ equity	93,849	115,987
Total liabilities and stockholders’ equity	$1,051,792	$756,874

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Net revenues:
Product	$185,134	$177,720
Service	70,372	62,166
Total net revenues	255,506	239,886
Cost of revenues:
Product	91,391	83,543
Service	26,872	24,272
Total cost of revenues	118,263	107,815
Gross profit:
Product	93,743	94,177
Service	43,500	37,894
Total gross profit	137,243	132,071
Operating expenses:
Research and development	59,116	51,241
Sales and marketing	71,357	67,582
General and administrative	14,982	12,771
Acquisition and integration costs	15,925	2,546
Restructuring charges, net of reversals and impairment	6,137	808
Amortization of intangibles	1,930	2,141
Total operating expenses	169,447	137,089
Operating loss	(32,204)	(5,018)
Interest income	667	394
Interest expense	(5,164)	(3,526)
Other (expense) income, net	558	487
Loss before income taxes	(36,143)	(7,663)
Provision for income taxes	1,595	1,402
Net loss	$(37,738)	$(9,065)
Basic and diluted net loss per share:
Net loss per share - basic	$(0.31)	$(0.08)
Net loss per share - diluted	$(0.31)	$(0.08)
Shares used in per share calculation - basic	120,226	117,368
Shares used in per share calculation - diluted	120,226	117,368

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Net loss	$(37,738)	$(9,065)
Other comprehensive loss, net of tax:
Change in unrealized losses on available for sale securities	(7)	—
Net change in foreign currency translation adjustments	(891)	(497)
Other comprehensive loss, net of tax:	(898)	(497)
Total comprehensive loss	$(38,636)	$(9,562)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands)

(unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	116,124	116	942,397	(1,703)	—	0	(828,078)	112,732
Cumulative effect of adopting ASU 2016-01	—	—	—	(497)	—	—	497	—
Net loss	—	—	—	—	—	—	(9,065)	(9,065)
Other comprehensive loss	—	—	—	(497)	—	—	—	(497)
Issuance of common stock from equity incentive plans, net of tax	2,146	2	7,134	—	—	—	—	7,136
Share-based compensation	—	—	6,825	—	—	—	—	6,825
Balance at September 30, 2018	118,270	118	956,356	(2,697)	-	-	(836,646)	$117,131

Balance at June 30, 2019	121,538	122	986,772	(2,473)	(2,366)	(15,000)	(853,434)	115,987
Net loss	—	—	—	—	—	—	(37,738)	(37,738)
Other comprehensive loss	—	—	—	(898)	—	—	—	(898)
Issuance of common stock from equity incentive plans, net of tax	2,326	2	4,132	—	—	—	—	4,134
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Share-based compensation	—	—	8,834	—	—	—	—	8,834
Balance at September 30, 2019	123,864	124	1,003,268	(3,371)	(2,366)	(15,000)	(891,172)	$93,849

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(37,738)	$(9,065)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation	7,101	6,783
Amortization of intangible assets	8,425	7,073
Amortization of operating lease right-of-use assets	4,317	-
Provision for doubtful accounts	401	515
Stock-based compensation	8,834	6,825
Deferred income taxes	357	(25)
Non-cash restructuring and related charges	3,839	—
Unrealized/realized gain on equity investment	—	(154)
Non-cash interest expense	904	995
Other	(78)	(172)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	33,490	46,661
Inventories	(2,108)	8,287
Prepaid expenses and other assets	(486)	(7,814)
Accounts payable	(11,198)	(31,251)
Accrued compensation and benefits	(10,277)	(13,964)
Operating lease liabilities	(4,631)	—
Deferred revenue	2,001	9,374
Other current and long-term liabilities	(3,355)	10,262
Net cash (used in) provided by operating activities	(202)	34,330
Cash flows from investing activities:
Capital expenditures	(5,239)	(7,417)
Business acquisitions, net of cash acquired	(219,458)	—
Maturities and sales of investments	15,503	727
Net cash used in investing activities	(209,194)	(6,690)
Cash flows from financing activities:
Borrowings under Term Loan	199,500	—
Repayments of debt	(20,099)	(12,466)
Loan fees on borrowings	(10,515)	(273)
Proceeds from issuance of common stock, net of tax withholding	4,136	7,137
Contingent consideration obligations	(635)	(1,577)
Deferred payments on an acquisition	(1,000)	(1,000)
Net cash provided by (used in) financing activities	171,387	(8,179)
Foreign currency effect on cash	(229)	(433)
Net (decrease) increase in cash	(38,238)	19,028

Cash and cash equivalents at beginning of period	169,607	121,139
Cash and cash equivalents at end of period	$131,369	$140,167

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations.  The condensed consolidated balance sheet at June 30, 2019 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2019. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for fiscal 2020 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to “fiscal 2020” or “2020” represent the fiscal year ending June 30, 2020.  All references herein to “fiscal 2019” or “2019” represent the fiscal year ended June 30, 2019.

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
2.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees and lessors, and key disclosure information about leasing arrangements. In general, for lease arrangements exceeding a twelve-month term, these arrangements is recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset (“ROU”) and lease obligation are recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 is calculated using the applicable incremental borrowing rate at the date of adoption. Topic 842 also required lessors to classify leases as a sales-type, direct financing or operating lease.  A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits to the lessee and a third party, the lease is a direct financing lease.  All leases that are not sales-type or direct financing leases are operating leases. Substantially all of the Company’s leases continue to be classified as operating leases. In addition, Topic 842 was subsequently amended by ASU No 2018-10, Codification Improvements; ASU 2018-11, Targeted Improvements; ASU 2018-20 Narrow Scope Improvements; and ASU 2019-01 Codification Improvements.

The Company adopted the new standards beginning with its fiscal year 2020. Topic 842 is applied on the modified retrospective method, applying the new standard to all leases existing as of July 1, 2019. The Company adopted the new standard using the effective date of July 1, 2019 as the date of initial application. Consequently, financial information has not been updated, and disclosures required under the new standard will not be provided for dates and periods prior to July 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The new standard also provided practical expedients for ongoing accounting. The Company also elected the short-term lease recognition exemption for all leases that qualified. For those leases that qualified, existing short-term leases at the transition date and those entered into subsequent to the transition date, the Company did not recognize right-of-use assets or lease liabilities. In addition, the Company elected the practical expedient not to separate lease and non-lease components for leases except for the logistic services asset class and certain revenue subscription contracts where the Company leases its hardware products and is deemed to be a lessor.  See Note 9, Leases, for additional information regarding the Company’s leases.

The Company recognized ROU assets of approximately $64.6 million and corresponding lease liabilities of $79.5 million on the condensed consolidated balance sheets, which was based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 9 – Leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, in October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), which amends Topic 815 to add the overnight index swap (OIS) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. In addition, Topic 815 was subsequently amended by ASU 2019-04, Codification Improvements. These standards are effective for interim and annual reporting periods beginning after December 15, 2018. This guidance was effective for the Company beginning with its fiscal year 2020. It did not have a material impact on the Company’s financial statements upon adoption.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), this standard that allows the reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). The amount of the reclassification is the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances related to items remaining in AOCI. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The new standard is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the income tax rate in the Tax Reform Act are recognized. The standard was adopted on July 1, 2019 and did not have a material impact on the Company’s financial statements upon adoption.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. It replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures. The Company currently plans to adopt this standard beginning with its fiscal year 2022, beginning on July 1, 2021.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now be the amount by which a reporting unit’s carrying value exceeds the fair value, not to exceed the carrying amount of goodwill.  This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted The Company does not expect the adoption to have a material impact on the condensed consolidated financial statements. The Company currently plans to adopt this standard beginning with its fiscal year 2021, beginning on July 1, 2020.

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

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts from Customers (Topic 606), which the Company adopted on July 1, 2017, using the retrospective method.  The Company derives the majority of its revenue from sales of its networking equipment, with the remaining revenue generated from software delivered as a service (“SaaS”) and service fees primarily relating to maintenance contracts with additional revenues from professional services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

The Company’s performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of the Company’s product sales revenues are recognized at a point in time. Substantially all of the Company’s service and SaaS revenue is recognized over time.  For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On September 30, 2019, the Company had $273.7 million of remaining performance obligations, which primarily comprised of deferred maintenance and SaaS revenue.  The Company expects to recognize approximately 58 percent of its remaining performance obligations as revenue in fiscal 2020, an additional 24 percent in fiscal 2021 and 18 percent of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the condensed consolidated balance sheets. Services provided under renewable support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are either billed fully at the inception of contract or at periodic intervals (e.g., quarterly or annually).  The Company sometimes receives payments from its customers in advance of services being provided, resulting in deferred revenues.  These liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the three months ended September 30, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each period was $53.8 million and $50.6 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $7.6 million and $4.9 million at September 30, 2019 and June 30, 2018, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations.  Amortization recognized during the three months ended September 30, 2019 and 2018, was $2.7 million and $0.7 million, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Category

The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$69,978	$62,345	$132,323	$56,742	$59,936	$116,678
Other	4,015	4,999	9,014	4,493	5,524	10,017
Total Americas	73,993	67,344	141,337	61,235	65,460	126,695
EMEA	59,129	29,634	88,763	61,331	30,838	92,169
APAC	9,113	16,293	25,406	2,349	18,673	21,022
Total net revenues	$142,235	$113,271	$255,506	$124,915	$114,971	$239,886

Included in the above amounts is approximately $3.7 million and $4.0 million of leasing revenue for the quarters ended September 30, 2019 and 2018, respectively.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

	Three Months Ended
	September 30, 2019	September 30, 2018
Tech Data Corporation	16%	17%
Jenne Corporation	14%	12%
Westcon Group Inc.	10%	13%

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	September 30, 2019	June 30, 2019
Tech Data Corporation	21%	12%
Jenne Corporation	19%	35%
Westcon Group Inc.	12%	*

4.	Business Combination

Aerohive Acquisition

On August 9, 2019 (the “Acquisition Date”) the Company consummated its acquisition (the “Acquisition”) of all of the outstanding common stock of Aerohive Networks, Inc. (“Aerohive”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) entered into as of June 26, 2019.  Under the terms of the Acquisition, the preliminary net consideration paid by Extreme to Aerohive stockholders was $267.1 million.

The acquisition has been accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Aerohive have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The final purchase price allocation is pending the finalization of valuations, which may result in an adjustment to the preliminary purchase price allocation.

The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition. Inventories were valued at fair value using the net realizable value approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay to a third party to assume the obligation. Valuations of the intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition. Results of operations of Aerohive have been included in the operations of the Company beginning with the Acquisition Date.

The components of aggregate estimated purchase consideration are as follows (in thousands):

Estimated purchase consideration	August 9, 2019
Cash paid to acquire outstanding shares	$263,616
Replacement of stock-based awards	3,530
Aggregate estimated purchase consideration	$267,146

The preliminary purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands).

Preliminary Allocation as of August 9, 2019
Cash and cash equivalents	$44,158
Short-term investments	45,148
Accounts receivable, net	11,753
Inventories	16,698
Prepaid expenses and other current assets	3,980
Property and equipment	2,185
Operating lease right-of-use assets	6,336
Other assets	2,195
Debt	(20,000)
Accounts payable	(9,737)
Accrued compensation and benefits	(7,129)
Accrued warranty	(570)
Other accrued liabilities	(1,960)
Operating lease liabilities	(4,752)
Deferred revenue	(68,415)
Other liabilities	(408)
Net tangible assets	19,482

Identifiable intangible assets	53,400
Goodwill	194,264
Total intangible assets acquired	247,664

Total net assets acquired	$267,146

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	4	$40,000
Backlog	1	400
Customer relationships	7	11,400
Trade names	1.5	1,600
Total identifiable intangible assets		$53,400

The amortization for the developed technology and backlog is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying condensed consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Aerohive. The Company will not be entitled to amortization of the goodwill and intangible assets for tax purposes as this acquisition is a nontaxable stock acquisition.

The results of operations of Aerohive are included in the accompanying condensed consolidated results of operations beginning August 9, 2019. The Aerohive revenue for the quarter ended September 30, 2019 was $25.4 million and has been incorporated into the revenue of the Company. The associated expenses of Aerohive have been incorporated with the results of operations of the Company and, therefore, stand-alone operating results are not available.

In the quarter ended September 30, 2019, the Company incurred acquisition and integration related expenses of $15.9 million associated with the acquisition of Aerohive including a $6.8 million compensation charge for certain Aerohive Executive stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts. Other acquisition and integration costs consist primarily of professional fees for financial and legal advisory services and severance charges for terminated Aerohive employees.   Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the acquisition of Aerohive had occurred as of July 1, 2018, the beginning of fiscal 2019, after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization of intangibles, acquisition costs, interest income and expense and related tax effects.

The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the beginning of fiscal 2019, nor are they necessarily indicative of future operating results. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

The unaudited pro forma financial information for the three months ended September 30, 2019 combines the historical results for Extreme for the period, which include the results of Aerohive subsequent to the Acquisition Date, and Aerohive’s historical results up to the Acquisition Date.

Pro forma results of operations for the three months ended September 30, 2018 combines the historical results of operations for Extreme and for Aerohive.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2019	September 30, 2018
Net revenues	$267,678	$279,234
Net loss	$(24,084)	$(39,085)
Net loss per share - basic and diluted	$(0.20)	$(0.33)
Shares used in per share calculation - basic and diluted	120,226	117,368

5.	Balance Sheet Accounts

Cash, Cash Equivalents, and Short-term Investments

The following is a summary of cash, cash equivalents, and short-term investments (in thousands):

	September 30, 2019	June 30, 2019
Cash	$122,722	$169,607
Cash equivalents	8,647	—
Short-term investments (consisting of available-for-sale securities)	29,705	—
Total cash, cash equivalents, and short-term investments	$161,074	$169,607

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

Inventories consist of the following (in thousands):

	September 30, 2019	June 30, 2019
Finished goods	$67,268	$49,492
Raw materials	15,126	14,097
Total Inventories	$82,394	$63,589

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	September 30, 2019	June 30, 2019
Computers and equipment	$73,817	$72,309
Purchased software	30,709	29,126
Office equipment, furniture and fixtures	11,833	10,815
Leasehold improvements	51,613	51,245
Total property and equipment	167,972	163,495
Less: accumulated depreciation and amortization	(97,359)	(89,941)
Property and equipment, net	$70,613	$73,554

Deferred Revenue

Deferred revenue represents amounts for (i) deferred maintenance and support revenue (ii) deferred SaaS revenue, and (iii) other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

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

The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Balance beginning of period	$14,779	$12,807
Warranties assumed due to acquisitions	570	—
New warranties issued	5,922	3,722
Warranty expenditures	(5,283)	(3,928)
Balance end of period	$15,988	$12,601

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

Other long-term liabilities

The following is a summary of long-term liabilities (in thousands):

	September 30, 2019	June 30, 2019
Acquisition related deferred payments, less current portion	$8,675	$9,604
Contingent consideration obligations, less current portion	1,667	2,688
Other contractual obligations, less current portion	24,406	26,261
Other	3,171	15,597
Total other long-term liabilities	$37,919	$54,150

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$8,647	$—	$—	$8,647
U.S. Treasuries	—	9,329	—	9,329
Corporate debt securities	—	12,408	—	12,408
Commercial Paper	—	7,968	—	7,968
Total assets measured at fair value	$8,647	$29,705	$—	$38,352
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$5,693	$5,693
Total liabilities measured at fair value	$—	$—	$5,693	$5,693

The Company had one fair value item at June 30, 2019, a level 3 acquisition-related contingent consideration obligation or $6.3 million.

Level 1 investments:

The Company holds investment in highly liquid money market funds which are classified as cash equivalents. The Company classifies these investments within Level 1 of the fair value hierarchy because the Company values them based on quoted market prices in active markets.

Level 2 assets and liabilities:

The Company holds investment in U.S. treasuries, investment-grade corporate bonds, corporate securities and commercial paper which are classified within Level 2 of the fair value hierarchy because the Company values them based on pricing obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company classifies these instruments as short-term investments unless their maturities are three months or less when purchases, in which case the Company classifies them as cash equivalents. There were no transfers of assets or liabilities between Level 1 and Level 2 for the periods presented.

All of the Level 1 and Level 2 assets are classified as available for sale securities. The amortized cost of the short-term investments approximates their fair value. As of September 30, 2019, unrealized gains and losses from the Company’s short-term investments were not material. All short-term investments that the Company held as of September 30, 2019 contractually mature within one year.

The fair value of the borrowings under the 2019 Credit Agreements is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the recent establishment of the Credit agreement, the fair value approximates the face amount of the Company’s indebtedness of $380.0 million and $180.5 million as of September 30, 2019, and June 30, 2019, respectively.

Level 3 assets and liabilities:

At June 30, 2018, the Company reflected a liability for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.  Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

Three Months Ended
September 30, 2019
Beginning balance	6,298
Payments	(635)
Accretion on discount	30
Ending balance	$5,693

There were no transfers of assets or liabilities between Level 2 and Level 3 during the three months ended September 30, 2019, or 2018. There were no impairments recorded for the three months ended September 30, 2019, or 2018.

Short-term investments include available-for-sale investment-grade debt securities that the Company carries at fair value.  The Company accumulates unrealized gains and losses on the Company's available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the stockholders' equity section of its balance sheets. Such an unrealized gain or loss does not reduce net income for the applicable accounting period. If the fair value of an available-for-sale debt instrument is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) the Company intends to sell the instrument, (2) it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the instrument (that is, a credit loss exists). If the Company intends to sell or it is more likely than not that the Company will be required to sell the available-for-sale debt instrument before recovery of its amortized cost basis, the Company recognizes an other-than-temporary impairment in earnings equal to the entire difference between the debt instruments' amortized cost basis and its fair value. For available-for-sale debt instruments that are considered other-than-temporarily impaired due to the existence of a credit loss, if the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the instrument before recovery of its remaining amortized cost basis (amortized cost basis less any current-period credit loss), the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument's amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument's fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method.  Realized gains or losses recognized on the sale of investment securities were not significant for the quarters ending September 30, 2019 or September 30, 2018

7.	Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

September 30, 2019
Balance as of June 30, 2019	$138,577
Additions due to acquisition	194,264
Balance at end of period	$332,841

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2019
Developed technology	3.0 years	$157,000	$83,823	$73,177
Customer relationships	3.7 years	63,039	45,544	17,495
Backlog	— years	400	400	—
Trade names	1.6 years	10,700	6,061	4,639
License agreements	5.4 years	2,445	1,729	716
Other intangibles	0.3 years	1,382	1,322	60
Total intangibles, net		$234,966	$138,879	$96,087

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2019
Developed technology	2.4 years	$117,000	$77,449	$39,551
Customer relationships	2.0 years	51,639	44,410	7,229
Trade names	2.4 years	9,100	5,647	3,453
License agreements	5.4 years	2,445	1,661	784
Other intangibles	0.6 years	1,382	1,287	95
Total intangibles, net		$181,566	$130,454	$51,112

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Amortization in “Cost of revenues: Product”	$6,495	$4,932
Amortization of intangibles in "Operations"	1,930	2,141
Total amortization	$8,425	$7,073

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.
8.	Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2019	June 30, 2019
Current portion of long-term debt:
Term Loan	$19,000	$9,500
Less: unamortized debt issuance costs	(2,477)	(489)
Current portion of long-term debt	$16,523	$9,011

Long-term debt, less current portion:
Term Loan	$361,000	$171,000
Revolving Facility	—	—
Less: unamortized debt issuance costs	(7,594)	(1,261)
Total long-term debt, less current portion	353,406	169,739
Total debt	$369,929	$178,750

In connection with the acquisition of Aerohive as discussed in Note 4, on August 9, 2019, the Company entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among the Company, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders.

The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million (the “2019 Term Loan”) and a 5-year revolving loan facility in an aggregate principal amount of $75 million (the “2019 Revolving Facility”).  In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

At the Company’s election, the initial term loan (the “Initial Term Loan”) under the 2019 Credit Agreement may be made as either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranges from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranges from 1.25% to 3.50%, in each case based on Extreme’s consolidated leverage ratio. All Eurodollar loans are subject to a Base Rate of 0.00%. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.35%) on the unused portion of the 2019 Revolving Facility, also based on the Company’s consolidated leverage ratio.  Principal installments are payable on the new term loan in varying percentages quarterly starting December 31, 2019 and to the extent not previously paid, all outstanding balances are to be paid at maturity.  The 2019 Credit Agreement is secured by substantially all of the Company’s assets.

The 2019 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2019 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2019 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement.   The Company incurred $10.5 million of deferred financing costs in conjunction which this modification of the debt and continues to amortize $1.6 million of unamortized debt issuance costs associated with the previous facility.  The interest rate as of September 30, 2019 is 5.47%

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively.

The Company had $70.6 million of availability under the 2019 Revolving Facility as of September 30, 2019.  The Company had $4.4 million of outstanding letters of credit as of September 30, 2019.

9.	Leases

Lessee Considerations

The Company lease certain facilities, equipment, and vehicles under operating leases that expire on various dates through fiscal 2028. Its leases generally have terms that range from 1 year to 9 years for its facilities, 1 year to 6 years for equipment, and 1 year to 5 years for vehicles. Some of its leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or right-of-use (ROU) asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate because the rate implicit in the leases are not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate for collateralized borrowings based on the current economic environment, credit history, credit rating and lease term. Operating lease assets also included a reclassification for asset impairments and associated restructuring liabilities, deferred rent, lease incentives and initial direct costs which reduced the operating lease ROU assets as of July 1, 2019.

Some operating leases contain lease and non-lease components. Certain lease contracts include fixed payments for services, such as operations, maintenance, or other services. The Company has elected to account for fixed lease and non-lease components as a single lease component except for the logistic service asset class. Cash payments made for variable lease and non-lease costs are not included in the measurement of operating lease assets and liabilities and are recognized in the Company’s Condensed Consolidated Statements of Operations as incurred. Some lease terms include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless it is reasonably certain that it will exercise that option. The Company’s lease agreements do not contain any residual value guarantees.

Activity and other information relating to operating leases is as follows (in thousands except for lease term and discount rate):

Three Months Ended September 30, 2019
Operating lease costs	$5,143
Cash paid for amounts included in the measurement of operating liabilities	5,507
ROU assets obtained for new lease obligations	64
ROU assets obtained from Aerohive business combination	6,336
Weighted average remaining lease term (in years)	4.8
Weighted Average Discount Rate	4.5%

Short-term lease expense for the three months ended September 30, 2019 was not material.

The maturities of the Company’s operating lease liabilities as of September 30, 2019 by fiscal year are as follows:

Operating Leases (in thousands)
2020 (remaining nine months)	$15,749
2021	19,941
2022	19,142
2023	15,516
2024	6,128
Thereafter	12,182
Total future minimum lease payments	88,658
Less amount representing interest	9,352
Total operating lease liabilities	$79,306
Operating lease liabilities, current	$17,767
Operating lease liabilities, non-current	$61,539

As of June 30, 2019, the minimum future rentals on non-cancellable operating leases by fiscal year, based on the previous accounting standard, were as follows:

Operating Leases (in thousands)
2020	$22,733
2021	21,174
2022	20,680
2023	17,828
2024	5,976
Thereafter	16,287
Total lease payments	$104,678

Sublease Considerations

The Company currently is a sublessor on several operating facility subleases that expire on various dates through fiscal 2023. The subleases have terms from 5 to 6 years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. These operating subleases include only lease components. Cash payments for variable lease components such as operating expenses are not included as lease components for accounting purposes. The Company had $0.6 million of sublease income for the three months ended September 30, 2019.

Lessor Considerations

Although most of the Company’s revenue from its hardware business comes from sales of hardware, in some limited cases the recurring subscription revenue contracts represent operating leases for these customers. These leases range in duration generally up to three years with payments generally collected in equal quarterly installments. These leases include 60-day termination rights. For the three months ended September 30, 2019 and 2018, $3.7 million and $4.0 million, are included in product revenue in the financial statements, respectively. There were no changes to the accounting treatment of these transactions from the adoption of ASC 842.

10.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that inventory and other services. As of September 30, 2019, the Company had commitments to purchase $50.6 million of inventory and other services.

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

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed the Company’s Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes.  The Tax Authority also charged interest and penalties with respect to the assessment (collectively, the “ICMS Tax Assessment”).  The Tax Authority denied Enterasys Brasil the use of certain presumed tax credits granted by the State of Espirito Santo, Brazil under the terms of the FUNDAP program for the period from February 2003 to December 2004.  The value of the disallowed presumed tax credits is BRL 3.4 million (USD $0.8 million), excluding interest and penalties. All currency conversions in this Legal Proceedings section are as of September 30, 2019.

Unable to resolve the matter at the administrative level, on October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. As part of this lawsuit, Enterasys Brasil requested a stay of execution, so that no tax foreclosure could be filed and no guarantee would be required until the court issued its final ruling.  On or about October 6, 2014, the court granted a preliminary injunction staying any execution on the assessment but requiring that Enterasys Brasil deposit the assessed amount with the court.  Enterasys Brasil appealed this ruling and, on or about January 28, 2015, the appellate court ruled that no cash deposit (or guarantee) was required.  In a decision dated August 28, 2017, and published on October 3, 2017, the court validated the assessment and penalty imposed by the Tax Authority but ruled that the Tax Authority was charging an unlawfully high interest rate on the tax assessment and penalty amounts and ordered the interest rate reduced to the maximum Federal rate. The August 28, 2017, decision, were it to become final, would require Enterasys Brasil to pay a total of BRL 20.0 million (USD $4.8 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of September 30, 2019.  The Company believes the ICMS Tax Assessment against Enterasys Brasil is without merit and has appealed the lower court’s decision.  The appellate court ruled that no cash deposit (or guarantee) is required during the pendency of the appeal.

Based on the currently available information, the Company believes the ultimate outcome of the ICMS Tax Assessment litigation will not have a material adverse effect on the Company's financial position or overall results of operations. However, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserted, there can be no assurance of a favorable outcome for Enterasys Brasil, which recorded an accrual of BRL 9.4 million (USD $2.2 million) as of the date the Company acquired Enterasys Networks.

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

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California (XR Communications, LLC, dba Vivato Technologies v. Extreme Networks, Inc., No. 2:17-cv-2953-AG). The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees (but no injunction).  In orders dated April 10 and May 22, 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (IPR) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents. The PTAB has now invalidated all asserted claims of the ’296 patent and ’728 patent, and has found the challenged claims of the ’231 patent not invalid in view of the prior art asserted in the IPR instituted against that patent. Given the stay, the Court took off calendar all previously scheduled events (including a Markman hearing and potential trial date). During a status conference on February 11, 2019, the Court continued the stay and set a status conference for December 2, 2019. The Company believes the claims are without merit and intends to defend them vigorously.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches equipped with the ExtremeXOS operating system.  Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  On May 3, 2018, Extreme Networks GmbH filed a separate nullity action in the Federal Patent Court in Munich, seeking to invalidate the asserted patents, and on May 4, 2018, the defendants answered the infringement complaint, denying any infringement and seeking a stay of the action pending the conclusion of the nullity action. Orckit filed its reply on September 26, 2019 and Extreme’s rejoinder is due on December 17, 2019.  The District Court Düsseldorf scheduled a hearing in this case for January 28, 2020.

On April 23, 2019, Orckit filed and extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of European Patent EP 3 068 077 B1 (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches.  Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit.  Extreme’s answer to the EP ‘077 infringement complaint is due on November 5, 2019.  Extreme also plans to file a nullity action with the German Federal Patent Court on or before that date, seeking to invalidate the asserted patent.  No hearing has been scheduled yet in this case, which was split from the original action involving the first patent in suit.

The Company believes that all claims are without merit and defends them vigorously.

Global Innovation Aggregators, LLC v. Extreme Networks, Inc.; Extreme Networks China Limited; Extreme Networks Technology (Beijing) Co., Ltd.; and Shenzhen Yingzhixiang Technology Co.

In January 2019, Global Innovation Aggregators, LLC (“GIA”) filed six patent infringement lawsuits against the Company and its Chinese and Hong Kong subsidiaries and Shenzhen Yingzhixiang Technology Co., Ltd. in Shenzhen Intermediate People’s Court in China. The six patents at issue are ZL200610168028.1 (“ZL ‘028.1”), ZL200510120823.9, ZL200410057124.X, ZL200410070933.4, ZL200510103486.2 (“ZL ‘486.2”), and ZL200610060686.9 (collectively, the “Asserted Patents”).  Each patent was asserted in a separate law suit.  The filing date for the first case is January 18, 2019, and the filing date for the rest of the cases is January 23, 2019.  The trial for the first case is currently scheduled for January 15, 2020, and trials for the rest of the cases have not yet been scheduled.  GIA has accused the Summit X440-G2-24t-10GE4 (product number: 16532), Summit X440-G2-24p-10GE4 (product number: 16533) and Summit X460-G2-24x-10GE4-Base (product number: 16705) (collectively the “Accused Products”) of infringing the Asserted Patents. GIA has also alleged that the following Extreme switch products support the same functions as the Accused Products:  Summit X440-G2 series, X450-G2 series, X460-G2 series, X620 series, X670-G2 series, X770 series, X870 series, X690 series, and X590 series.  GIA is a U.S. entity established under the laws of Delaware with its principal office in Pasadena, California.  Extreme disputes GIA’s claims and intends to defend the matter vigorously.  Additionally, Extreme has filed invalidity challenges with the Chinese patent office to challenge the validity of each asserted patent.  Oral invalidity hearings were held in July and August 2019. The Chinese patent office has issued decisions maintaining the validity of the ZL ‘028.1 and ZL ‘486.2 patents, but has not yet issued decisions for the remaining four patents. Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

Shenzhen Dunjun Technology Ltd. v. Aerohive Networks (Hangzhou) Ltd.; Aerohive Networks, Inc.; and Yunqing Information Technology (Shenzhen) Ltd.

In late September 2019, Extreme Networks learned of a patent infringement lawsuit filed by Shenzhen Dunjun Technology Ltd. (“Shenzhen Dunjun”) against Aerohive Networks, Inc., its Chinese subsidiary, and Yunqing Information Technology (Shenzhen) Ltd. in the Shenzhen Intermediate People’s Court in China.  The lawsuit alleges infringement of Chinese patent ZL02123502.3.  The complaint was received by Aerohive Networks, Inc. on October 9 and by its Chinese subsidiary on October 10.  Extreme cannot estimate at this time the possible loss or range of loss that may result from this action, but Shenzhen Dunjun claims damages in the amount of RMB 10,000,000.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with certain legal matters. For example, the Company currently is paying or reimbursing legal expenses being incurred by certain current and former officers and directors in connection with the shareholder litigation described above.  The Company also procures Directors and Officers insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these indemnification agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. As of September 30, 2019, the Company has the outstanding indemnification claims described above.
11.	Stockholders’ Equity

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

The Company’s Board of Directors (the “Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. The Restated Rights Plan incorporates the Prior Rights Plan and the amendments thereto into a single agreement and extended the term of the Prior Rights Plan to April 30, 2013.  Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 9, 2019, to extend the Restated Rights Plan through May 31, 2020, subject to ratification by a majority of the stockholders of the Company at the next annual shareholders meeting.

Employee Stock Purchase Plan

The Board of Directors unanimously approved an amendment to the 2014 Employee Stock Purchase Plan to increase the maximum number of shares that will be available for sale thereunder by 7,500,000 shares which is pending ratification by the stockholders of the Company at the annual meeting of stockholders held on November 7, 2019.

Common Stock Repurchases

On November 2, 2018, the Company announced that the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock for two years from the date of authorization. Purchases may be made from time to time in the open market or in privately negotiated transactions.  A maximum of $35.0 million of the Company’s common stock may be repurchased in any calendar year. There were no shares repurchased for the three months ended September 30, 2019 or 2018.

12.	Employee Benefit Plans

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	September 30, 2019	June 30, 2019
2013 Equity Incentive Plan shares available for grant	3,336	8,462
Employee stock options and awards outstanding	14,566	10,455
2014 Employee Stock Purchase Plan	8,862	10,085
Total shares reserved for issuance	26,764	29,002

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the "Aerohive Plan").  Stock awards outstanding under the Aerohive Plan were converted into awards for Extreme shares as of the Acquisition Date at a predetermined rate pursuant to the Merger Agreement. As of September 30, 2019, total awards to acquire 1,457,321 shares of Extreme common stock were outstanding under the Aerohive Plan. If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

Share-based compensation expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Cost of product revenue	$250	$178
Cost of service revenue	347	345
Research and development	2,435	2,342
Sales and marketing	3,719	2,359
General and administrative	2,083	1,601
Total share-based compensation expense	$8,834	$6,825

During the three months ended September 30, 2019, or 2018, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

Stock Awards

Stock awards may be granted under the 2013 Equity Incentive Plan (the “2013 Plan”) on terms approved by the Compensation Committee of the Board. Stock awards generally provide for the issuance of restricted stock units (“RSUs”) including performance or market-based RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria.  The Company uses the straight-line method for expense attribution.  The Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the three months ended September 30, 2019 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2019	7,736	$7.67
Granted	5,485	6.83
Released	(1,486)	6.82
Cancelled	(387)	6.99
Non-vested stock awards outstanding at September 30, 2019	11,348	$7.43	$82,614
Vested and expected to vest at September 30, 2019	10,785	$7.33	$78,512

The following table summarizes stock option activity for the three months ended September 30, 2019 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	2,719	$4.61	3.26	$5,070
Granted	637	6.70
Exercised	(119)	4.23
Cancelled	(19)	5.02
Options outstanding at September 30, 2019	3,218	$5.03	3.86	$7,235
Vested and expected to vest at September 30, 2019	3,218	$5.03	3.85	$7,235
Exercisable at September 30, 2019	1,801	$3.85	1.88	$6,179

The fair value of each stock option grant under the 2013 Plan and 2005 Equity Incentive Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model.  The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock.  The average fair value of the options granted was $6.70.

The fair value of each RSU grant with performance-based vesting criteria (“PSUs”) under the 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

During the three months ended September 30, 2019, the Company approved the grant of 5,484,772 RSUs to employees and directors. The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company. These RSUs included 566,038 RSUs to named executive officers and directors.

During the three months ended September 30, 2019, the 2019 and 2018 Performance Thresholds for outstanding performance awards were not achieved.

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

There were 1,233,544 and 1,280,708 shares issued under the ESPP during the three months ended September 30, 2019 and 2018, respectively. The following assumptions were used to calculate the fair value of shares granted under the ESPP during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2019	September 30, 2018
Expected life	0.5 years	0.5 years
Risk-free interest rate	1.85%	2.20%
Volatility	43%	63%
Dividend yield	—%	—%

The weighted-average fair value of shares granted under the ESPP during the three months ended September 30, 2019 and 2018 was $2.02 and $2.73, respectively.
13.	Information about Segments and Geographic Areas

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

See Note 3 Net Revenues for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	September 30, 2019	June 30, 2019
Americas	$231,094	$136,035
EMEA	31,286	28,744
APAC	21,863	11,529
Total long-lived assets	$284,243	$176,308

14.	Restructuring Charges, net of reversals and impairment

Restructuring liabilities at September 30, 2019 of $2.1 million relate to severance and benefits obligations and are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets.

The Company recorded $6.1 million of restructuring charges, net of reversals and impairment during the three months ended September 30, 2019, including charges of $3.9 million of impairment of right-of-use-assets related to facilities which the Company has exited and $2.2 million related to employee severance and benefit expenses.

During the first quarter of fiscal 2020, the Company continued its initiative to realign its operations by exiting a floor of its San Ignacio building in South San Jose California and consolidating its workforce. Also, the Company exited additional space in its Salem New Hampshire facility which includes general office and lab space. The Company has the intent and ability to sub-lease these facilities which it has ceased using and as such has considered estimated future sub-lease income based on its existing leases agreement, as well as the local real estate market conditions in measuring the amount of asset impairment. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.

The Company continued its reduction-in-force actions begun in the fourth quarter of fiscal 2019 and recorded additional severance and benefits charges of $2.2 million during the period.

Cash payments of $3.6 million were paid during the three months ended September 30, 2019. Certain amounts have been reclassified from restructuring liabilities and have been recorded as a reduction to operating lease ROU assets as of July 1, 2019.

Total restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Total

Balance as of June 30, 2019	$1,764	$3,559	$5,323
Period charges	3,951	2,595	6,546
Period reversals	—	(409)	(409)
Reclassification to reduce operating lease assets	(5,715)	—	(5,715)
Period payments	—	(3,608)	(3,608)
Balance as of September 30, 2019	$—	$2,137	$2,137

15.	Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $1.6 million and $1.4 million, respectively.

The income tax provisions for the three months ended September 30, 2019 and 2018, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business the Data Center Business, and (4) state taxes in jurisdictions where the Company has no remaining state Net Operating Losses (“NOLs”). The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three months ended September 30, 2019 and 2018, respectively and therefore may not reflect the annual effective tax rate.

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

The Company has provided a full valuation allowance against all its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that the deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends as well as the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as the deferred tax assets of a newly established wholly owned Irish subsidiary as well as a portion of the deferred tax assets in Ireland.  These valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

On August 9, 2019, the Company completed its acquisition of Aerohive.  This acquisition will be treated as a non-taxable stock acquisition and therefore Extreme Networks will have carryover tax basis in the assets and liabilities acquired.

The Company had $25.5 million of unrecognized tax benefits as of September 30, 2019.  The future impact of the unrecognized tax benefit of $25.1 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The remaining $0.4 million would affect the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2019	September 30, 2018
Net loss	$(37,738)	$(9,065)

Weighted-average shares used in per share calculation - basic and diluted	120,226	117,368

Net loss per share - basic and diluted	$(0.31)	$(0.08)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Options to purchase common stock	2,898	989
Restricted stock units	9,305	1,913
Employee Stock Purchase Plan shares	750	—
Total shares excluded	12,953	2,902

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the first quarter ended September 30, 2019, our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing cloud-driven networking solutions for enterprise, data center, and service provider customers. Providing a combined end-to-end solution from the enterprise edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security, and access controls.   We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999.  Our corporate headquarters are located in San Jose, California. We derive substantially all of our revenue from the sale of our networking equipment, software, and related maintenance contracts.

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

Our 100% in-sourced services and support are number one in the industry, and even as we increase the breadth of our portfolio and scale our organization, we remain nimble and responsive to ensure customer and partner success. We are relentless in our commitment to our 50,000 customers around the world, including over half of the Fortune 50 and some of the world's leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, and manufacturing, and provide the building blocks that drive competitive advantage, accelerate innovation, and improve the human experience. This is Customer-Driven Networking™.

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

A trend affecting the enterprise network equipment market is the adoption of the cloud-managed enterprise WLAN in the enterprise market. We continued execution towards our strategic objectives by expanding our cloud portfolio with the acquisition of Aerohive Networks, Inc. (“Aerohive”) in August 2019. This acquisition enhances our cloud offering by adding a 3rd generation cloud with Machine Learning/Artificial Intelligence insights and analytics that we intend to expand to all the Extreme ElementsTM. This cloud-driven solution will be the only offering in the market that seamlessly integrates the Cloud with on premises infrastructures and spans from the edge to the enterprise data center.

We believe that understanding the following key developments is helpful to an understanding of our operating results for the fiscal quarter ended September 30, 2019.

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

•

Internet Protocol: Internet Protocol (“IP”) is the principal set (or communications protocol) of digital message formats and rules for exchanging messages between computers across a single network or a series of interconnected networks, using the Internet Protocol Suite (often referred to as TCP/IP).

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

•	RESTful APIs: A RESTful API is an application program interface (API) that uses HTTP requests to GET, PUT, POST and DELETE data.
•	Single Pane of Glass: Single pane of glass is a term used to describe a management display console that integrates all parts of a computer infrastructure.
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

We estimate the total addressable market Extreme’s products, solutions, and services and geographic focus consisting of Wireless Local Area Networks (WLAN), Data Center networking, Ethernet switching, and campus LAN products allow us to address $21 billion of market opportunity, which is growing at approximately five percent per year over the next three years.

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
➣

We announced cloud offerings in April 2016 and continue to enhance our portfolio for providing cloud infrastructure management and visibility with Extreme Workflow Composer and our Network Packet Brokers, as well as with our acquisition of Aerohive in August 2019. Extreme began participation in the OpenSwitch program in May 2016, and recently moved Stackstorm, an open source project acquired with Brocade in 2017, to the Linux Foundation.

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
➣

We began shipping our 802.11ax/Wi-Fi 6 access points in the fiscal year 2019, which are designed to deliver secure, intelligent, and scalable Wi-Fi connectivity in the most dense, crowded environments, such as stadiums, and in any weather condition – giving every customer access to high-efficiency Wi-Fi just like in NFL stadiums. With our acquisition of Aerohive, we now have the broadest portfolio of Wi-Fi 6 access points in the industry.

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

In fiscal 2017, we completed the acquisition of the WLAN Business from Zebra. In fiscal 2018, we completed the acquisitions of the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In August 2019, we acquired the entire Cloud Networking portfolio from Aerohive. These acquisitions support our growth strategy to lead the enterprise network equipment market with end-to-end software-driven cloud and on-premises solutions for enterprise customers from the data center to the wireless edge.  After the closing of the acquisitions of the Campus Fabric Business and Data Center Business, Extreme immediately became a networking industry leader with more than 30,000 customers. In addition, we believe the addition of Aerohive will bring us another 20,000+ customers and solidify our position as the third ranked networking vendor in the United States and the second ranked cloud networking provider globally.  As a network switching leader in enterprise, datacenter and cloud, we combine and extend our world-class products and technologies to provide customers with some of the most advanced, high performance and open solutions in the market as well as a superb overall customer experience.  The combination of all the Extreme ElementsTM is significant in that it brings together distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center and to the cloud to offer a complete, unified portfolio of software-driven network access solutions.

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

•

Expand Wi-Fi technology leadership.  Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The increase in demand being seen today, fueled by more users with multiple devices, increases the expectation that everything will just work. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent, and always-on wired to wireless edge services. This new “unified access layer” requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console.  Our unified access layer portfolio provides intelligence for the wired/wireless edge and is enhanced by our 3rd generation cloud architecture with machine learning and AI-driven insights.

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

Our key points of differentiation include:

•

Extreme ElementsTM.. Extreme Elements are the building blocks that enable the creation of an Autonomous Network to deliver the positive outcomes important to customer organizations, including those in education, healthcare, retail, manufacturing, transportation and logistics, and government. Combining architecture, automation, and artificial intelligence, Extreme Elements enable customers to get what they need, when and where they need it.

•

Cloud-Driven end-to-end networking solutions. The acquisition of Aerohive enhances our cloud offering with a 3rd generation cloud with Machine Learning/Artificial Intelligence insights and analytics that we intend to expand to all the Extreme ElementsTM. This breadth of coverage from the edge to the enterprise data center will be unique in the industry, and cloud networking is the fastest growing segment of the networking industry.

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

Key Financial Metrics

During the first quarter of fiscal 2020, we achieved the following results:

•	Net revenues of $255.5 million compared to $239.9 million in the first quarter of fiscal 2019.
•	Product revenue of $185.1 million compared to $177.7 million in the first quarter of fiscal 2019.
•	Service revenue of $70.4 million compared to $62.2 million in the first quarter of fiscal 2019.
•	Total gross margin of 53.7% of net revenues compared to 55.1% of net revenues in the first quarter of fiscal 2019.
•	Operating loss of $32.2 million compared to an operating loss of $5.0 million in the first quarter of fiscal 2019.
•	Net loss of $37.7 million compared to a net loss of $9.1 million in the first quarter of fiscal 2019.

During the first three months of fiscal 2020, we reflected the following results:

•

Cash flow used by operating activities of $0.2 million compared to cash flow provided by operating activities of $34.3 million in the three months ended September 30, 2018.  Cash and cash equivalents of $131.4 million compared to $169.6 million as of June 30, 2019.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Net Revenues:
Product	$185,134	$177,720	$7,414	4.2%
Percentage of net revenue	72.5%	74.1%
Service	70,372	62,166	8,206	13.2%
Percentage of net revenue	27.5%	25.9%
Total net revenues	$255,506	$239,886	$15,620	6.5%

Product revenue increased $7.4 million or 4.2% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019. The increase in product revenues was attributable to growth related to the acquisition of Aerohive offset by lower legacy revenue in the Americas and EMEA.

Service revenue increased $8.2 million, or 13.2% for the three months ended September 30, 2019.  The increase in service revenues was attributable to growth related to the acquisition of Aerohive, as well as higher legacy maintenance revenue.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Gross profit:
Product	$93,743	$94,177	$(434)	(0.5)%
Percentage of product revenue	50.6%	53.0%
Service	43,500	37,894	5,606	14.8%
Percentage of service revenue	61.8%	61.0%
Total gross profit	$137,243	$132,071	$5,172	3.9%
Percentage of net revenues	53.7%	55.1%

Product gross profit decreased $0.4 million or 0.5% for the three months ended September 30, 2019, as compared to the corresponding period in fiscal 2019. The decrease in product gross profit were primarily due to higher excess and obsolete inventory charges of $4.6 million, the expensing of the fair value step-up of inventories acquired from Aerohive of $3.9 million, amortization of developed technology intangible assets of $0.9 million and higher warranty costs of $1.0 million.  This was offset by gross profit from higher revenues, more favorable manufacturing costs due to cost reduction efforts and lower integration expenses of $1.7 million.

Service gross profit increased $5.6 million or 14.8% for the three months ended September 30, 2019, as compared to the corresponding period in fiscal 2018.  The increases were primarily due to a higher level of service revenues related to the acquisition of the Aerohive, partially offset by higher service material costs and personnel costs due to increased headcount to support acquired contracts as well as amortization of developed technology intangible asset of $0.6 million.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018	$ Change	% Change
Research and development	$59,116	$51,241	$7,875	15.4%
Sales and marketing	71,357	67,582	3,775	5.6%
General and administrative	14,982	12,771	2,211	17.3%
Acquisition and integration costs	15,925	2,546	13,379	525.5%
Restructuring charges, net of reversals	6,137	808	5,329	659.5%
Amortization of intangibles	1,930	2,141	(211)	(9.9)%
Total operating expenses	$169,447	$137,089	$32,358	23.6%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $7.9 million or 15.4% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019.  The increased in research and development expenses was due to $5.4 million of salary and compensation costs, $1.6 million increase related to third-party design and engineering collaboration charges, $0.2 million increased professional and contractor fees, a $0.2 million increase in travel costs and $0.5 million in increased facility and information technology costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $3.8 million or 5.6% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019.  The increase was primarily due to $4.1 million of personnel costs, $1.3 million of professional fees and $0.7 million of increased facility and information technology costs partially offset by a $3.3 million reduction in travel and sales promotion costs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $2.2 million or 17.3% for the three months ended September 30, 2019, as compared to the corresponding period of fiscal 2019, primarily due to the acquisition of Aerohive Inc. The increase in general and administrative expenses was primarily due to $1.4 million of increased personnel costs, $0.3 million in higher facility and information technology costs and $0.5 million in professional fees.

Acquisition and Integration Costs

During the three months ended September 30, 2019, we incurred $15.9 million of integration costs including a $6.8 million compensation charge for certain Aerohive Executives’ stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts.  Other acquisition and integration costs consist primarily of professional fees for financial and legal advisory services and severance charges for Aerohive employees.

For the three months ended September 30, 2018, we incurred $2.5 million of integration costs related to the acquisitions of the Campus Fabric and Data Center Businesses.

Restructuring Charges, Net of Reversals

For the three months ended September 30, 2019 we recorded restructuring charges of $6.1 million. The charges consisted of excess facility charges of $3.9 million for impairment of right-of-use assets related to our South San Jose California and Salem New Hampshire facilities.  Additionally, we continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and we recorded severance and benefits charges of approximately $2.2 million.

For the three months ended September 30, 2018, we recorded restructuring charges of $0.8 million related to a reduction-in-force associated with in the fourth quarter of fiscal 2018.

Amortization of Intangibles

During the three months ended September 30, 2019 and 2018, we recorded $1.9 million and $2.1 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The decrease was mainly due to lower amortization related to the acquired intangibles from previous acquisitions becoming fully amortized offset by amortization of acquired intangibles from the Aerohive acquisition.

Interest Expense

During the three months ended September 30, 2019 and 2018, we recorded $5.2 million and $3.5 million, respectively, in interest expense.  The increase in interest expense was primarily driven by higher outstanding loan balances and other charges due to refinancing our Credit Agreement.

Other Income (Expense), Net

During the three months ended September 30, 2019 and 2018, we recorded income of $0.6 million and $0.5 million, respectively, in other income (expense), net. The change for the three months ended September 30, 2019 was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2019 and 2018, we recorded an income tax provision of $1.6 million and $1.4 million, respectively.

The income tax provisions for the three months ended September 30, 2019 and 2018, consisted primarily of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business the Data Center Business, and (4) state taxes in jurisdictions where the Company has no remaining state Net Operating Losses (“NOLs”).

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2019, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

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

Liquidity and Capital Resources

The following summarizes information regarding our cash, cash equivalents, and short-term investments and working capital (in thousands):

	September 30, 2019	June 30, 2019
Cash and cash equivalents	$131,369	$169,607
Short-term investments	29,705	—
Total cash, cash equivalents, and short-term investments	$161,074	$169,607
Working capital	$23,257	$85,960

As of September 30, 2019, our principal sources of liquidity consisted of cash, cash equivalents, and short-term investments of $161.1 million, accounts receivable, net of $152.3 million and available borrowings from our five-year 2019 Revolving Facility of $70.6 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $161.1 million of cash, cash equivalents, and short-term investments at September 30, 2019 and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019.  Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended September 30, 2019, we did not repurchase any shares.

In connection with the acquisition of Aerohive as discussed in Note 4 of the accompanying condensed consolidated financial statements included elsewhere in this Report, as of August 9, 2019, we amended the 2018 Credit Agreement and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million (“2019 Term Loan”) and a 5-year revolving loan facility in an aggregate principal amount of $75 million (2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

At our election, the initial term loan (the “Initial Term Loan”) under the 2019 Credit Agreement may be made as either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranges from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranges from 1.25% to 3.50%, in each case based on Extreme’s Consolidated Leverage Ratio. All Eurodollar loans are subject to a Base Rate floor of 0.00%. The 2019 Credit Agreement is secured by substantially all of our assets.

The 2019 Credit Agreement requires us to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2019 Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets. The 2019 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.

Financial covenants under the 2019 Credit Agreement require us to maintain a minimum consolidated fixed charge and consolidated leverage ratio at the end of each fiscal quarter through maturity.  The 2019 Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets.  The 2019 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.  At September 30, 2019, we were in compliance with the covenants of the 2019 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Net cash (used in) provided by operating activities	$(202)	$34,330
Net cash used in investing activities	(209,194)	(6,690)
Net cash provided by (used in) financing activities	171,387	(8,179)
Foreign currency effect on cash	(229)	(433)
Net (decrease) increase in cash	$(38,238)	$19,028

Net Cash (Used in) Provided by Operating Activities

Cash flows used in operations in the three months ended September 30, 2019, were $0.2 million, including our net loss of $37.7 million and non-cash expenses of $34.1 million for items such as amortization of intangibles, amortization of right-of-use assets, stock-based compensation, depreciation, restructuring, deferred income taxes and imputed interest.  Other sources of cash for the current quarter included a decrease in accounts receivables and increases in deferred revenues. This was fully offset by decreases in accounts payable, accrued compensation, other current liabilities and operating lease liabilities, and increases in inventories.

Cash flows provided by operations in the three months ended September 30, 2018 were $34.3 million, including our net loss of $9.1 million and non-cash expenses of $21.8 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes and imputed interest.  Other sources of cash for the quarter included a decrease in accounts receivables and inventories and increases in deferred revenues and other current and long-term liabilities. This was partially offset by decreases in accounts payable and accrued compensation.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2019 were $209.2 million, including $219.5 million for the acquisition of Aerohive (net of cash acquired), purchases of property and equipment of $5.2 million, which was partially offset by proceeds of $15.5 million related to the maturity of short-term investments.

Cash flows used in investing activities in the three months ended September 30, 2018 were $6.7 million which consisted of purchases of property and equipment of $7.4 million and proceeds of $0.7 million related to the sale of marketable equity securities.

Net Cash Provided by (Used in) Financing Activities

Cash flows provided by financing activities in the three months ended September 30, 2019 were  $171.4 million due primarily to additional borrowings of $199.5 million under our 2019 Credit Agreement to partially fund our acquisition of Aerohive, $4.1 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), the exercise of stock options and net of taxes paid on vested and released stock awards. This was partially offset by debt repayments of $20.1 million, assumed from the Aerohive acquisition, payment of loan fees of $10.5 million, contingent consideration of $0.6 million, and $1.0 million for deferred payments on acquisitions.

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

Foreign currency effect on cash decreased in the three months ended three months ended September 30, 2019, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, Indian Rupee and the EURO. Foreign currency effect on cash increased in the three months ended September 30, 2018, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, British Pound, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$380,000	$19,000	$47,500	$313,500	$—
Interest on debt obligations	88,632	20,802	38,289	29,541	—
Unconditional purchase obligations	50,642	50,642	—	—	—
Contractual commitments	88,125	23,500	47,000	17,625	—
Lease payments on operating leases.	88,658	16,172	38,953	21,351	12,182
Deferred payments for an acquisition	14,000	4,000	8,000	2,000	—
Contingent consideration for an acquisition	5,693	3,265	2,311	117	—
Other liabilities	1,200	247	494	459	—
Total contractual cash obligations	$716,950	$137,628	$182,547	$384,593	$12,182

The contractual obligations referenced above are more specifically defined as follows:

Debt obligations related to amounts owed under our 2019 Credit Agreement.

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

We did not have any material commitments for capital expenditures as of September 30, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions.  As of September 30, 2019, our interest rate risk was not material for short-term investments

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our 2019 Credit Agreement.  Our debt and 2019 Credit Agreement are described in the Note 8. Debt, of our Notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.  At September 30, 2019, we had $380.0 million of debt outstanding, all of which was from our 2019 Credit Agreement.  Through the quarter ended September 30, 2019, the average daily outstanding amount was $295.4 million with a high of $380.0 million and a low of $180.5 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2019, on outstanding Credit Agreement borrowings as of September 30, 2019, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average daily	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	outstanding debt	100 bps	50 bps
$(950)	$(475)	$380,000	$950	$475

*	Underlying interest rate was 5.47% as of September 30, 2019.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At September 30, 2019, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a gain of $0.6 million and a loss of $0.3 million for the three months ended September 30, 2019, and 2018, respectively.

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

Changes in Internal Control over Financial Reporting

On July 1, 2019, we adopted the new FASB lease standard ASC 842, which required us to change our accounting for leases. To facilitate accounting and reporting requirements related to ASC 842, we have implemented a software application for real estate and equipment lease accounting and made applicable changes to our internal controls over financial reporting around lease accounting & disclosure. In addition, we are in process of implementing a new application around revenue recognition, which is expected to go live in second quarter of fiscal 2020. This implementation would result into changes to our internal controls around revenue recognition starting second quarter of fiscal 2020.

Other than the changes discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) during the September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition to facilitate its adoption on July 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of this new standard.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and Note 10 to our Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2019, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

4.7	Amendment No. 7 to the Amended and Restated Rights Agreement effective May 31, 2019.	10-K	8/29/2019	4.7

10.47

Credit Agreement, dated as of August  9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	8/9/2019	(b)(2)

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

October 31, 2019