Form 10-Q
period 2019-12-31
EXTREME NETWORKS INC
filed 2020-01-30
CIK 1078271

262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 24, 2020, the registrant had 118,507,258 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2019

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash	$140,414	$169,607
Accounts receivable, net of allowance for doubtful accounts of $1,083 and $1,054 respectively	159,790	174,414
Inventories	79,664	63,589
Prepaid expenses and other current assets	37,744	34,379
Total current assets	417,612	441,989
Property and equipment, net	67,938	73,554
Operating lease right-of-use assets, net	57,194	-
Intangible assets, net	86,740	51,112
Goodwill	330,184	138,577
Other assets	54,985	51,642
Total assets	$1,014,653	$756,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,186 and $489, respectively	$16,814	$9,011
Accounts payable	65,995	65,704
Accrued compensation and benefits	55,718	51,625
Accrued warranty	16,209	14,779
Current portion of operating lease liabilities	17,921	-
Current portion of deferred revenue	180,935	144,230
Other accrued liabilities	69,365	70,680
Total current liabilities	422,957	356,029
Deferred revenue, less current portion	96,902	59,012
Long-term debt, less current portion, net of unamortized debt issuance costs of $7,334 and $1,261, respectively	348,916	169,739
Operating lease liabilities, less current portion	58,598	-
Deferred income taxes	2,114	1,957
Other long-term liabilities	34,239	54,150
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 124,616 and 121,538 shares issued, respectively; 118,400 and 119,172 shares outstanding, respectively	125	122
Additional paid-in-capital	1,008,176	986,772
Accumulated other comprehensive loss	(2,485)	(2,473)
Accumulated deficit	(914,710)	(853,434)
Treasury stock at cost: 6,216 and 2,366 shares, respectively	(40,179)	(15,000)
Total stockholders’ equity	50,927	115,987
Total liabilities and stockholders’ equity	$1,014,653	$756,874

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net revenues:
Product	$190,492	$189,567	$375,626	$367,287
Service	76,980	63,113	147,352	125,279
Total net revenues	267,472	252,680	522,978	492,566
Cost of revenues:
Product	91,387	86,487	182,778	170,030
Service	27,414	24,894	54,286	49,166
Total cost of revenues	118,801	111,381	237,064	219,196
Gross profit:
Product	99,105	103,080	192,848	197,257
Service	49,566	38,219	93,066	76,113
Total gross profit	148,671	141,299	285,914	273,370
Operating expenses:
Research and development	55,380	52,204	114,496	103,445
Sales and marketing	75,436	68,342	146,793	135,924
General and administrative	15,098	13,886	30,080	26,657
Acquisition and integration costs	8,994	67	24,919	2,613
Restructuring charges, net of reversals and impairment	6,622	474	12,759	1,282
Amortization of intangibles	2,377	1,575	4,307	3,716
Total operating expenses	163,907	136,548	333,354	273,637
Operating (loss) income	(15,236)	4,751	(47,440)	(267)
Interest income	477	643	1,144	1,037
Interest expense	(6,234)	(3,066)	(11,398)	(6,592)
Other (expense) income, net	(748)	(399)	(190)	88
(Loss) income before income taxes	(21,741)	1,929	(57,884)	(5,734)
Provision (benefit) for income taxes	1,797	(5,270)	3,392	(3,868)
Net (loss) income	$(23,538)	$7,199	$(61,276)	$(1,866)
Basic and diluted net (loss) income per share:
Net (loss) income per share - basic	$(0.20)	$0.06	$(0.51)	$(0.02)
Net (loss) income per share - diluted	$(0.20)	$0.06	$(0.51)	$(0.02)
Shares used in per share calculation - basic	119,555	117,544	119,891	117,456
Shares used in per share calculation - diluted	119,555	119,544	119,891	117,456

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net (loss) income	$(23,538)	$7,199	$(61,276)	$(1,866)
Other comprehensive (loss) income, net of tax:
Change in unrealized losses on available for sale securities	7	—	—	—
Net change in foreign currency translation adjustments	879	(28)	(12)	(525)
Other comprehensive income (loss), net of tax:	886	(28)	(12)	(525)
Total comprehensive (loss) income	$(22,652)	$7,171	$(61,288)	$(2,391)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands) (unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at September 30, 2018	118,270	$118	$956,356	$(2,697)	—	$—	$(836,646)	$117,131
Net income	—	—	—	—	—	—	7,199	7,199
Other comprehensive loss	—	—	—	(28)	—	—	—	(28)
Issuance of common stock from equity incentive plans, net of tax	819	1	(2,132)	—		—	—	(2,131)
Repurchase of stock	—	—	—	—	(2,366)	(15,000)	—	(15,000)
Share-based compensation	—	—	8,700	—	—	—	—	8,700
Balance at December 31, 2018	119,089	$119	$962,924	$(2,725)	(2,366)	$(15,000)	$(829,447)	$115,871

Balance at June 30, 2018	116,124	$116	$942,397	$(1,703)	—	$—	$(828,078)	$112,732
Cumulative effect of adopting ASU 2016-01	—	—	—	(497)	—	—	497	—
Net loss	—	—	—	—	—	—	(1,866)	(1,866)
Other comprehensive loss	—	—	—	(525)	—	—	—	(525)
Issuance of common stock from equity incentive plans, net of tax	2,965	3	5,002	—	—	—	—	5,005
Repurchase of stock	—	—	—	—	(2,366)	(15,000)	—	(15,000)
Share-based compensation	—	—	15,525	—	—	—	—	15,525
Balance at December 31, 2018	119,089	$119	$962,924	$(2,725)	(2,366)	$(15,000)	$(829,447)	$115,871

Balance at September 30, 2019	123,864	$124	$1,003,268	$(3,371)	(2,366)	$(15,000)	$(891,172)	$93,849
Net loss	—	—	—	—	—	—	(23,538)	(23,538)
Other comprehensive loss	—	—	—	886	—	—	—	886
Issuance of common stock from equity incentive plans, net of tax	752	1	(1,229)	—	—	—	—	(1,228)
Equity forward contract	—	—	(4,821)	—	—	—	—	(4,821)
Repurchase of stock	—	—	—	—	(3,850)	(25,179)	—	(25,179)
Share-based compensation	—	—	10,958	—	—	—	—	10,958
Balance at December 31, 2019	124,616	$125	$1,008,176	$(2,485)	(6,216)	$(40,179)	$(914,710)	$50,927

Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(61,276)	(61,276)
Other comprehensive loss	—	—	—	(12)	—	—	—	(12)
Issuance of common stock from equity incentive plans, net of tax	3,078	3	2,903	—	—	—	—	2,906
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Equity forward contract	—	—	(4,821)	—	—	—	—	(4,821)
Repurchase of stock	—	—	—	—	(3,850)	(25,179)	—	(25,179)
Share-based compensation	—	—	19,792	—	—	—	—	19,792
Balance at December 31, 2019	124,616	$125	$1,008,176	$(2,485)	(6,216)	$(40,179)	$(914,710)	$50,927

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(61,276)	$(1,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,251	13,476
Amortization of intangible assets	17,772	13,552
Reduction in carrying amount of right-of-use asset	8,477	—
Provision for doubtful accounts	626	861
Share-based compensation	19,792	15,525
Deferred income taxes	801	(6,516)
Non-cash restructuring and impairment charges	7,622	—
Unrealized/realized gain on equity investment	—	274
Non-cash interest expense	1,982	1,532
Other	735	(344)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	25,751	66,568
Inventories	3,157	5,570
Prepaid expenses and other assets	(274)	(12,390)
Accounts payable	(9,070)	(40,050)
Accrued compensation and benefits	(3,036)	(3,851)
Operating lease liabilities	(9,051)	—
Deferred revenue	6,181	11,568
Other current and long-term liabilities	(2,529)	(2,298)
Net cash provided by operating activities	21,911	61,611
Cash flows from investing activities:
Capital expenditures	(9,438)	(11,140)
Business acquisitions, net of cash acquired	(219,458)	—
Maturities and sales of investments	45,249	727
Net cash used in investing activities	(183,647)	(10,413)
Cash flows from financing activities:
Borrowings under Term Loan	199,500	—
Repayments of debt	(24,950)	(14,933)
Loan fees on borrowings	(10,514)	(545)
Equity forward contract	(4,821)	—
Repurchase of common stock	(25,179)	(15,000)
Proceeds from issuance of common stock, net of tax withholding	2,906	5,005
Payment of contingent consideration obligations	(2,000)	(3,856)
Deferred payments on an acquisition	(2,206)	(2,000)
Net cash provided by (used in) financing activities	132,736	(31,329)
Foreign currency effect on cash	(193)	(365)
Net (decrease) increase in cash	(29,193)	19,504

Cash at beginning of period	169,607	121,139
Cash at end of period	$140,414	$140,643

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2019. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for fiscal 2020 or any future periods.

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
2.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K, except for the adoption of the new lease guidance and related policies as discussed within these financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires the identification of arrangements that should be accounted for as leases by lessees and lessors, and key disclosure information about leasing arrangements. In general, for lease arrangements exceeding a twelve-month term, these arrangements are recognized as assets and liabilities on the balance sheet of the lessee. Under Topic 842, a right-of-use asset (“ROU”) and lease obligation are recorded for all leases, whether operating or financing, while the statement of operations will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of Topic 842 is calculated using the applicable incremental borrowing rate at the date of adoption. Topic 842 also requires lessors to classify leases as a sales-type, direct financing or operating lease.  A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all of the risks and benefits to the lessee and a third party, the lease is a direct financing lease.  All leases that are not sales-type or direct financing leases are operating leases. Substantially all of the Company’s leases continue to be classified as operating leases. In addition, Topic 842 was subsequently amended by ASU No 2018-10, Codification Improvements; ASU 2018-11, Targeted Improvements; ASU 2018-20 Narrow Scope Improvements; and ASU 2019-01 Codification Improvements.

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

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The new standard also provided practical expedients for ongoing accounting. The Company also elected the short-term lease recognition exemption for all leases that qualified. For those leases that qualified, existing short-term leases at the transition date and those entered into subsequent to the transition date, the Company did not recognize right-of-use assets or lease liabilities. In addition, the Company elected the practical expedient not to separate lease and non-lease components for leases except for the logistic services asset class and certain revenue subscription contracts where the Company leases its hardware products and provides maintenance and support over a service period which is recognized under ASC Topic 606. See Note 9, Leases, for additional information regarding the Company’s leases.

On July 1, 2019, the Company recognized ROU assets of approximately $64.6 million and corresponding lease liabilities of $79.5 million on the condensed consolidated balance sheets, which was based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

In December 2019, the FASB issued ASU 2019-12, Income taxes – Simplifying the Accounting for Income taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements. This guidance is effective for the Company beginning with its fiscal year 2022, beginning on July 1, 2021.

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

On December 31, 2019, the Company had $277.8 million of remaining performance obligations, which primarily comprised of deferred maintenance and SaaS revenue.  The Company expects to recognize approximately 42 percent of its deferred revenue as revenue in fiscal 2020, an additional 34 percent in fiscal 2021 and 24 percent of the balance thereafter.

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

Revenue recognized for the three months ended December 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each period was $67.2 million and $59.9 million, respectively. Revenue recognized for the six months ended December 31, 2019 and 2018 that was included in the deferred revenue balance at the beginning of each period was $90.9 million and $88.8 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $8.3 million and $6.5 million at December 31, 2019 and June 30, 2019, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended December 31, 2019 and 2018, was $1.5 million and $0.7 million, respectively. Amortization recognized during the six months ended December 31, 2019 and 2018 was $3.0 million and $1.4 million, respectively. There was no impairment loss in relation to the costs capitalized.

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

Revenue by Category

The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	December 31, 2019			December 31, 2018
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$60,111	$61,622	$121,733	$44,141	$55,326	$99,467
Other	8,204	5,563	13,767	8,269	5,380	13,649
Total Americas	68,315	67,185	135,500	52,410	60,706	113,116
EMEA	64,717	44,257	108,974	79,876	32,773	112,649
APAC	6,007	16,991	22,998	4,767	22,148	26,915
Total net revenues	$139,039	$128,433	$267,472	$137,053	$115,627	$252,680

	Six Months Ended
	December 31, 2019			December 31, 2018
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$130,089	$123,967	$254,056	$100,883	$115,262	$216,145
Other	12,219	10,562	22,781	12,762	10,904	23,666
Total Americas	142,308	134,529	276,837	113,645	126,166	239,811
EMEA	123,846	73,891	197,737	141,207	63,611	204,818
APAC:	15,120	33,284	48,404	7,116	40,821	47,937
Total net revenues	$281,274	$241,704	$522,978	$261,968	$230,598	$492,566

Included in the above amounts are $2.3 million and $4.7 million of leasing revenue for the three and six months ended December 31, 2019, respectively. Included in the above amounts are $3.2 million and $5.9 million of leasing revenue for the three and six months ended December 31, 2018, respectively.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Tech Data Corporation	14%	22%	15%	19%
Jenne Corporation	18%	12%	16%	12%
Westcon Group Inc.	15%	15%	13%	14%

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	December 31, 2019	June 30, 2019
Tech Data Corporation	20%	12%
Jenne Corporation	23%	35%

4.	Business Combination

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

The Acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Aerohive have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets.  The purchase price was preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The final purchase price allocation is pending the finalization of valuations including intangible assets, goodwill and income tax assets and liabilities that are not able to be finalized yet, which may result in an adjustment to the preliminary purchase price allocation.

The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the Acquisition Date. Inventories were valued at fair value using the net realizable value approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount the Company would be required to pay to a third party to assume the obligation. Valuations of the intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. The Company also continues to analyze the tax implications of the Acquisition and the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition.  Results of operations of Aerohive have been included in the operations of the Company beginning with the Acquisition Date.

The components of aggregate estimated purchase consideration are as follows (in thousands):

Estimated purchase consideration	August 9, 2019
Cash paid to acquire outstanding shares	$263,616
Replacement of stock-based awards	3,530
Aggregate estimated purchase consideration	$267,146

The preliminary purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands).

	Preliminary Allocation as of August 9, 2019	Adjustments		Allocation as of December 31, 2019
Cash and cash equivalents	$44,158	$—		$44,158
Short-term investments	45,148	—		45,148
Accounts receivable, net	11,753	—		11,753
Inventories	16,698	2,534	a	19,232
Prepaid expenses and other current assets	3,980	(56)	b	3,924
Property and equipment	2,185	179	c	2,364
Operating lease right-of-use assets	6,336	—		6,336
Other assets	2,195	—		2,195
Debt	(20,000)	—		(20,000)
Accounts payable	(9,737)	—		(9,737)
Accrued compensation and benefits	(7,129)	—		(7,129)
Accrued warranty	(570)	—		(570)
Other accrued liabilities	(1,960)	—		(1,960)
Operating lease liabilities	(4,752)	—		(4,752)
Deferred revenue	(68,415)	—		(68,415)
Other liabilities	(408)	—		(408)
Net tangible assets	19,482	2,657		22,139

Identifiable intangible assets	53,400	—		53,400
Goodwill	194,264	(2,657)	a,b,c	191,607
Total intangible assets acquired	247,664	(2,657)		245,007

Total net assets acquired	$267,146	$-		$267,146

The changes during the period in the table above include: a) adjustment of the fair value of inventories acquired, b) write-off of an asset with no future economic value as of the Acquisition Date, c) adjustment to the value of property and equipment as of the Acquisition Date at an international location.

The following table presents details of the identifiable intangible assets acquired as part of the Acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	4	$40,000
Backlog	1	400
Customer relationships	7	11,400
Trade names	1	1,600
Total identifiable intangible assets		$53,400

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

The results of operations of Aerohive are included in the accompanying condensed consolidated results of operations beginning August 9, 2019.  The Aerohive revenue for the three and six months ended December 31, 2019 was $41.9 million and $67.3 million, respectively, and was incorporated into the revenue of the Company. Certain associated expenses of Aerohive were incorporated with the results of operations of the Company and, therefore, stand-alone operating results are not available.

In the three and six months ended December 31, 2019, the Company incurred acquisition and integration related expenses of $9.0 million and $24.9 million, respectively, associated with the Acquisition. In the quarter ended September 30, 2019, this included a $6.8 million compensation charge for certain Aerohive Executive stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts. Other acquisition and integration costs consist primarily of professional fees for financial and legal advisory services and severance charges for terminated Aerohive employees.  Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the Acquisition had occurred as of July 1, 2018, the beginning of fiscal 2019, after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization of intangibles, acquisition and integration costs, interest income and expense and related tax effects.

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

The unaudited pro forma financial information for the three and six months ended December 31, 2019 combines the historical results for Extreme for the period, which include the results of Aerohive subsequent to the Acquisition Date, and Aerohive’s historical results up to the Acquisition Date.

Pro forma results of operations for the three and six months ended December 31, 2018 combines the historical results of operations for Extreme and for Aerohive.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net revenues	$268,367	$288,873	$536,045	$568,107
Net loss	$(5,031)	$(20,694)	$(28,847)	$(59,779)
Net loss per share - basic and diluted	$(0.04)	$(0.18)	$(0.24)	$(0.51)
Shares used in per share calculation - basic and diluted	119,555	117,544	119,891	117,456

5.	Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	December 31, 2019	June 30, 2019
Finished goods	$62,116	$49,492
Raw materials	17,548	14,097
Total Inventories	$79,664	$63,589

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31, 2019	June 30, 2019
Computers and equipment	$74,694	$72,309
Purchased software	32,199	29,126
Office equipment, furniture and fixtures	11,453	10,815
Leasehold improvements	52,499	51,245
Total property and equipment	170,845	163,495
Less: accumulated depreciation and amortization	(102,907)	(89,941)
Property and equipment, net	$67,938	$73,554

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Balance beginning of period	$15,988	$12,601	$14,779	$12,807
Warranties assumed due to acquisitions	—	—	570	—
New warranties issued	5,539	4,145	11,461	7,867
Warranty expenditures	(5,318)	(3,938)	(10,601)	(7,866)
Balance end of period	$16,209	$12,808	$16,209	$12,808

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

Other long-term liabilities

The following is a summary of long-term liabilities (in thousands):

	December 31, 2019	June 30, 2019
Acquisition related deferred payments, less current portion	$7,741	$9,604
Contingent consideration obligations, less current portion	930	2,688
Other contractual obligations, less current portion	22,529	26,261
Other	3,039	15,597
Total other long-term liabilities	$34,239	$54,150

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

The Company had one fair value item at December 31, 2019 and June 30, 2019, a level 3 acquisition-related contingent consideration obligation $4.2 million and $6.3 million, respectively.

Level 1 and 2 assets and liabilities:

The Company has no Level 1 or Level 2 assets or liabilities at December 31, 2019 or June 30, 2019. There were no transfers of assets or liabilities between levels for the periods presented. The fair value of the borrowings under the 2019 Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the recent establishment of the Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $375.3 million and $180.5 million as of December 31, 2019, and June 30, 2019, respectively.

Level 3 assets and liabilities:

At December 31, 2019 and June 30, 2019, the Company reflected one liability measured at fair value of $4.2 million and $6.3 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.  Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

Six Months Ended
December 31, 2019
Beginning balance	6,298
Payments	(2,206)
Accretion on discount	60
Ending balance	$4,152

There were no transfers of assets or liabilities between Level 2 and Level 3 during the three and six months ended December 31, 2019, or 2018. There were no impairments recorded for the three and six months ended December 31, 2019, or 2018.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains or losses recognized on the sale of investment securities were not significant for the three and six months ended December 31, 2019 or for the three and six months ended December 31, 2018.

7.	Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

December 31, 2019
Balance as of June 30, 2019	$138,577
Additions due to acquisition (see Note 4)	191,607
Balance at end of period	$330,184

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2019
Developed technology	2.8 years	$157,000	$90,673	$66,327
Customer relationships	4.9 years	63,039	46,965	16,074
Backlog	— years	400	400	—
Trade names	1.6 years	10,700	7,034	3,666
License agreements	5.5 years	2,445	1,796	649
Other intangibles	0.1 years	1,382	1,358	24
Total intangibles, net		$234,966	$148,226	$86,740

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2019
Developed technology	2.4 years	$117,000	$77,449	$39,551
Customer relationships	2.0 years	51,639	44,410	7,229
Trade names	2.4 years	9,100	5,647	3,453
License agreements	5.4 years	2,445	1,661	784
Other intangibles	0.6 years	1,382	1,287	95
Total intangibles, net		$181,566	$130,454	$51,112

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Amortization in “Cost of revenues: Product”	$6,970	$4,904	$13,465	$9,836
Amortization of intangibles in "Operations"	2,377	1,575	4,307	3,716
Total amortization	$9,347	$6,479	$17,772	$13,552

The amortization expense that is recognized in “Cost of revenues: Product” is comprised of amortization for developed technology, license agreements and other intangibles.

8.	Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2019	June 30, 2019
Current portion of long-term debt:
Term Loan	$19,000	$9,500
Less: unamortized debt issuance costs	(2,186)	(489)
Current portion of long-term debt	$16,814	$9,011

Long-term debt, less current portion:
Term Loan	$356,250	$171,000
Less: unamortized debt issuance costs	(7,334)	(1,261)
Total long-term debt, less current portion	348,916	169,739
Total debt	$365,730	$178,750

In connection with the Acquisition as discussed in Note 4, on August 9, 2019, the Company entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among the Company, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders.

The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million (the “2019 Term Loan”) and a 5-year revolving loan facility in an aggregate principal amount of $75 million (the “2019 Revolving Facility”).  In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the proceeds to partially fund the Acquisition and for working capital and general corporate purposes.

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

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement.  The Company incurred $10.5 million of deferred financing costs in conjunction which this modification of the debt and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility.  The interest rate as of December 31, 2019 was 5.0%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.7 million and $0.2 million for the three months ended December 31, 2019 and 2018, and totaled $1.1 million and $0.3 million for the six months ended December 31, 2019 and 2018, respectively.

The Company had $60.3 million of availability under the 2019 Revolving Facility as of December 31, 2019.  The Company had $7.7 million of outstanding letters of credit as of December 31, 2019.

9.	Leases

Lessee Considerations

The Company lease certain facilities, equipment, and vehicles under operating leases that expire on various dates through fiscal 2028. Its leases generally have terms that range from one year to nine years for its facilities, one year to five years for equipment, and one year to five years for vehicles. Some of its leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or right-of-use (ROU) asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate because the rate implicit in the leases are not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Operating lease assets also included a reclassification for previous asset impairments and associated restructuring liabilities, deferred rent, lease incentives and initial direct costs which reduced the operating lease ROU assets as of July 1, 2019.

Some operating leases contain lease and non-lease components. Certain lease contracts include fixed payments for services, such as operations, maintenance, or other services. The Company has elected to account for fixed lease and non-lease components as a single lease component except for the logistic service asset class. Cash payments made for non-lease costs and variable lease costs are not included in the measurement of operating lease assets and liabilities and are recognized in the Company’s condensed consolidated statements of operations as incurred. Some lease terms include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless it is reasonably certain that it will exercise that option. The Company’s lease agreements do not contain any residual value guarantees.

Activity and other information relating to operating leases is as follows (in thousands except for lease term and discount rate):

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease costs	$5,002	$10,003
Cash paid for amounts included in the measurement of operating liabilities	5,346	10,831
ROU assets obtained for new lease obligations	1,357	1,422
ROU assets obtained from Aerohive business combination	-	6,336

December 31, 2019
Weighted average remaining lease term (in years)	4.7
Weighted Average Discount Rate	4.5%

Short-term lease expense for the three and six months ended December 31, 2019 was not material.

The maturities of the Company’s operating lease liabilities as of December 31, 2019 by fiscal year are as follows:

Operating Leases (in thousands)
2020 (remaining six months)	$10,534
2021	20,298
2022	19,486
2023	15,767
2024	6,370
Thereafter	12,505
Total future minimum lease payments	84,960
Less amount representing interest	8,441
Total operating lease liabilities	$76,519
Operating lease liabilities, current	$17,921
Operating lease liabilities, non-current	$58,598

As of June 30, 2019, the minimum future rentals on non-cancellable operating leases by fiscal year, based on the previous accounting standard, were as follows:

Operating Leases (in thousands)
2020	$22,733
2021	21,174
2022	20,680
2023	17,828
2024	5,976
Thereafter	16,287
Total lease payments	$104,678

Sublease Considerations

The Company currently is a sublessor on several operating facility subleases that expire on various dates through fiscal 2023. The subleases have terms from 5 to 6 years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. These operating subleases include only lease components. Included in lease expense, the Company had $0.6 million and $1.2 million of sublease income for the three and six months ended December 31, 2019, respectively.

Lessor Considerations

Although most of the Company’s revenue from its hardware business comes from sales of hardware, the Company also sells subscription contracts which contain both operating lease and non-lease components. These leases range in duration generally up to three years with payments generally collected in equal quarterly installments and include 60-day termination rights by either party. For the three months ended December 31, 2019 and 2018, $2.3 million and $3.2 million are included in product revenue in the financial statements, respectively. For the six months ended December 31, 2019 and 2018, $4.7 million and $5.9 million are included in product revenue in the financial statements, respectively. There were no changes to the accounting treatment of these transactions from the adoption of ASC 842.

10.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2019, the Company had commitments to purchase $47.7 million of inventory and other services.

Legal Proceedings

The Company may from time to time be party to litigation arising in the course of its business, including, without limitation, allegations relating to commercial transactions, business relationships or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, and intellectual property in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

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

All currency conversions in this Legal Proceedings section are as of December 31, 2019.

Brazilian Tax Assessment Matter

On May 28, 2007, the Public Treasury Department of the State of Sao Paolo, Brazil (the “Tax Authority”) assessed the Company’s Brazilian subsidiary, Enterasys Networks do Brasil Ltda. (“Enterasys Brasil”), based on an alleged underpayment of taxes due to denial of presumed tax credits from 2003 to 2004 (the “ICMS Tax Assessment”).  The value of the disallowed presumed tax credits is BRL 3.4 million (USD $0.8 million), excluding interest and penalties.

On October 1, 2014, Enterasys Brasil filed a lawsuit in the 11th Public Treasury Court of the Sao Paolo State Court of Justice (Judiciary District of Sao Paolo) to overturn or reduce the ICMS Tax Assessment. A decision in 2017 would require Enterasys Brasil to pay a total of BRL 20.2 million (USD $5.0 million), which includes penalties, court costs, attorneys’ fees, and accrued interest as of December 1, 2019. Enterasys Brasil recorded an accrual of BRL 9.4 million (USD $2.3 million) as of the date the Company acquired Enterasys Networks. The Company has appealed the lower court’s decision.

On December 12, 2019, Enterasys Brasil participated in an amnesty program called the Programa Especial de Parcelamento offered by the Brazilian government to reach a resolution to this issue.  On December 18, 2019, Enterasys Brasil paid BRL 8.692 million (USD $2.2 million) to settle the ICMS Tax Assessment.  The Company will dismiss the pending appellate suit and has accrued for payment of the government’s legal fees of approximately BRL 0.632 million (USD $0.157 million).

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees.  In 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (IPR) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents. The PTAB has now invalidated all asserted claims of the ’296 patent and ’728 patent, and has found the challenged claims of the ’231 patent not invalid in view of the prior art asserted in the IPR instituted against that patent. The matter has been stayed and a status conference is set for March 17, 2020. The Company believes the claims are without merit and intends to defend them vigorously.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches equipped with the ExtremeXOS operating system.  Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  On May 3, 2018, Extreme Networks GmbH filed a separate nullity action in the Federal Patent Court in Munich, seeking to invalidate the asserted patents.  The District Court Düsseldorf held a hearing in this case on January 28, 2020 and a decision is expected in a few weeks.

On April 23, 2019, Orckit filed and extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of European Patent EP 3 068 077 B1 (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches.  Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit.  Extreme filed a nullity action with the German Federal Patent Court on or before that date, seeking to invalidate the asserted patent.  No hearing has been scheduled yet in this case, which was split from the original action involving the first patent in suit.

The Company believes that all claims in both cases are without merit and defends them vigorously.

Global Innovation Aggregators, LLC v. Extreme Networks, Inc.; Extreme Networks China Limited; Extreme Networks Technology (Beijing) Co., Ltd.; and Shenzhen Yingzhixiang Technology Co.

In January 2019, Global Innovation Aggregators, LLC (“GIA”) filed six patent infringement lawsuits against the Company and its Chinese and Hong Kong subsidiaries and Shenzhen Yingzhixiang Technology Co., Ltd. in Shenzhen Intermediate People’s Court in China. The six patents at issue are ZL200610168028.1 (“ZL ‘028.1”), ZL200510120823.9, ZL200410057124.X, ZL200410070933.4, ZL200510103486.2 (“ZL ‘486.2”), and ZL200610060686.9 (“ZL ‘686.9”) (collectively, the “Asserted Patents”). GIA has accused a number of Summit switching products of infringing the Asserted Patents. Each patent was asserted in a separate lawsuit.  The trial related to the ZL ‘4862 patent has been postponed, and the trials for the rest of the cases have not yet been scheduled. Extreme disputes GIA’s claims and intends to defend the matter vigorously.  Additionally, Extreme has filed invalidity challenges with the Chinese patent office to challenge the validity of each asserted patent.  Oral invalidity hearings were held in July and August 2019. The Chinese patent office has issued decisions maintaining the validity of the ZL ‘028.1 and ZL ‘486.2 patents, and Extreme has appealed these two rulings.  All the claims in ZL ‘686.9 have been fully invalidated.  Decisions have not yet been issued for the remaining three patents.

Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

Shenzhen Dunjun Technology Ltd. v. Aerohive Networks (Hangzhou) Ltd.; Aerohive Networks, Inc.; and Yunqing Information Technology (Shenzhen) Ltd.

On June 20, 2019, Shenzhen Dunjun Technology Ltd. (“Shenzhen Dunjun”) filed a patent infringement lawsuit against Aerohive Networks, Inc. (“Aerohive”), its Chinese subsidiary, and Yunqing Information Technology (Shenzhen) Ltd. in the Shenzhen Intermediate People’s Court in China.  The lawsuit alleges infringement of Chinese patent ZL02123502.3 and seeks damages of RMB 10.0 million (USD $1.4 million). The trial originally scheduled for November 15, 2019 has been postponed by the Court, pending the jurisdictional objections filed by Aerohive and has not yet been rescheduled.  The Court rejected the jurisdictional challenge, which Aerohive is appealing. The Company cannot estimate at this time the possible loss or range of loss that may result from this action.

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

The Company’s Board of Directors (the “Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 9, 2019, to extend the Restated Rights Plan through May 31, 2020, which was ratified by a majority of the stockholders of the Company at the November 7, 2019 shareholders meeting.

Equity Incentive Plan

The Board of Directors unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan to increase the maximum number of available shares by 7,000,000 shares.  The amendment was ratified by a majority of the stockholders at the Company’s annual meeting of stockholders held on November 7, 2019.

Common Stock Repurchases

On November 2, 2018, the Company announced the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock over a two-year period from the date of authorization. Purchases may be made from time to time through any means including, but not limited to, open market purchases and privately negotiated transactions.  A maximum of $35.0 million of the Company’s common stock may be repurchased in any calendar year.

In November 2019, the Company entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded in additional paid-in-capital as a forward contract in the Company’s common stock. The forward contract was settled on January 24, 2020 and the Company received an additional 381,505 shares of its common stock.

The following table summarizes stock award activity for the three and six months ended December 31, 2019 and 2018.

	Three and Six Months Ended
	December 31, 2019	December 31, 2018
Total number of shares repurchased	3,850	2,366
Average price paid per share	$6.54	$6.34
Dollar value of shares repurchased	$25,179	$15,000
Dollar value of shares that may yet be repurchased under program	$19,821	$45,000

12.	Employee Benefit Plans

Shares reserved for issuance

The Company had reserved for issuance for the periods noted (in thousands):

	December 31, 2019	June 30, 2019
2013 Equity Incentive Plan shares available for grant	10,435	8,462
Employee stock options and awards outstanding	13,541	10,455
2014 Employee Stock Purchase Plan	8,862	10,085
Total shares reserved for issuance	32,838	29,002

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the "Aerohive Plan").  Stock awards outstanding under the Aerohive Plan were converted into awards for Extreme shares as of the Acquisition Date at a predetermined rate pursuant to the Merger Agreement. As of December 31, 2019, total awards to acquire 1,147,232 shares of Extreme common stock were outstanding under the Aerohive Plan. If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

Share-based compensation expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cost of product revenue	$402	$217	$652	$395
Cost of service revenue	505	677	852	1,022
Research and development	3,260	2,797	5,695	5,139
Sales and marketing	3,511	2,983	7,230	5,342
General and administrative	2,801	2,026	4,884	3,627
Integration costs	479	—	479	—
Total share-based compensation expense	$10,958	$8,700	$19,792	$15,525

During the three and six months ended December 31, 2019, and 2018, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

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

The following table summarizes stock award activity for the six months ended December 31, 2019 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2019	7,736	$7.67
Granted	6,017	6.86
Released	(2,474)	7.08
Cancelled	(890)	7.08
Non-vested stock awards outstanding at December 31, 2019	10,389	$7.39	$76,570
Vested and expected to vest at December 31, 2019	9,729	$7.30	$71,705

The following table summarizes stock option activity for the six months ended December 31, 2019 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	2,719	$4.61	3.26	$5,070
Granted	637	6.70
Exercised	(181)	4.55
Cancelled	(23)	4.75
Options outstanding at December 31, 2019	3,152	$5.03	3.66	$7,374
Vested and expected to vest at December 31, 2019	3,152	$5.03	3.66	$7,374
Exercisable at December 31, 2019	1,735	$3.80	1.65	$6,194

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

The RSUs granted during the six months ended December 31, 2019 vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company. These RSUs included 566,038 RSUs to named executive officers and directors.

During fiscal 2019 and 2018, the Company approved the grant of 0.6 million shares of stock awards each year in the form of PSU’s to named executive officers and other vice president level employees. These PSUs would be considered earned once the Company’s U.S. GAAP earnings aggregates at least $0.20 per share over two consecutive quarters (the “Performance Thresholds”). During the second quarter of fiscal 2020, the compensation committee of the Board of Directors modified the Performance Thresholds of $0.20 earnings per share over two consecutive quarters for PSUs issued in fiscal 2019 and 2018, to $0.09 earnings per share over two consecutive quarters. Upon satisfying the Performance Thresholds, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter will vest on the same schedule as the RSUs, subject to continued service to the Company.  If the Performance Thresholds is not met by the third anniversary of the grant date for each award, that award is canceled.  During the six months ended December 31, 2019, the 2019 and 2018 Performance Thresholds for outstanding performance awards were not achieved.

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

There were 1,233,434 and 1,280,708 shares issued under the ESPP during the six months ended December 31, 2019 and 2018, respectively. The following assumptions were used to calculate the fair value of shares granted under the ESPP during the following periods:

	Employee Stock Purchase Plan
	Six Months Ended
	December 31, 2019	December 31, 2018
Expected life	0.5 years	0.5 years
Risk-free interest rate	1.85%	2.20%
Volatility	43%	63%
Dividend yield	—%	—%

The weighted-average fair value of shares granted under the ESPP during the six months ended December 31, 2019 and 2018 was $2.02 and $2.73, respectively.
13.	Information about Segments and Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment and related software. The Company conducts business globally and is managed geographically. Revenue is attributed to a geographical area based on the location of its customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, India, Australia and Japan. The Company’s chief operating decision maker, who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3 Net Revenues for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	December 31, 2019	June 30, 2019
Americas	$218,301	$136,035
EMEA	28,630	28,744
APAC	19,926	11,529
Total long-lived assets	$266,857	$176,308

14.	Restructuring Charges, net of reversals and impairment

 The Company recorded $6.6 million and $12.8 million of restructuring charges, net of reversals and impairments during the three and six months ended December 31, 2019, respectively.  The charges included facility related charges of $3.9 million and $7.9 million and severance and benefits charges of $2.7 million and $4.9 million for the three and six-month periods ended December 31, 2019, respectively.

During the first quarter of fiscal 2020, the Company continued its initiative to realign its operations by exiting a floor of its San Ignacio building in San Jose California and consolidating its workforce. Also, the Company exited additional space in its Salem New Hampshire facility, which includes general office and lab space. The Company has the intent and ability to sub-lease these facilities which it has ceased using and as such has considered estimated future sub-lease income based on its existing leases agreement, as well as the local real estate market conditions in measuring the amount of asset impairment. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.  For the three months ended September 30, 2019, the Company recorded restructuring charges of $3.9 million related to the exited facilities.

During the second quarter of fiscal 2020, the Company continued its initiative to realign its operations resulting from the acquisition of Aerohive and consolidating its workforce. The Company exited its facility in Milpitas, California which includes general office and lab space. The Company has the intent and ability to sub-lease these facilities which it has ceased using and as such has considered estimated future sub-lease income based on its existing leases agreement, as well as the local real estate market conditions in measuring the amount of asset impairment. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.  For the three months ended December 31, 2019, the Company recorded charges for the impairment of right-of-use-assets of $2.8 million, long-lived assets of $0.9 million, and other charges of $0.2 million related to the exited facilities.

Certain amounts have been reclassified from restructuring liabilities and have been recorded as a reduction to operating lease ROU assets as of July 1, 2019.

Restructuring liabilities related to severance and benefits obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets.  Total restructuring and related liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Total

Balance as of June 30, 2019	$1,764	$3,559	$5,323
Period charges	—	5,879	5,879
Period reversals	—	(1,005)	(1,005)
Reclassification to reduce operating lease assets	(1,764)	—	(1,764)
Period payments	—	(7,565)	(7,565)
Balance as of December 31, 2019	$—	$868	$868

15.	Income Taxes

For the three months ended December 31, 2019 and 2018, the Company recorded an income tax provision of $1.8 million and an income tax benefit of $5.3 million, respectively. For the six months ended December 31, 2019 and 2018, the Company recorded an income tax provision of $3.4 million and an income tax benefit of $3.9 million, respectively.

The income tax provisions for the three and six months ended December 31, 2019 and 2018, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business, and (4) state taxes in jurisdictions where the Company has no remaining state Net Operating Losses (“NOL’S”). In addition, the three and six months ended December 31, 2018 included tax benefits associated with the release of valuation allowance resulting from changes introduced by US tax reform as well as the release of a valuation allowance recorded against deferred tax assets in Australia. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and six months ended December 31, 2019 and 2018 , respectively and therefore may not reflect the annual effective tax rate.

In the first quarter of fiscal year ended June 30, 2019, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset at the time the transfer occurs.  Historically, GAAP has prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold outside the consolidated group.  Effective July 1, 2018, the Company adopted ASU 2016-16 on a modified retrospective basis which requires an adjustment of the cumulative-effect of the adoption to retained earnings.  The adjustment was immaterial to the financial statements and as such, no such adjustment was necessary.  As a result of adoption, the income tax consequences of future intra-entity transfer of assets will be recognized in earnings in each period rather than be deferred until the assets leave the consolidated group.  In the three months ended September 30, 2018, the Company recognized a deferred tax asset relating to a transfer of certain assets from the U.S. parent company to its wholly-owned Irish subsidiary of $3.7 million, which was fully offset by the establishment of a valuation allowance resulting in no impact to Company’s statement of operations.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends and the cyclical nature of its business represent sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as a portion of the deferred tax assets in Ireland.  These valuation allowance will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

On August 9, 2019, the Company completed its acquisition of Aerohive.  This acquisition will be treated as a non-taxable stock acquisition and therefore Extreme Networks will have carryover tax basis in the assets and liabilities acquired.

The Company had $25.8 million of unrecognized tax benefits as of December 31, 2019.  The future impact of the unrecognized tax benefit of $25.8 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses. The Company is not currently under audit in any material jurisdictions.

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

The following table presents the calculation of net (loss) income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	(23,538)	7,199	(61,276)	(1,866)

Weighted-average shares used in per share calculation - basic	119,555	117,544	119,891	117,456
Effect of potentially dilutive shares:
Options to purchase common stock	—	657	—	—
Restricted stock units	—	1,129	—	—
Employee Stock Purchase Plan shares	—	214	—	—
Weighted-average shares used in per share calculation - basic and diluted	119,555	119,544	119,891	117,456

Net loss per share - basic and diluted
Net income (loss) per share - basic	$(0.20)	$0.06	$(0.51)	$(0.02)
Net income (loss) per share - diluted	$(0.20)	$0.06	$(0.51)	$(0.02)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Options to purchase common stock	3,177	781	3,037	543
Restricted stock units	10,378	6,341	9,862	1,369
Employee Stock Purchase Plan shares	1,500	1,286	1,500	1,286
Total shares excluded	15,055	8,408	14,399	3,198

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the second quarter ended December 31, 2019, our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing cloud-driven networking solutions for enterprise, data center, and service provider customers. Providing a combined end-to-end solution from the IoT edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment and develops the software and cloud architecture for network management, policy, intelligence, analytics, security, and assurance.   We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999.  Our corporate headquarters are located in San Jose, California. We derive substantially all of our revenue from the sale of our networking equipment, software, and related maintenance contracts.

Extreme delivers software-driven solutions from the IoT edge to the cloud that are agile, adaptive, and secure to enable autonomous enterprises of the future. We recognize that every customer environment is unique with its own requirements, which may be industry-specific or site driven. We address these distinctions with our Extreme Elements architecture. Elements gives customers and partners the power to mix and match a broad array of software, hardware, and services (including third-party applications) to create a custom network that can be managed and automated from end-to-end and enabled with intelligence and assurance from the cloud. With this strategic asset in place, organizations have the foundation needed to drive both digital transformation and the outcomes impacting each one of us.

Our 100% in-sourced services and support are number one in the industry, and even as we increase the breadth of our portfolio and scale our organization, we remain nimble and responsive to ensure customer and partner success. We are relentless in our commitment to our over 50,000 customers around the world, including over half of the Fortune 50 and some of the world's leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, and manufacturing, and provide the building blocks that drive competitive advantage, accelerate innovation, and improve the human experience.

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

Improving the network experience for enterprises that increasingly require greater simplification at the edge or the access layer of the network to ensure business success and provide a secure, unified, wired / wireless infrastructure augmented and managed through a single plane of glass remains a key focus for Extreme. We enhanced our product portfolio in fiscal year 2019 with the launches of our suite of Wi-Fi 6 access points, ExtremeAI software solutions, and Defender for IoT to simplify IoT security. Enterprises have also migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties and are adopting new IT delivery models and applications that require fundamental network alterations and enhancements spanning from device access point to the network core.  In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments.

A trend affecting the enterprise network equipment market is the adoption of the cloud-managed enterprise WLAN in the enterprise market. We continued execution towards our strategic objectives by expanding our cloud portfolio with the acquisition of Aerohive Networks, Inc. (“Aerohive”) in August 2019. This acquisition enhances our cloud offering by adding a 3rd generation cloud with Machine Learning/Artificial Intelligence insights and analytics that we intend to expand to all the Extreme ElementsTM. This cloud-driven solution will be the only offering in the market that seamlessly integrates the Cloud with on premises infrastructures and spans from the IoT edge to the enterprise data center.

The Extreme Strategy

We are focused on delivering end-to-end networking and software solutions for today’s enterprise environments. From wireless and wired access technologies, through the campus, core, and into the datacenter, Extreme is developing solutions to deliver outstanding business outcomes for our customers. Leveraging a unified management approach, both on premises and in the cloud, we continue to accelerate adoption and delivery of new technologies in support of emerging trends in enterprise networking. We continue to execute on our growth objectives by maximizing customer, partner, and shareholder value.

In fiscal 2017, we completed the acquisition of the WLAN Business from Zebra. In fiscal 2018, we completed the acquisitions of the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In August 2019, we acquired the entire Cloud Networking portfolio from Aerohive. These acquisitions support our growth strategy to lead the enterprise network equipment market with end-to-end software-driven cloud and on-premises solutions for enterprise customers from the data center to the wireless edge.  After the closing of the acquisitions of the Campus Fabric Business and Data Center Business, Extreme immediately became a networking industry leader with more than 30,000 customers. In addition, the acquisition of Aerohive brought us another 20,000+ customers and solidify our position as the third ranked networking vendor in the United States and the second ranked cloud networking provider globally.  As a network switching leader in enterprise, datacenter, and cloud, we combine and extend our world-class products and technologies to provide customers with some of the most advanced, high performance and open solutions in the market as well as a superb overall customer experience.  The combination of all the Extreme ElementsTM is significant in that it brings together distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center to offer a complete, unified portfolio of cloud-driven network access solutions.

Provider of high quality, cloud-driven, secure networking solutions and the industry’s #1 customer support organization

•	Only end-to-end cloud-driven networking vendor with management, intelligence, and assurance values built into every solution.
•	Delivering new releases of next generation portfolio Elements organically and through acquisition.

Key elements of our strategy include:

•

Focus on being nimble and responsive to customers and partners. We work with our customers to deliver cloud-driven solutions from the IoT edge to the cloud that are agile, adaptive, and secure to enable digital transformation for our customers. We help our customers move beyond just “keeping the lights on”, so they can think strategically and innovate. By allowing customers to access critical decision-making intelligence, we are able reduce their daily tactical work, so they can spend their time on learning and understanding how to innovate their business with IT.

•

Provide the industry’s first and only 3rd generation end-to-end cloud architecture.  Cloud technologies have evolved significantly over the past decade, from monolithic software images hosted remotely to microservices providing machine learning insights continuous integration and delivery of new features. We deliver unrivaled innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the IoT edge to the enterprise data center.

•

Enable a common fabric to simplify and automate the network.  Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be turned up faster, with lower likelihood of error.  They make the underlying network much easier to design, implement, manage and troubleshoot.

•

Cloud-driven networking services-led solutions. Our cloud-driven solutions provide visibility, control and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points, WLAN controllers, routers, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed and controlled from a single pane of glass on premises or from the cloud.

•

Offer customers choice – cloud or on-premises. We leverage cloud where it makes sense for our customers and provide on premises solutions where customers need it and have a solution for those that want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what’s going on across the network and applications in real time – who, when, and what is connected to the network, which is critical for BYOD and IoT.

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

•

Extend switching and routing technology leadership.  Our technological leadership is based on innovative switching, routing and wireless products, the depth and focus of our market experience and our operating systems - the software that runs on all of our networking products.  Our products reduce operating expenses for our customers and enable a more flexible and dynamic network environment that will help them meet the upcoming demands of IoT, mobile, and cloud, etc. Furthermore, our network operating systems, our primary merchant silicon vendor Broadcom, and select manufacturing partners permit us to leverage our engineering investment. We have invested in engineering resources to create leading-edge technologies to increase the performance and functionality of our products, and as a direct result, the value of our solution to our current and future customers. We look for maximum synergies from our engineering investment in our targeted verticals.

•

Expand Wi-Fi technology leadership.  Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The increase in demand being seen today, fueled by more users with multiple devices, increases the expectation that everything will just work. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console.  We are at a technology inflection point with the pending migration from Wi-Fi 5 solutions to Wi-Fi 6 (802.11ax), focused on providing more efficient access to the broad array of connected devices. We have the industry’s broadest Wi-Fi 6 wireless portfolio providing intelligence for the wired/wireless edge and enhanced by our 3rd generation cloud architecture with machine learning and AI-driven insights.

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

•

Cloud-driven networking solutions for the enterprise. We are a cloud-driven networking solution company focused on the enterprise. We focus our R&D team and our sales teams to execute against a refined set of requirements for optimized return on investment, faster innovation, and clearer focus on mega trends and changes in the industry. As a cloud-driven networking company, we offer solutions for the entire enterprise network, the data center, the campus, the core and the WLAN.

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

•

Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to both provide increased and enhanced routes to market, but also to collaboratively develop unique solutions. We announced this in the second quarter of fiscal year ended June 30, 2020 that we were selected by Broadcom, the industry’s largest merchant silicon provider, as their preferred choice for enterprise campus deployments. As a Broadcom preferred provider for enterprise campus networking solutions, Extreme will give enterprise customers and partners powerful security, segmentation, resiliency, policy, telemetry, and performance advantages as they pursue cloud-driven digital transformation with the industry's most simple, secure, and intelligent campus architecture.

We seek to differentiate ourselves in the market by delivering a value proposition based on a software-driven approach to network management, control and analytics.

Our key points of differentiation include:

•

Extreme ElementsTM Extreme Elements are the building blocks that enable the creation of an Autonomous Network to deliver the positive outcomes important to customer organizations, including those in education, healthcare, retail, manufacturing, transportation and logistics, and government. Combining architecture, automation, and artificial intelligence, Extreme Elements enable customers to get what they need, when and where they need it.

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

Key Financial Metrics

During the second quarter of fiscal 2020, we achieved the following results:

•	Net revenues of $267.5 million compared to $252.7 million in the second quarter of fiscal 2019.
•	Product revenue of $190.5 million compared to $189.6 million in the second quarter of fiscal 2019.
•	Service revenue of $77.0 million compared to $63.1 million in the second quarter of fiscal 2019.
•	Total gross margin of 55.6% of net revenues compared to 55.9% of net revenues in the second quarter of fiscal 2019.
•	Operating loss of $15.2 million compared to operating income of $4.8 million in the second quarter of fiscal 2019.
•	Net loss of $23.5 million compared to net income of $7.2 million in the second quarter of fiscal 2019.

During the first six months of fiscal 2020, we reflected the following results:

•

Cash flow provided by operating activities of $21.9 million compared to cash flow provided by operating activities of $61.6 million in the six months ended December 31, 2018.  Cash of $140.4 million compared to $169.6 million as of June 30, 2019.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2019	December 31, 2018	$ Change	% Change	December 31, 2019	December 31, 2018	$ Change	% Change
Net Revenues:
Product	$190,492	$189,567	$925	0.5%	$375,626	$367,287	$8,339	2.3%
Percentage of net revenue	71.2%	75.0%			71.8%	74.6%
Service	76,980	63,113	13,867	22.0%	147,352	125,279	22,073	17.6%
Percentage of net revenue	28.8%	25.0%			28.2%	25.4%
Total net revenues	$267,472	$252,680	$14,792	5.9%	$522,978	$492,566	$30,412	6.2%

Product revenue increased $0.9 million or 0.5% for the three months ended December 31, 2019, as compared to the corresponding period of fiscal 2019. Product revenue increased $8.3 million or 2.3% for the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019. The increases in product revenues was attributable to growth related to the acquisition of Aerohive offset by lower legacy revenue.

Service revenue increased $13.9 million, or 22.0% for the three months ended December 31, 2019.  Service revenue increased $22.1 million, or 17.6% for the six months ended December 31, 2019. The increase in service revenues was attributable to growth related to the acquisition of Aerohive, as well as higher legacy maintenance revenue.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2019	December 31, 2018	$ Change	% Change	December 31, 2019	December 31, 2018	$ Change	% Change
Gross profit:
Product	$99,105	$103,080	$(3,975)	(3.9)%	$192,848	$197,257	$(4,409)	(2.2)%
Percentage of product revenue	52.0%	54.4%			51.3%	53.7%
Service	49,566	38,219	11,347	29.7%	93,066	76,113	16,953	22.3%
Percentage of service revenue	64.4%	60.6%			63.2%	60.8%
Total gross profit	$148,671	$141,299	$7,372	5.2%	$285,914	$273,370	$12,544	4.6%
Percentage of net revenues	55.6%	55.9%			54.7%	55.5%

Product gross profit decreased $4.0 million or 3.9% for the three months ended December 31, 2019, as compared to the corresponding period in fiscal 2019. The decrease in product gross profit was primarily due to the expensing of the fair value step-up of inventories acquired from Aerohive of $3.4 million, higher distribution charges of $1.7 million and higher amortization of intangible assets of $1.2 million.  This was offset by gross profit from higher revenues and more favorable manufacturing costs due to cost reduction efforts.

Product gross profit decreased $4.4 million or 2.2% for the six months ended December 31, 2019, as compared to the corresponding period in fiscal 2019. The decrease in product gross profit was primarily due to the expensing of the fair value step-up of inventories acquired from Aerohive of $7.3 million, higher excess and obsolete inventory charges of $3.5 million, higher amortization of intangible assets of $2.2 million and higher distribution costs of $1.1 million.  This was partially offset by gross profit from higher revenues and more favorable manufacturing costs due to cost reduction efforts.

Service gross profit increased $11.3 million and $17.0 million or 29.7% and 22.3% for the three and six months ended December 31, 2019. The increases were primarily due to a higher level of service revenues related to the acquisition of the Aerohive, partially offset by higher service material costs and personnel costs due to increased headcount to support acquired contracts as well as amortization of intangible assets of $0.8 million and $1.4 million for the respective three and six-month periods ended December 31, 2019.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2019	December 31, 2018	$ Change	% Change	December 31, 2019	December 31, 2018	$ Change	% Change
Research and development	$55,380	$52,204	$3,176	6.1%	$114,496	$103,445	$11,051	10.7%
Sales and marketing	75,436	68,342	7,094	10.4%	146,793	135,924	10,869	8.0%
General and administrative	15,098	13,886	1,212	8.7%	30,080	26,657	3,423	12.8%
Acquisition and integration costs	8,994	67	8,927	*	24,919	2,613	22,306	853.7%
Restructuring charges, net of reversals and impairment	6,622	474	6,148	1,297.0%	12,759	1,282	11,477	895.2%
Amortization of intangibles	2,377	1,575	802	50.9%	4,307	3,716	591	15.9%
Total operating expenses	$163,907	$136,548	$27,359	20.0%	$333,354	$273,637	$59,717	21.8%

* Not meaningful.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $3.2 million or 6.1% for the three months ended December 31, 2019, as compared to the corresponding period of fiscal 2019 primarily due to the acquisition of Aerohive.  The increase in research and development expenses was due to $1.3 million of increased salary and compensation costs, $1.8 million increased costs related to equipment, supplies and third-party design and engineering collaboration charges, $0.1 million of increased professional and contractor fees, $0.3 million in increased facility and information technology costs partially offset by a $0.3 million reduction in other operating costs.

Research and development expenses increased by $11.1 million or 10.7% for the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019 primarily due to the acquisition of Aerohive.  The increase in research and development expenses was due to $6.7 million of increased salary and compensation costs, $3.4 million of increased costs related to equipment, supplies and third-party design and engineering collaboration charges, $0.2 million of increased professional and contractor fees, a $0.6 million in increased facility and information technology costs, and $0.2 million increase in other operating costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $7.1 million or 10.4% for the three months ended December 31, 2019, as compared to the corresponding period of fiscal 2019 primarily due to the acquisition of Aerohive.  The increase was primarily due to $4.5 million of personnel costs, $0.7 million of professional fees and $0.9 million of increased facility and information technology costs, $0.4 million in travel and sales promotion costs and $0.6 million of software and equipment costs.

Sales and marketing expenses increased by $10.9 million or 8.0% for the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019 primarily due to the acquisition of Aerohive.  The increase was primarily due to $9.0 million of personnel costs, $1.9 million of professional fees and $1.6 million of increased facility and information technology costs, and $1.0 million of increased software and equipment costs partially offset by a $2.6 million reduction in travel and sales promotion costs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $1.2 million or 8.7% for the three months ended December 31, 2019, as compared to the corresponding period of fiscal 2019, primarily due to the acquisition of Aerohive. The increase in general and administrative expenses was primarily due to $0.6 million of increased personnel costs, $0.2 million in higher facility and information technology costs, $0.1 million in professional fees, and $0.3 million of insurance premiums.

General and administrative expenses increased by $3.4 million or 12.8% for the six months ended December 31, 2019, as compared to the corresponding period of fiscal 2019, primarily due to the acquisition of Aerohive. The increase in general and administrative expenses was primarily due to $1.7 million of increased personnel costs, $0.4 million in higher facility and information technology costs $0.8 million in professional fees and $0.5 million of insurance premiums.

Acquisition and Integration Costs

During the three and six months ended December 31, 2019, we incurred $9.0 million and $24.9 million, respectively of acquisition and integration costs including a $6.8 million compensation charge for certain Aerohive Executives’ stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts. Other acquisition and integration costs consist primarily of professional fees for financial and legal advisory services and severance charges for Aerohive employees.

During the three and six months ended December 31, 2018, we incurred $0.1 million and $2.6 million, respectively, of operating integration costs related to the acquisitions of the Campus Fabric and Data Center Businesses.

Restructuring Charges, Net of Reversals and Impairment

For the three months ended December 31, 2019 we recorded restructuring charges of $6.6 million. The charges consisted primarily of excess facility charges of $3.9 million for impairment of right-of-use assets related mainly to our Milpitas, California facilities.  Additionally, we continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and we recorded severance and benefits charges of $2.7 million.

For the six months ended December 31, 2019 we recorded restructuring charges of $12.8 million. The charges consisted primarily of excess facility charges of $7.9 million for impairment of right-of-use assets related to our Milpitas California, South San Jose California, and Salem New Hampshire facilities.  Additionally, we continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and we recorded severance and benefits charges of $4.9 million.

For the three and six months ended December 31, 2018, we recorded restructuring charges of $0.5 million and $1.3 million, respectively, associated with a reduction-in-force in the fourth quarter of fiscal 2018 and additional excess facility charges.

Amortization of Intangibles

During the three months ended December 31, 2019 and 2018, we recorded $2.4 million and $1.6 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The increase was mainly due to amortization of acquired intangibles from the Aerohive acquisition offset by lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

During the six months ended December 31, 2019 and 2018, we recorded $4.3 million and $3.7 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The increase was mainly due to amortization of acquired intangibles from the Aerohive acquisition offset by lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended December 31, 2019 and 2018, we recorded $6.2 million and $3.1 million, respectively, in interest expense.  The increase in interest expense was primarily driven by higher outstanding loan balances and other charges due to refinancing our Credit Agreement in August 2019.

During the six months ended December 31, 2019 and 2018, we recorded $11.4 million and $6.6 million, respectively, in interest expense.  The increase in interest expense was primarily driven by higher outstanding loan balances and other charges due to refinancing our Credit Agreement in August 2019.

Other Income (Expense), Net

During the three months ended December 31, 2019 and 2018, we recorded expense of $0.7 million and $0.4 million, respectively, in other income (expense), net. The change for the three months ended December 31, 2019 was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2019 and 2018, we recorded expense of $0.2 million and other income of $0.1 million, respectively, in other income (expense), net. The change for the six months ended December 31, 2019 was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2019 and 2018, we recorded an income tax provision of $1.8 million and tax benefit of $5.3 million, respectively. For the six months ended December 31, 2019 and 2018, we recorded an income tax provision of $3.4 million and tax benefit of $3.9 million, respectively.

The income tax provisions for the three and six months ended December 31, 2019, consisted primarily of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business, and (4) state taxes in jurisdictions where the Company has no remaining state Net Operating Losses. In addition, the three and six months ended December 31, 2018 included tax benefits associated with the release of valuation allowance resulting from changes introduced by US tax reform as well as the release of a valuation allowance recorded against deferred tax assets in Australia.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash and working capital (in thousands):

	December 31, 2019	June 30, 2019
Cash	$140,414	$169,607
Working capital (deficit)	$(5,345)	$85,960

As of December 31, 2019, our principal sources of liquidity consisted of cash of $140.4 million, accounts receivable, net of $159.8 million, and available borrowings from our five-year 2019 Revolving Facility of $60.3 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, repayments of debt and related interest and repurchases of common stock outstanding. We believe that our $140.4 million of cash at December 31, 2019 and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our principal uses of cash for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019.  Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. In November 2019, the Company entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded as a forward contract in the Company’s common stock. The forward contract was settled on January 24, 2020 and the Company received an additional 381,505 shares of its common stock.

In connection with the acquisition of Aerohive as discussed in Note 4 of the accompanying condensed consolidated financial statements included elsewhere in this Report, as of August 9, 2019, we amended the 2018 Credit Agreement and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million (“2019 Term Loan”) and a 5-year revolving loan facility in an aggregate principal amount of $75 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

Financial covenants under the 2019 Credit Agreement require us to maintain a minimum consolidated fixed charge and consolidated leverage ratio at the end of each fiscal quarter through maturity.  The 2019 Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets.  The 2019 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.  At December 31, 2019, we were in compliance with the covenants of the 2019 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Six Months Ended
	December 31, 2019	December 31, 2018
Net cash provided by operating activities	$21,911	$61,611
Net cash used in investing activities	(183,647)	(10,413)
Net cash provided by (used in) financing activities	132,736	(31,329)
Foreign currency effect on cash	(193)	(365)
Net (decrease) increase in cash	$(29,193)	$19,504

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2019, were $21.9 million, including our net loss of $61.3 million and non-cash expenses of $72.1 million for items such as amortization of intangibles, reduction in carrying amount of right-of-use asset, depreciation, restructuring, deferred income taxes and imputed interest.  Other sources of cash for the period included a decrease in accounts receivables and inventory and increases in deferred revenues. This was partially offset by decreases in accounts payable, accrued compensation, other current and long-term liabilities, and operating lease liabilities.

Cash flows provided by operations in the six months ended December 31, 2018 were $61.6 million, including our net loss of $1.9 million and non-cash expenses of $38.4 million for items such as amortization of intangibles, stock-based compensation, depreciation, deferred income taxes and imputed interest.  Other sources of cash for the period included a decrease in accounts receivables, inventories and increases in deferred revenues. This was partially offset by decreases in accounts payable, accrued compensation and other current and long-term liabilities, and increases in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2019 were $183.6 million, including $219.5 million for the acquisition of Aerohive (net of cash acquired), purchases of property and equipment of $9.4 million, which was partially offset by proceeds of $45.2 million related to the maturity and sales of short-term investments.

Cash flows used in investing activities in the six months ended December 31, 2018 were $10.4 million which consisted of purchases of property and equipment of $11.1 million and proceeds of $0.7 million related to the sale of investments.

Net Cash Provided by (Used in) Financing Activities

Cash flows provided by financing activities in the six months ended December 31, 2019 were $132.7 million due primarily to additional borrowings of $199.5 million under our 2019 Credit Agreement to partially fund our acquisition of Aerohive, $2.9 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”), the exercise of stock options and net of taxes paid on vested and released stock awards. This was partially offset by debt repayments of $25.0 million, assumed from the Aerohive acquisition, payment of loan fees of $10.5 million, contingent consideration of $2.0 million, and $2.2 million for deferred payments on acquisitions.

Cash flows provided by financing activities for the period also included repurchasing of our common shares valued at $25.2 million during the six months ended December 31, 2019, in accordance with our approved share repurchase plan. The share repurchases were executed through an accelerated share repurchase program, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share repurchases, and/or open market purchases. In addition, related to this transaction, there was an equity forward contract related to the Company’s stock of $4.8 million. As of December 31, 2019, we have $19.8 million available under our share repurchase plan. Our Credit Facility does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, as long as we are in compliance with our financial and non-financial covenants.

Cash flows used in financing activities in the six months ended December 31, 2018 were $31.3 million consisting of repayments of debt totaling $14.9 million, contingent consideration of $3.9 million, and $2.0 million for deferred payments on acquisitions.  This was partially offset by $5.0 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan, the exercise of stock options and net of taxes paid on vested and released stock awards. Cash flows used in financing activities for the period also included repurchasing of our common shares valued at $15.0 million during the six months ended December 31, 2018, in accordance with our approved share repurchase plan.

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the three months ended December 31, 2019, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, Indian Rupee and the EURO. Foreign currency effect on cash decreased in the three months ended December 31, 2018, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt obligations	$375,250	$19,000	$52,250	$304,000	$—
Interest on debt obligations	76,011	18,804	34,338	22,869	—
Unconditional purchase obligations	47,578	47,578	—	—	—
Contractual commitments	82,250	23,500	47,000	11,750	—
Lease payments on operating leases.	84,960	10,534	39,784	22,137	12,505
Deferred payments for an acquisition	13,000	4,000	8,000	1,000	—
Contingent consideration for an acquisition	4,152	2,367	1,695	90	—
Other liabilities	1,090	236	473	381	—
Total contractual cash obligations	$684,291	$126,019	$183,540	$362,227	$12,505

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

We did not have any material commitments for capital expenditures as of December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt. We usually invest our cash in investments with short maturities or with frequent interest reset terms. Accordingly, our interest income fluctuates with short-term market conditions.  As of December 31, 2019, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our 2019 Credit Agreement.  Our debt and 2019 Credit Agreement are described in the Note 8. Debt, of our Notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q.  At December 31, 2019, we had $375.3 million of debt outstanding, all of which was from our 2019 Credit Agreement.  During the quarter ended December 31, 2019, the average daily outstanding amount was $379.9 million with a high of $380.0 million and a low of $375.3 million.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2019, on outstanding Credit Agreement borrowings as of December 31, 2019, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Outstanding debt	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	as of December 31, 2019	100 bps	50 bps
$(938)	$(469)	$375,250	$938	$469

*	Underlying interest rate was 4.96% as of December 31, 2019.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At December 31, 2019, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a loss of $0.8 million and $0.6 million for the three months ended December 31, 2019 and 2018, respectively. Foreign currency transaction gains and losses from operations was a loss of $0.2 million and a loss of $0.2 million for the six months ended December 31, 2019 and 2018, respectively

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

On July 1, 2019, we adopted the new FASB lease standard ASC 842, which required us to change our accounting for leases. To facilitate accounting and reporting requirements related to ASC 842, we have implemented a software application for real estate and equipment lease accounting and made applicable changes to our internal controls over financial reporting around lease accounting and disclosure. In addition, we have implemented a new application around revenue recognition in second quarter of fiscal 2020 and made applicable changes to our internal controls as a result of this implementation.

Other than the changes discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2019, the Company entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded in additional paid-in-capital as a forward contract in the Company’s stock. The forward contract was settled on January 24, 2020 and the Company received an additional 381,505 shares of its common stock.

The following table provides stock repurchase activity during the three months ended December 31, 2019 (in thousands, except per share amounts).

	Total			Total Number of Shares	Approximate Dollar Value
	Number of	Average		Purchased as Part of	of Shares
	Shares	Price Paid		Publicly Announced	That May Yet Be Purchased
	Purchased	per Share		Plans or Programs	Under the Plans or Programs
Remaining shares available to repurchase (1)					$45,000
October 1, 2019 -October 31, 2019	—	$-		—	—
November 1, 2019 - November 30, 2019	3,850	6.54	(2)	3,850	25,179
December 1, 2019 - December 31, 2019	—	—		—	—
Total	3,850	$6.54	(2)	3,850	$19,821

(1)

On November 2, 2018, the Company announced that its Board of Directors had authorized management to repurchase up to $60.0 million of its common stock for two years from the date of authorization. Purchases may be made from time to time in the open market or in privately negotiated transactions, including accelerated share purchases. A maximum of $35.0 million of the Company’s common stock may be repurchased in any calendar year.

(2)

In November 2019, the Company entered into an accelerated share repurchase agreement (“the November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded in additional paid-in-capital as a forward contract in the Company’s common stock. The forward contract was settled on January 24, 2020 and the Company received an additional 381,505 shares of its common stock.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.48	Amended and Restated 2013 Equity Incentive Plan.	S-8	12/17/2019	99.1

10.49	Executive Vice President Severance Policy.				X

10.50	Separation Agreement for Robert Gault.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

January 30, 2020