Form 10-Q
period 2020-03-31
EXTREME NETWORKS INC
filed 2020-05-11
CIK 1078271

262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-25711

EXTREME NETWORKS, INC.

(Exact name of registrant as specified in its charter)

delaware	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

6480 Via Del Oro, San Jose, California	95119
[Address of principal executive office]	[Zip Code]

Registrant’s telephone number, including area code: (408) 579-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EXTR	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of May 5, 2020, the registrant had 120,209,507 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2020

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash	$196,350	$169,607
Accounts receivable, net of allowance for doubtful accounts of $1,686 and $1,054, respectively	96,212	174,414
Inventories	66,214	63,589
Prepaid expenses and other current assets	36,737	34,379
Total current assets	395,513	441,989
Property and equipment, net	62,961	73,554
Operating lease right-of-use assets, net	53,015	—
Intangible assets, net	77,152	51,112
Goodwill	331,084	138,577
Other assets	53,727	51,642
Total assets	$973,452	$756,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,181 and $489, respectively	$16,819	$9,011
Accounts payable	52,981	65,704
Accrued compensation and benefits	34,745	51,625
Accrued warranty	15,222	14,779
Current portion of operating lease liabilities	18,197	—
Current portion of deferred revenue	174,900	144,230
Other accrued liabilities	61,665	70,680
Total current liabilities	374,529	356,029
Deferred revenue, less current portion	96,799	59,012
Long-term debt, less current portion, net of unamortized debt issuance costs of $6,796 and $1,261, respectively	399,704	169,739
Operating lease liabilities, less current portion	53,855	—
Deferred income taxes	2,233	1,957
Other long-term liabilities	29,932	54,150
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 126,736 and 121,538 shares issued, respectively; 120,139 and 119,172 shares outstanding, respectively	127	122
Additional paid-in-capital	1,024,836	986,772
Accumulated other comprehensive loss	(6,388)	(2,473)
Accumulated deficit	(959,062)	(853,434)
Treasury stock at cost: 6,597 and 2,366 shares, respectively	(43,113)	(15,000)
Total stockholders’ equity	16,400	115,987
Total liabilities and stockholders’ equity	$973,452	$756,874

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net revenues:
Product	$136,547	$190,740	$512,173	$558,027
Service	72,972	60,124	220,324	185,403
Total net revenues	209,519	250,864	732,497	743,430
Cost of revenues:
Product	71,927	86,876	254,705	256,906
Service	26,257	25,069	80,543	74,235
Total cost of revenues	98,184	111,945	335,248	331,141
Gross profit:
Product	64,620	103,864	257,468	301,121
Service	46,715	35,055	139,781	111,168
Total gross profit	111,335	138,919	397,249	412,289
Operating expenses:
Research and development	50,577	52,081	165,073	155,526
Sales and marketing	70,132	72,321	216,925	208,245
General and administrative	15,119	15,479	45,199	42,136
Acquisition and integration costs	5,156	—	30,075	2,613
Restructuring charges, net of reversals and impairment	6,648	—	19,407	1,282
Amortization of intangibles	2,059	1,292	6,366	5,008
Total operating expenses	149,691	141,173	483,045	414,810
Operating loss	(38,356)	(2,254)	(85,796)	(2,521)
Interest income	222	628	1,366	1,665
Interest expense	(5,979)	(2,996)	(17,377)	(9,588)
Other income (expense), net	1,318	(433)	1,128	(345)
Loss before income taxes	(42,795)	(5,055)	(100,679)	(10,789)
Provision (benefit) for income taxes	1,557	1,877	4,949	(1,991)
Net loss	$(44,352)	$(6,932)	$(105,628)	$(8,798)
Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.37)	$(0.06)	$(0.88)	$(0.07)
Shares used in per share calculation - basic and diluted	119,162	117,944	119,648	117,619

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net loss	$(44,352)	$(6,932)	$(105,628)	$(8,798)
Other comprehensive (loss) income, net of tax:
Unrealized losses on derivative instruments - interest rate swaps	(958)	—	(958)	—
Net change in foreign currency translation adjustments	(2,945)	176	(2,957)	(349)
Other comprehensive income (loss), net of tax:	(3,903)	176	(3,915)	(349)
Total comprehensive loss	$(48,255)	$(6,756)	$(109,543)	$(9,147)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands) (unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at December 31, 2018	119,089	$119	$962,924	$(2,725)	(2,366)	$(15,000)	$(829,447)	$115,871
Net income	—	—	—	—	—	—	(6,932)	(6,932)
Other comprehensive loss	—	—	—	176	—	—	—	176
Issuance of common stock from equity incentive plans, net of tax	1,946	2	8,037	—	—	—	—	8,039
Share-based compensation	—	—	8,814	—	—	—	—	8,814
Balance at March 31, 2019	121,035	$121	$979,775	$(2,549)	(2,366)	$(15,000)	$(836,379)	$125,968

Balance at June 30, 2018	116,124	$116	$942,397	$(1,703)	—	$—	$(828,078)	$112,732
Cumulative effect of adopting ASU 2016-01	—	—	—	(497)	—	—	497	—
Net loss	—	—	—	—	—	—	(8,798)	(8,798)
Other comprehensive loss	—	—	—	(349)	—	—	—	(349)
Issuance of common stock from equity incentive plans, net of tax	4,911	5	13,039	—	—	—	—	13,044
Repurchase of stock	—	—	—	—	(2,366)	(15,000)	—	(15,000)
Share-based compensation	—	—	24,339	—	—	—	—	24,339
Balance at March 31, 2019	121,035	$121	$979,775	$(2,549)	(2,366)	$(15,000)	$(836,379)	$125,968

Balance at December 31, 2019	124,616	$125	$1,008,176	$(2,485)	(6,216)	$(40,179)	$(914,710)	$50,927
Net loss	—	—	—	—	—	—	(44,352)	(44,352)
Other comprehensive loss	—	—	—	(3,903)	—	—	—	(3,903)
Issuance of common stock from equity incentive plans, net of tax	2,120	2	6,583	—	—	—	—	6,585
Equity forward contract	—	—	4,821	—	—	—	—	4,821
Repurchase of stock	—	—	(1,887)	—	(381)	(2,934)	—	(4,821)
Share-based compensation	—	—	7,143	—	—	—	—	7,143
Balance at March 31, 2020	126,736	$127	$1,024,836	$(6,388)	(6,597)	$(43,113)	$(959,062)	$16,400

Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(105,628)	(105,628)
Other comprehensive loss	—	—	—	(3,915)	—	—	—	(3,915)
Issuance of common stock from equity incentive plans, net of tax	5,198	5	9,486	—	—	—	—	9,491
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Repurchase of stock	—	—	(1,887)	—	(4,231)	(28,113)	—	(30,000)
Share-based compensation	—	—	26,935	—	—	—	—	26,935
Balance at March 31, 2020	126,736	$127	$1,024,836	$(6,388)	(6,597)	$(43,113)	$(959,062)	$16,400

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(105,628)	$(8,798)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,719	20,026
Amortization of intangible assets	26,460	19,734
Reduction in carrying amount of right-of-use asset	12,469	—
Provision for doubtful accounts	1,267	1,369
Share-based compensation	26,935	24,339
Deferred income taxes	1,293	(6,030)
Non-cash restructuring and impairment charges	7,622	—
Non-cash interest expense	3,070	2,308
Other	(395)	15
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	88,688	69,328
Inventories	16,373	6,222
Prepaid expenses and other assets	438	(6,993)
Accounts payable	(21,530)	(26,348)
Accrued compensation and benefits	(24,009)	(17,502)
Operating lease liabilities	(13,222)	—
Deferred revenue	43	13,197
Other current and long-term liabilities	(14,532)	(11,365)
Net cash provided by operating activities	27,061	79,502
Cash flows from investing activities:
Capital expenditures	(12,630)	(16,181)
Business acquisitions, net of cash acquired	(219,458)	—
Maturities and sales of investments	45,249	727
Net cash used in investing activities	(186,839)	(15,454)
Cash flows from financing activities:
Borrowings under Revolving Facility	55,000	—
Borrowings under Term Loan	199,500	—
Repayments of debt	(29,767)	(17,403)
Loan fees on borrowings	(10,514)	(545)
Repurchase of common stock	(30,000)	(15,000)
Proceeds from issuance of common stock, net of tax withholding	9,491	13,044
Payment of contingent consideration obligations	(3,448)	(5,274)
Deferred payments on an acquisition	(3,000)	(3,000)
Net cash provided by (used in) financing activities	187,262	(28,178)
Foreign currency effect on cash	(741)	(196)
Net increase in cash	26,743	35,674

Cash at beginning of period	169,607	121,139
Cash at end of period	$196,350	$156,813

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2020. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for fiscal 2020 or any future periods.

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

The Company predominantly uses the United States Dollar as its functional currency.  The functional currency for certain of its foreign subsidiaries is the local currency.  For those subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated to United States Dollars at current month end rates of exchange and revenue and expenses are translated using the monthly average rate.

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
2.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K, except for the adoption of the new lease guidance, new derivatives and hedging guidance and related policies as discussed within these financial statements.

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

On July 1, 2019, the Company recognized ROU assets of $64.6 million and corresponding lease liabilities of $79.5 million on the condensed consolidated balance sheets, which was based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, in October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), which amends Topic 815 to add the overnight index swap (OIS) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. In addition, Topic 815 was subsequently amended by ASU 2019-04, Codification Improvements. These standards are effective for interim and annual reporting periods beginning after December 15, 2018. The standard was adopted on July 1, 2019 and did not have a material impact on the Company’s financial statements upon adoption. During the third quarter of fiscal 2020, the Company entered into interest rate swap agreements to manage its exposure to fluctuations of interest rates associated with its debt.  See Note 14, Derivatives and Hedging, for additional information.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), which allows the reclassification from Additional Other Comprehensive Income (“AOCI”) to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). The amount of the reclassification is the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances related to items remaining in AOCI. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The new standard is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the income tax rate in the Tax Reform Act are recognized. The standard was adopted on July 1, 2019 and did not have a material impact on the Company’s financial statements upon adoption.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective upon issuance and can be applied to applicable contract modifications through December 31, 2022. The Company elected to apply the amendments in this update to eligible hedging relationships existing as of January 1, 2020 or entered into during the three months ended March 31, 2020 in accordance with the transition options available. This guidance did not have any impact upon adoption. The Company will apply this guidance to transactions or modifications of these arrangements as appropriate through transition period.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added.  This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and related disclosures. This guidance is effective for the Company’s fiscal year 2021, beginning on July 1, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and related disclosures. This guidance is effective for the Company’s fiscal year 2021, beginning on July 1, 2020.

In December 2019, the FASB issued ASU 2019-12, Income taxes – Simplifying the Accounting for Income Taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year. The Company is currently evaluating the impact the new standard will have on its condensed consolidated financial statements and related disclosures. This guidance is effective for the Company’s fiscal year 2022, beginning on July 1, 2021.

3.Revenues

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

The Company’s performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of the Company’s product sales revenues are recognized at a point in time. Substantially all of the Company’s service and SaaS revenue is recognized over time. For revenue recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On March 31, 2020, the Company had $271.7 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenue.  The Company expects to recognize approximately 24 percent of its deferred revenue as revenue in fiscal 2020, an additional 46 percent in fiscal 2021 and 30 percent of the balance thereafter.

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

Revenue recognized for the three months ended March 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each period was $64.3 million and $54.8 million, respectively. Revenue recognized for the nine months ended March 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each period was $116.7 million and $110.8 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $7.4 million and $6.5 million at March 31, 2020 and June 30, 2019, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended March 31, 2020 and 2019, was $1.1 million and $0.8 million, respectively. Amortization recognized during the nine months ended March 31, 2020 and 2019 was $4.1 million and $2.2 million, respectively.

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

Revenue by Category

The following table sets forth the Company’s revenue disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	March 31, 2020			March 31, 2019
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$38,666	$56,391	$95,057	$72,071	$56,096	$128,167
Other	3,277	5,781	9,058	4,930	5,589	10,519
Total Americas	41,943	62,172	104,115	77,001	61,685	138,686
EMEA	49,979	33,630	83,609	48,834	35,076	83,910
APAC	3,242	18,553	21,795	4,850	23,418	28,268
Total net revenues	$95,164	$114,355	$209,519	$130,685	$120,179	$250,864

	Nine Months Ended
	March 31, 2020			March 31, 2019
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$168,755	$180,358	$349,113	$172,752	$171,359	$344,111
Other	15,496	16,343	31,839	17,893	16,494	34,387
Total Americas	184,251	196,701	380,952	190,645	187,853	378,498
EMEA	173,825	107,521	281,346	190,041	98,687	288,728
APAC	18,362	51,837	70,199	11,967	64,237	76,204
Total net revenues	$376,438	$356,059	$732,497	$392,653	$350,777	$743,430

Included in the above amounts are $2.2 million and $6.9 million of leasing revenue for the three and nine months ended March 31, 2020, respectively. Included in the above amounts are $2.7 million and $8.6 million of leasing revenue for the three and nine months ended March 31, 2019, respectively.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Tech Data Corporation	19%	14%	16%	17%
Jenne Corporation	*	21%	13%	15%
Westcon Group Inc.	19%	12%	14%	13%

* Less than 10% of net revenue.

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	March 31, 2020	June 30, 2019
Tech Data Corporation	11%	12%
Jenne Corporation	10%	35%
Westcon Group Inc.	14%	*

* Less than 10% of accounts receivable.
4.	Business Combination

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

The Acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Aerohive have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets.  The purchase price was preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The final purchase price allocation is pending the finalization of valuations including intangible assets, goodwill and income tax assets and liabilities that the Company is not able to finalize yet, which may result in an adjustment to the preliminary purchase price allocation.

The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the Acquisition Date. Inventories were valued at fair value using the net realizable value approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate that was considered appropriate. The resulting fair value approximates the amount the Company would be required to pay to a third party to assume the obligation. Intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. The Company also continues to analyze the tax implications of the Acquisition and the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition.  Results of operations of Aerohive have been included in the operations of the Company beginning with the Acquisition Date.

The components of aggregate purchase consideration are as follows (in thousands):

Estimated purchase consideration	August 9, 2019
Cash paid to acquire outstanding shares	$263,616
Replacement of stock-based awards	3,530
Aggregate estimated purchase consideration	$267,146

The preliminary purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands).

	Preliminary Allocation as of August 9, 2019	Adjustments		Allocation as of March 31, 2020
Cash and cash equivalents	$44,158	$—		$44,158
Short-term investments	45,148	—		45,148
Accounts receivable, net	11,753	—		11,753
Inventories	16,698	2,534	a	19,232
Prepaid expenses and other current assets	3,980	(56)	b	3,924
Property and equipment	2,185	179	c	2,364
Operating lease right-of-use assets	6,336	—		6,336
Other assets	2,195	—		2,195
Debt	(20,000)	—		(20,000)
Accounts payable	(9,737)	—		(9,737)
Accrued compensation and benefits	(7,129)	—		(7,129)
Accrued warranty	(570)	—		(570)
Other accrued liabilities	(1,960)	—		(1,960)
Operating lease liabilities	(4,752)	—		(4,752)
Deferred revenue	(68,415)	—		(68,415)
Other liabilities	(408)	—		(408)
Net tangible assets	19,482	2,657		22,139

Identifiable intangible assets	53,400	(900)	d	52,500
Goodwill	194,264	(1,757)	a,b,c,d	192,507
Total intangible assets acquired	247,664	(2,657)		245,007

Total net assets acquired	$267,146	—		$267,146

The changes during the period in the table above include: a) adjustment of the fair value of inventories acquired, b) write-off of an asset with no future economic value as of the Acquisition Date, c) adjustment to the value of property and equipment as of the Acquisition Date at an international location, and d) adjustment to the fair value of intangibles.

The following table presents details of the identifiable intangible assets acquired as part of the Acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	4	$39,100
Backlog	1	400
Customer relationships	7	11,400
Trade names	1	1,600
Total identifiable intangible assets		$52,500

The amortization for the developed technology and backlog is recorded in “Cost of revenues” for product and service and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying condensed consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of

Aerohive. The Company will not be entitled to amortization of the goodwill and intangible assets for tax purposes as the Acquisition is a nontaxable stock acquisition.

The results of operations of Aerohive are included in the accompanying condensed consolidated statements of operations beginning August 9, 2019.  The Aerohive revenue for the three and nine months ended March 31, 2020 was $27.0 million and $94.3 million, respectively, and was incorporated into the revenue of the Company. Certain associated expenses of Aerohive were incorporated with the results of operations of the Company and, therefore, stand-alone operating results are not available.

In the three and nine months ended March 31, 2020, the Company incurred acquisition and integration related expenses of $5.2 million and $30.1 million, respectively, associated with the Acquisition. In the quarter ended September 30, 2019, this included a $6.8 million compensation charge for certain Aerohive Executive stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts. Other acquisition and integration costs consist primarily of professional fees for financial and legal advisory services and severance charges for terminated Aerohive employees.  Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

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

The unaudited pro forma financial information for the three and nine months ended March 31, 2020 combines the historical results for Extreme for such periods, which include the results of Aerohive subsequent to the Acquisition Date, and Aerohive’s historical results up to the Acquisition Date.

Pro forma results of operations for the three and nine months ended March 31, 2019 combines the historical results of operations for Extreme and for Aerohive.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net revenues	$210,255	$282,229	$746,301	$850,337
Net loss	$(37,873)	$(23,272)	$(66,720)	$(83,051)
Net loss per share - basic and diluted	$(0.32)	$(0.20)	$(0.56)	$(0.71)
Shares used in per share calculation - basic and diluted	119,162	117,944	119,648	117,619

5.	Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	March 31, 2020	June 30, 2019
Finished goods	$55,790	$49,492
Raw materials	10,424	14,097
Total Inventories	$66,214	$63,589

Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	March 31, 2020	June 30, 2019
Computers and equipment	$75,134	$72,309
Purchased software	33,467	29,126
Office equipment, furniture and fixtures	11,405	10,815
Leasehold improvements	52,167	51,245
Total property and equipment	172,173	163,495
Less: accumulated depreciation and amortization	(109,212)	(89,941)
Property and equipment, net	$62,961	$73,554

Deferred Revenue

Deferred revenue represents amounts for (i) deferred maintenance and support revenue, (ii) deferred SaaS revenue, and (iii) other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

Guarantees and Product Warranties

The majority of the Company’s hardware products are shipped with either a one-year warranty or a limited lifetime warranty, and software products receive a 90-day warranty. Upon shipment of products to its customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues a liability in cost of product revenue for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment.  The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors.

The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Balance beginning of period	$16,209	$12,808	$14,779	$12,807
Warranties assumed due to acquisitions	—	—	570	—
New warranties issued	4,810	4,510	16,271	12,377
Warranty expenditures	(5,797)	(4,112)	(16,398)	(11,978)
Balance end of period	$15,222	$13,206	$15,222	$13,206

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

Other Long-term Liabilities

The following is a summary of long-term liabilities (in thousands):

	March 31, 2020	June 30, 2019
Acquisition-related deferred payments, less current portion	$6,797	$9,604
Contingent consideration obligations, less current portion	626	2,688
Other contractual obligations, less current portion	18,707	26,261
Other	3,802	15,597
Total other long-term liabilities	$29,932	$54,150

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 (in thousands). The Company had one fair value item at June 30, 2019, a level 3 acquisition-related contingent consideration obligation of $6.3 million.

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$231	$—	$231
Total assets measured at fair value	$—	$231	$—	$231
Liabilities
Foreign currency derivatives	$—	$97	$—	$97
Interest rate swaps	$—	$958	$—	$958
Acquisition-related contingent consideration obligations	$—	$—	$2,940	$2,940
Total liabilities measured at fair value	$—	$1,055	$2,940	$3,995

Level 1 Assets and Liabilities:

The Company has no Level 1 assets or liabilities at March 31, 2020 or June 30, 2019.

Level 2 Assets and Liabilities:

The fair value of derivative instruments under our foreign currency contracts is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.

As of March 31, 2020, forward foreign currency contracts had a notional principal amount of $13.3 million and for the three and nine months ended March 31, 2020, there were gains of $0.1 million. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are included in other income or expense. See Note 14, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of March 31, 2020, the Company had entered into multiple interest rate swap contracts with the total notional amount of $200 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive income (loss). As of March 31, 2020, these contracts had an unrealized loss of $1.0 million. See Note 14, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as defined below) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the recent establishment of the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $425.5 million and $180.5 million as of March 31, 2020, and June 30, 2019, respectively.

Level 3 Assets and Liabilities:

At March 31, 2020 and June 30, 2019, the Company reflected one liability measured at fair value of $2.9 million and $6.3 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period.  Accordingly, changes in assumptions could have a material impact on the amount of contingent consideration expense the Company records in any given period.  Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

Nine Months Ended
March 31, 2020
Beginning balance	6,298
Payments	(3,448)
Accretion on discount	90
Ending balance	$2,940

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended March 31, 2020, or 2019. There were no impairments recorded for the three and nine months ended March 31, 2020, or 2019.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method.  Realized gains or losses recognized on the sale of investment securities were not significant for the three and nine months ended March 31, 2020,or 2019.

7.	Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

March 31, 2020
Balance as of June 30, 2019	$138,577
Additions due to acquisition (see Note 4)	192,507
Balance at end of period	$331,084

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2020
Developed technology	2.6 years	$156,100	$97,193	$58,907
Customer relationships	4.8 years	63,039	48,281	14,758
Backlog	— years	400	400	—
Trade names	1.5 years	10,700	7,794	2,906
License agreements	5.6 years	2,445	1,864	581
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$156,914	$77,152

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2019
Developed technology	2.4 years	$117,000	$77,449	$39,551
Customer relationships	2.0 years	51,639	44,410	7,229
Trade names	2.4 years	9,100	5,647	3,453
License agreements	5.4 years	2,445	1,661	784
Other intangibles	0.6 years	1,382	1,287	95
Total intangibles, net		$181,566	$130,454	$51,112

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Amortization in “Cost of revenues: Product and Service”	$6,629	$4,890	$20,094	$14,726
Amortization of intangibles in "Operations"	2,059	1,292	6,366	5,008
Total amortization	$8,688	$6,182	$26,460	$19,734

The amortization expense that is recognized in “Cost of revenues: Product and Service” is comprised of amortization for developed technology, license agreements and other intangibles.
8.	Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2020	June 30, 2019
Current portion of long-term debt:
Term Loan	$19,000	$9,500
Less: unamortized debt issuance costs	(2,181)	(489)
Current portion of long-term debt	$16,819	$9,011

Long-term debt, less current portion:
Term Loan	$351,500	$171,000
Revolving Facility	55,000	—
Less: unamortized debt issuance costs	(6,796)	(1,261)
Total long-term debt, less current portion	399,704	169,739
Total debt	$416,523	$178,750

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

The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million and a 5-year revolving loan facility in an aggregate principal amount of $75 million (the “2019 Revolving Facility”).  In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the proceeds to partially fund the Acquisition and for working capital and general corporate purposes.

At the Company’s election, the initial term loan under the 2019 Credit Agreement may be made as either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranges from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranges from 1.25% to 3.50%, in each case based on Extreme’s consolidated leverage ratio. All Eurodollar loans are subject to a Base Rate of 0.00%. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.35%) on the unused portion of the 2019 Revolving Facility, also based on the Company’s consolidated leverage ratio.  Principal installments are payable on the new term loan in varying percentages quarterly starting December 31, 2019 and to the extent not previously paid, all outstanding balances are to be paid at maturity.  The 2019 Credit Agreement is secured by substantially all of the Company’s assets.

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

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement.  The Company incurred $10.5 million of deferred financing costs in conjunction with this modification of the debt and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility.  The interest rate as of March 31, 2020 was 5.1%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.6 million and $0.2 million for the three months ended March 31, 2020 and 2019, and totaled $1.8 million and $0.5 million for the nine months ended March 31, 2020 and 2019, respectively.

 The Company had $7.7 million of outstanding letters of credit as of March 31, 2020.

On April 8, 2020, the Company entered into the first amendment to the 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, the Company entered into the second amendment to the 2019 Credit Agreement (the “Second Amendment”) which supersedes the First Amendment and provides certain revised terms and financial covenants through March 31, 2021.  Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement will resume in effect. The Second Amendment requires the Company to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021. Under the terms of the Second Amendment, the Company is not permitted to exceed $55.0 million in its outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate will be 4.5% and the Company is restricted  from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until the Company is in compliance with the original covenants of the 2019 Credit Agreement.

9.	Leases

Lessee Considerations

The Company leases certain facilities, equipment, and vehicles under operating leases that expire on various dates through fiscal 2028. Its leases generally have terms that range from one year to eight years for its facilities, one year to five years for equipment, and one year to five years for vehicles. Some of its leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or right-of-use (“ROU”) asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate because the rate implicit in the leases are not readily determinable. The Company’s incremental borrowing rate is a hypothetical rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Operating lease assets also included a reclassification for previous asset impairments and associated restructuring liabilities, deferred rent, lease incentives and initial direct costs which reduced the operating lease ROU assets as of July 1, 2019.

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

Activity and other information relating to operating leases is as follows (in thousands except for lease term and discount rate):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Operating lease costs	$4,871	$14,874
Variable lease costs	1,613	4,548
Cash paid for amounts included in the measurement of operating liabilities	5,328	16,159
ROU assets obtained for new lease obligations	1,103	2,525
ROU assets obtained from Aerohive business combination	—	6,336

March 31, 2020
Weighted average remaining lease term (in years)	4.5
Weighted Average Discount Rate	4.5%

Short-term lease expense which represents expense for leases that have terms of one year or less was not material for the three and nine months ended March 31, 2020.

The maturities of the Company’s operating lease liabilities as of March 31, 2020 by fiscal year are as follows:

Operating Leases (in thousands)
2020 (remaining three months)	$5,356
2021	20,509
2022	19,351
2023	15,666
2024	6,333
Thereafter	12,396
Total future minimum lease payments	79,611
Less amount representing interest	7,559
Total operating lease liabilities	$72,052
Operating lease liabilities, current	$18,197
Operating lease liabilities, non-current	$53,855

As of June 30, 2019, the minimum future rentals on non-cancellable operating leases by fiscal year, based on the previous accounting standard, were as follows:

Operating Leases (in thousands)
2020	$22,733
2021	21,174
2022	20,680
2023	17,828
2024	5,976
Thereafter	16,287
Total lease payments	$104,678

Sublease Considerations

The Company currently is a sublessor on several operating facility subleases that expire on various dates through fiscal 2023. The subleases have terms from 5 to 6 years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. These operating subleases include only lease components. Included in lease expense, the Company had $0.6 million and $1.9 million of sublease income for the three and nine months ended March 31, 2020, respectively.

Lessor Considerations

Although most of the Company’s revenue from its hardware business comes from sales of hardware, the Company also sells subscription contracts which contain both operating lease and non-lease components. These leases range in duration generally up to three years with payments generally collected in equal quarterly installments, do not include purchase options, and include 60-day termination rights by either party. For the three months ended March 31, 2020 and 2019, $2.2 million and $2.7 million are included in product revenue in the Company’s condensed consolidated financial statements, respectively. For the nine months ended March 31, 2020 and 2019, $6.9 million and $8.6 million are included in product revenue in the Company’s condensed consolidated financial statements, respectively. There were no changes to the accounting treatment of these transactions from the adoption of ASC 842.

10.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2020, the Company had commitments to purchase $37.1 million of inventory and other services.

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

All currency conversions in this Legal Proceedings section are as of March 31, 2020.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees.  In 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (IPR) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents. The PTAB has now invalidated all asserted claims of the ’296 patent and ’728 patent and has found the challenged claims of the ’231 patent not invalid in view of the prior art asserted in the IPR instituted against that patent. The matter has been stayed and a status conference is set for June 8, 2020.  The Company believes the claims are without merit and intends to defend them vigorously.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches equipped with the ExtremeXOS operating system.  Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  After a hearing on January 28, 2020, the Court rendered a decision in favor of the Company fully dismissing Orckit’s complaint.  Orckit  filed a notice of appeal on March 13, 2020.

On April 23, 2019, Orckit filed and extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of European Patent EP 3 068 077 B1 (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches.  Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit.  The Company filed a nullity action with the German Federal Patent Court, seeking to invalidate the asserted patent.  Orckit has filed its formal opposition to the Company’s nullity action on March 11, 2020.  No hearing has been scheduled yet in this case, which was split from the original.

The Company believes that all claims in both cases are without merit and intends to defend them vigorously.

Global Innovation Aggregators, LLC v. Extreme Networks, Inc.; Extreme Networks China Limited; Extreme Networks Technology (Beijing) Co., Ltd.; and Shenzhen Yingzhixiang Technology Co.

In January 2019, Global Innovation Aggregators, LLC (“GIA”) filed six patent infringement lawsuits against the Company and its Chinese and Hong Kong subsidiaries and Shenzhen Yingzhixiang Technology Co., Ltd. in Shenzhen Intermediate People’s Court in China.  In each lawsuit, GIA has accused a number of Summit switching products of infringing one of six patents (the “Asserted Patents”). One trial has been postponed, and the trials for the rest of the cases have not yet been scheduled. Additionally, the Company has filed invalidity challenges with the Chinese patent office to challenge the validity of each asserted patent.  Oral invalidity hearings were held in July and August 2019. The Chinese patent office has issued decisions maintaining the validity of five of the Asserted Patents.  The Company has appealed three of these rulings.  All the claims in one case have been fully invalidated.

The Company disputes GIA’s claims and intends to defend the matter vigorously. Given the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate at this time the possible loss or range of loss that may result from this action.

Shenzhen Dunjun Technology Ltd. v. Aerohive Networks (Hangzhou) Ltd.; Aerohive Networks, Inc.; and Yunqing Information Technology (Shenzhen) Ltd.

On June 20, 2019, Shenzhen Dunjun Technology Ltd. (“Shenzhen Dunjun”) filed a patent infringement lawsuit against Aerohive Networks, Inc. (“Aerohive”), its Chinese subsidiary, and Yunqing Information Technology (Shenzhen) Ltd. in the Shenzhen Intermediate People’s Court in China.  The lawsuit alleges infringement of a Chinese patent and seeks damages of RMB 10.0 million (USD $1.4 million). The trial originally scheduled for November 15, 2019 has been postponed by the Court, pending the jurisdictional objections filed by Aerohive, and has not yet been rescheduled.  The Court rejected the jurisdictional challenge, which Aerohive is appealing. The Company cannot estimate at this time the possible loss or range of loss that may result from this action.

Proven Networks, LLC v. Extreme Networks, Inc.

On March 24, 2020, Proven Networks, LLC (“Proven”) filed a patent infringement lawsuit against the Company in the Northern District of California. The lawsuit alleges direct and indirect infringement of three U.S. patents based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of Extreme Analytics Extreme XOS, and certain network devices equipped with the Extreme XOS operating system.  Proven seeks injunctive relief, unspecified damages, pre- and post-judgment interest, and attorneys’ fees.  Given the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate at this time the possible loss or range of loss that may result from this action.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possibly damages and other liabilities incurred in connection with certain legal matters. The Company also procures Directors and Officers liability insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these governing documents and agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
11.	Stockholders’ Equity

Stockholders’ Rights Agreement

On April 26, 2012, the Company entered into an Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC as the rights agent (as amended, the “Restated Rights Plan”). The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of common stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of the Company’s Preferred Stock.

The Company’s Board of Directors (the “Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 8, 2020, to extend the Restated Rights Plan through May 31, 2021, subject to ratification by a majority of the stockholders of the Company at the next annual shareholders meeting.

Equity Incentive Plan

The Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan to increase the maximum number of available shares by 7,000,000 shares.  The amendment was ratified by a majority of the stockholders at the Company’s annual meeting of stockholders held on November 7, 2019.

Employee Stock Purchase Plan

The Board unanimously approved an amendment to the 2014 Employee Stock Purchase Plan to increase the maximum number of shares that will be available for sale thereunder by 7,500,000 shares.  The amendment was ratified by a majority of the stockholders of the Company at the annual meeting of stockholders held on November 8, 2018.

Common Stock Repurchases

On November 2, 2018, the Company announced the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock over a two-year period from the date of authorization. Purchases may be made from time to time through any means including, but not limited to, open market purchases and privately negotiated transactions.  A maximum of $35.0 million of the Company’s common stock may be repurchased in any calendar year. In February 2020, the Board increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchase for three years from February 5, 2020.  The maximum repurchase in any year was decreased to $30.0 million.

In November 2019, the Company entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded in additional paid-in-capital as a forward contract in the Company’s common stock. The forward contract was settled on January 24, 2020 and the Company received an additional 381,505 shares of its common stock.  Total shares repurchased under the November 2019 ASR were 4,231,505 shares at an average cash purchase price paid of $7.09.

The following table summarizes stock award activity representing the cost recorded for the three and nine months ended March 31, 2020 and 2019 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Total number of shares repurchased	381	—	4,232	2,366
Average price paid per share	$12.64	$—	$7.09	$6.34
Total cost of shares repurchased	$4,821	$—	$30,000	$15,000
Dollar value of shares that may yet be repurchased under program	$55,000	$45,000	$55,000	$45,000

12.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had reserved for issuance as of the dates noted (in thousands):

	March 31, 2020	June 30, 2019
2013 Equity Incentive Plan shares available for grant	11,368	8,462
Employee stock options and awards outstanding	12,086	10,455
2014 Employee Stock Purchase Plan	7,364	10,085
Total shares reserved for issuance	30,818	29,002

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the "Aerohive Plan").  Stock awards outstanding under the Aerohive Plan were converted into awards for Extreme shares as of the Acquisition Date at a predetermined rate pursuant to the Merger Agreement. As of March 31, 2020, total awards to acquire 736,796 shares of Extreme common stock were outstanding under the Aerohive Plan. If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Cost of product revenue	$280	$223	$932	$618
Cost of service revenue	368	648	1,220	1,670
Research and development	2,518	2,814	8,213	7,953
Sales and marketing	1,338	3,187	8,568	8,529
General and administrative	2,639	1,942	7,523	5,569
Integration costs	—	—	479	—
Total share-based compensation expense	$7,143	$8,814	$26,935	$24,339

During the three and nine months ended March 31, 2020, and 2019, the Company did not capitalize any share-based compensation expense in inventory, as the amounts were immaterial.

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

The following table summarizes stock award activity for the nine months ended March 31, 2020 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2019	7,736	$7.67
Granted	6,299	6.83
Released	(3,365)	7.11
Cancelled	(1,598)	7.28
Non-vested stock awards outstanding at March 31, 2020	9,072	$7.40	$28,033
Vested and expected to vest at March 31, 2020	6,397	$7.26	$25,947

The following table summarizes stock option activity for the nine months ended March 31, 2020 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	2,719	$4.61	3.26	$5,070
Granted	637	6.70
Exercised	(217)	4.58
Cancelled	(125)	6.02
Options outstanding at March 31, 2020	3,014	$4.99	3.39	$524
Vested and expected to vest at March 31, 2020	3,014	$4.99	3.39	$524
Exercisable at March 31, 2020	1,693	$3.78	1.43	$524

The fair value of each stock option grant under the 2013 Plan and 2005 Equity Incentive Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model.  The Company uses the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock.  The average fair value per share of the options granted during the nine months ended March 31, 2020 was $6.70.

The fair value of each RSU grant with performance-based vesting criteria (“PSUs”) under the 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

The RSUs granted during the nine months ended March 31, 2020 vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company. These RSUs included 566,038 RSUs to named executive officers and directors.

During fiscal 2019 and 2018, the Company approved the grant of 0.6 million shares underlying stock awards each year in the form of PSU’s to named executive officers and other vice president level employees. These PSUs would be considered earned once the Company’s U.S. GAAP earnings aggregates at least $0.20 per share over two consecutive quarters (the “Performance Thresholds”). During the second quarter of fiscal 2020, the compensation committee of the Board modified the Performance Thresholds of $0.20 earnings per share over two consecutive quarters for PSUs issued in fiscal 2019 and 2018, to $0.09 earnings per share over two consecutive quarters. Upon satisfying the Performance Thresholds, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter will vest on the same schedule as the RSUs, subject to continued service to the Company.  If the Performance Thresholds is not met by the third anniversary of the grant date for each award, that award is canceled.  During the nine months ended March 31, 2020, the 2019 and 2018 Performance Thresholds for outstanding performance awards were not achieved.

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

There were 1,498,155 and 1,499,042 shares issued under the ESPP during the three months ended March 31, 2020 and 2019, respectively. There were 2,721,699 and 2,779,750 shares issued under the ESPP during the nine months ended March 31, 2020 and 2019, respectively. The following assumptions were used to calculate the fair value of shares issued under the ESPP during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.56%	2.46%	1.71%	2.35%
Volatility	43%	75%	43%	70%
Dividend yield	—%	—%	—%	—%

The weighted-average fair value of shares issued under the ESPP during the nine months ended March 31, 2020 and 2019 was $1.90 and $2.71, respectively. The weighted-average fair value of shares issued under the ESPP during the three months ended March 31, 2020 and 2019 was $1.76 and $2.69, respectively.
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

See Note 3 Revenues for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	March 31, 2020	June 30, 2019
Americas	$203,865	$136,035
EMEA	25,417	28,744
APAC	17,573	11,529
Total long-lived assets	$246,855	$176,308

14.	Derivativesand Hedging

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

As of March 31, 2020, foreign exchange forward contracts had a notional principal amount of $13.3 million and as of the three and nine months ended March 31, 2020 there were gains of $0.1 million. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of March 31, 2019, the Company did not have any foreign exchange forward contracts outstanding.

Foreign currency transactions gains and losses from operations was a gain of $0.9 million and a loss of less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Foreign currency transactions gains and losses from operations was a loss of $1.1 million and a gain of $0.1 million for the nine months ended March 31, 2020 and 2019, respectively.

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt. The Company enters into interest rate swap contracts to effectively manage the impact of fluctuations of interest rate changes on its outstanding debt which has floating interest rate. The Company does not enter into derivative contracts for trading or speculative purposes.

At the inception date of the derivative contract, the Company performs an assessment of these contracts and has designated these contracts as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, by performing qualitative and quantitative assessment, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income (loss). When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. In accordance with ASC 815 “Derivatives and Hedging,” the Company may prospectively discontinue the hedge accounting for an existing hedge if the applicable criteria are no longer met, the derivative instrument expires, is sold, terminated or exercised or if the Company removes the designation of the respective cash flow hedge. In those circumstances, the net gain or loss remains in accumulated other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings, unless the forecasted transaction is no longer probable in which case the net gain or loss is reclassified into earnings immediately.

During the three months ended March 31, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt.  As of March 31, 2020, the total notional amount of these interest rate swaps was $200 million and had maturity dates through April 2023. As of March 31, 2020, these contracts had an unrealized loss of $1.0 million which is recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets and recorded in accumulated other comprehensive income (loss) in the condensed consolidated financial statements. The Company did not have any interest rate swaps as of June 30, 2019. Realized gains and losses will be recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive income related to these cash flow hedges will be reclassified to interest expense as interest payments are made on our variable rate debt. The Company estimates that $0.1 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measures.

15.	Restructuring Charges, Net of Reversals, Impairment, and Related Charges.

 The Company recorded $6.6 million and $19.4 million of restructuring charges, net of reversals and impairments during the three and nine months ended March 31, 2020, respectively. Total restructuring charges included facility related charges of $0.3 million and $8.2 million as well as charges for severance and benefits of $6.3 million and $11.2 million for the three and nine months ended March 31, 2020, respectively.

During the first quarter of fiscal 2020, the Company moved to reduce its operating expenses by exiting a floor of its San Ignacio building in San Jose, California and consolidating its workforce. Also, the Company exited additional space in its Salem, New Hampshire facility, which includes general office and lab space. The Company has the intent and ability to sub-lease these facilities which it has ceased using and as such, has considered estimated future sub-lease income based on its existing lease agreements, as well as the local real estate market conditions, in measuring the amount of asset impairment. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.  For the three months ended September 30, 2019, the Company recorded restructuring charges of $3.9 million related to impairment of ROU assets from exited facilities. In addition, the Company recorded severance and benefits charges of $2.2 million related to its reduction-in-force action which had begun in the fourth quarter of fiscal 2019.

During the second quarter of fiscal 2020, the Company continued its initiative to realign its operations resulting from the acquisition of Aerohive and consolidating its workforce. The Company exited its facility in Milpitas, California which includes general office and lab space. The Company has the intent and ability to sub-lease this facility which it has ceased using and as such has considered estimated future sub-lease income based on its existing lease agreement, as well as the local real estate market conditions in measuring the amount of asset impairment. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.  For the three months ended December 31, 2019, the Company recorded charges for the impairment of ROU assets of $2.8 million, long-lived assets of $0.9 million, and other charges of $0.2 million related to the exited facility.  In addition, the Company recorded severance and benefits charges of $2.7 million related to its reduction-in-force action which began in the fourth quarter of fiscal 2019.

During the third quarter of fiscal 2020, the Company continued its initiative to reduce cost by realigning its workforce. In addition, with the global disruptions and slow-down in the demand of its products caused by the global pandemic outbreak, COVID-19, and the uncertainty around the timing of the recovery of the market, the Company initiated a reduction-in-force plan (the 2020 Plan) to reduce its operating costs and enhance financial flexibility. The plan affected approximately 300 employees primarily from the research and development and sales organizations who were located mainly in US and India. The Company recorded restructuring charges of $5.8 million during the three months ended March 31, 2020 related to the 2020 Plan. We expect to incur additional charges related to this 2020 Plan through the first quarter of fiscal 2021. The costs associated with this restructuring plan primarily included employee severance and benefit expenses. The Company recorded additional severance and benefits charges of $0.5 million for the three months ended March 31, 2020 related to the prior period restructuring plans. In addition, the Company recorded facility related charges of $0.3 million related to its previously impaired facilities for the three months ended March 31, 2020.

Certain amounts have been reclassified from restructuring liabilities and have been recorded as a reduction to operating lease ROU assets as of July 1, 2019.

Restructuring liabilities related to severance and benefits obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets.  Total restructuring and related liabilities as of March 31, 2020 consist of (in thousands):

	Excess Facilities	Severance Benefits	Total

Balance as of June 30, 2019	$1,764	$3,559	$5,323
Period charges	—	12,257	12,257
Period reversals	—	(1,044)	(1,044)
Reclassification to reduce operating lease assets	(1,764)	—	(1,764)
Period payments	—	(8,568)	(8,568)
Balance as of March 31, 2020	$—	$6,204	$6,204

16.	Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded an income tax provision of $1.6 million and $1.9 million, respectively. For the nine months ended March 31, 2020 and 2019, the Company recorded an income tax provision of $4.9 million and an income tax benefit of $2.0 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2020 and 2019, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network (“WLAN”) business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade, and (4) state taxes in jurisdictions where the Company has no remaining state Net Operating Losses. In addition, the nine months ended March 31, 2019 included tax benefits associated with the release of valuation allowance resulting from changes introduced by US tax reform as well as the release of a valuation allowance recorded against deferred tax assets in Australia. The income tax provisions for both fiscal years were calculated based on the actual results of operations for the three and nine months ended March 31, 2020 and 2019, respectively and therefore may not reflect the annual effective tax rate.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in the United States.  The CARES Act, among other things, includes modifications to net operating loss carryforward provisions and the net interest expense deduction, and deferment of employer social security tax payments.  The Company has evaluated the provisions of the CARES Act and how certain elections may impact our financial position and results of operations, and have determined the enactment of the CARES Act did not have a material impact to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.

In the first quarter of the Company’s fiscal year ended June 30, 2019, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset at the time the transfer occurs. Historically, U.S. generally accepted accounting principles has prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold outside the consolidated group.  Effective July 1, 2018, the Company adopted ASU 2016-16 on a modified retrospective basis which requires an adjustment of the cumulative-effect of the adoption to retained earnings.  The adjustment was immaterial to the financial statements, and as such, no such adjustment was necessary.  As a result of adoption, the income tax consequences of future intra-entity transfer of assets will be recognized in earnings in each period rather than be deferred until the assets leave the consolidated group.  In the three months ended September 30, 2018, the Company recognized a deferred tax asset relating to a transfer of certain assets from the U.S. parent company to its wholly-owned Irish subsidiary of $3.7 million, which was fully offset by the establishment of a valuation allowance resulting in no impact to Company’s statement of operations.

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

On August 9, 2019, the Company completed its acquisition of Aerohive.  This acquisition was treated as a non-taxable stock acquisition and therefore Extreme Networks will have carryover tax basis in the assets and liabilities acquired.

The Company had $24.6 million of unrecognized tax benefits as of March 31, 2020.  The future impact of the unrecognized tax benefit of $24.6 million, if recognized, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

17.	Net Loss Per Share

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

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Net loss	$(44,352)	$(6,932)	$(105,628)	$(8,798)
Weighted-average shares used in per share calculation - basic and diluted	119,162	117,944	119,648	117,619

Net loss per share - basic and diluted	$(0.37)	$(0.06)	$(0.88)	$(0.07)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Options to purchase common stock	3,090	780	3,055	621
Restricted stock units	9,204	1,907	9,676	888
Employee Stock Purchase Plan shares	742	965	742	965
Total shares excluded	13,036	3,652	13,473	2,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the third quarter ended March 31, 2020, our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

Business Overview

The following discussion is based upon our unaudited condensed consolidated financial statements included elsewhere in this Report.  In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period.  In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”), is a leader in providing cloud-driven networking solutions for enterprise, data center, and service provider customers. Providing a combined end-to-end solution from the Internet of Things (“IoT”) edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment and develops the software and cloud architecture for network management, policy, intelligence, analytics, security, and assurance. We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999.  Our corporate headquarters are located in San Jose, California. We derive substantially all of our revenue from the sale of our networking equipment, software, and related maintenance contracts.

Extreme delivers cloud-driven solutions from the IoT edge to the cloud that are agile, adaptive, and secure to enable autonomous enterprises of the future. We recognize that every customer environment is unique with its own requirements, which may be industry-specific or site driven. We address these distinctions with our Extreme Elements architecture. Elements gives customers and partners the power to mix and match a broad array of software, hardware, and services (including third-party applications) to create a custom network that can be managed and automated from end-to-end and enabled with intelligence and assurance from the cloud. With this strategic asset in place, organizations have the foundation needed to drive both digital transformation and the outcomes impacting each one of us.

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

Enterprise network administrators from the data center to the access layer need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business and the ever-present need for network security.  Accelerators such as IoT, artificial intelligence (“AI”), bring your own device (“BYOD”), machine learning (“ML”), cognitive computing, and robotics add complexity to challenge the capabilities of traditional networks. Technology advances have a profound effect across the entire enterprise network placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, and analytics of the enterprise networks they manage.

Improving the network experience for enterprises that increasingly require greater simplification at the edge or the access layer of the network to ensure business success and provide a secure, unified, wired / wireless infrastructure augmented and managed through a single pane of glass remains a key focus for Extreme. We enhanced our product portfolio in the first half of fiscal 2020 with the introduction of ExtremeCloud IQ, the cloud management platform we acquired with Aerohive, and extended its reach to our portfolio of Extreme hardware, including our edge wired and wireless product families. This cloud-driven solution will be the only offering in the market that seamlessly integrates the Cloud with on premises infrastructures and spans from the IoT edge to the enterprise data center We also introduced a new line of data center spine/leaf switches, the SLX 9150 and 9250, and added ten new 802.11ax Access Points, giving our customers the broadest portfolio of Wi-Fi 6 devices in the industry. Enterprises have also migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties and are adopting new IT delivery models and applications that require fundamental network alterations and enhancements spanning from device access point to the network core.  In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments.

The Extreme Strategy

We are focused on delivering cloud-driven end-to-end networking and software solutions for today’s enterprise environments. From wireless and wired access technologies, through the campus, core, and into the datacenter, Extreme is developing solutions to deliver outstanding business outcomes for our customers. Leveraging a unified management approach, both on premises and in the cloud, we continue to accelerate adoption and delivery of new technologies in support of emerging trends in enterprise networking. We continue to execute on our growth objectives by seeking to maximize customer, partner, and stockholder value.

In fiscal 2017, we completed the acquisition of the Wireless Local Area Network (“WLAN”) Business from Zebra. In fiscal 2018, we completed the acquisitions of the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In August 2019, we acquired the entire Cloud Networking portfolio from Aerohive. These acquisitions support our growth strategy to lead the enterprise network equipment market with end-to-end software-driven cloud and on-premises solutions for enterprise customers from the data center to the wireless edge.  After the closing of the acquisitions of the Campus Fabric Business and Data Center Business, Extreme immediately became a networking industry leader with more than 30,000 customers. In addition, the acquisition of Aerohive brought us another 20,000+ customers and solidify our position as the third ranked networking vendor in the United States and the second ranked cloud networking provider globally.  As a network switching leader in enterprise, datacenter, and cloud, we combine and extend our world-class products and technologies to provide customers with some of the most advanced, high performance and open solutions in the market as well as a superb overall customer experience.  The combination of all the Extreme ElementsTM is significant in that it brings together distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center to offer a complete, unified portfolio of cloud-driven network access solutions.

Provider of high quality, cloud-driven, secure networking solutions and the industry’s #1 customer support organization

•	Only end-to-end cloud-driven networking vendor with management, intelligence, and assurance values built into every solution.
•	Delivering new releases of next generation portfolio Elements organically and through acquisition.

Key elements of our strategy include:

•

Creating effortless networking solutions that allow all of us to advance. We believe that progress is achieved when we connect—allowing us to learn, understand, create, and grow. We make connecting simple and easy with effortless networking experiences that enable all of us to advance how we live, work, and share.

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

•

Provide the industry’s first and only 4th generation end-to-end cloud architecture.  Cloud technologies have evolved significantly over the past decade, from monolithic software images hosted remotely to microservices providing machine learning insights continuous integration and delivery of new features. We believe we deliver unrivaled innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the IoT edge to the enterprise data center.

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

•

Offer customers choice – cloud or on-premises. We leverage the cloud where it makes sense for our customers and provide on premises solutions where customers need it and have a solution for those that want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what’s going on across the network and applications in real time – who, when, and what is connected to the network, which is critical for BYOD and IoT.

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
•

Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs to provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-days-a-year real-time responsive support.

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

•

Expand Wi-Fi technology leadership.  Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The increase in demand being seen today, fueled by more users with multiple devices, increases the expectation that everything will just work. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console.  We are at a technology inflection point with the pending migration from Wi-Fi 5 solutions to Wi-Fi 6 (802.11ax), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest Wi-Fi 6 wireless portfolio providing intelligence for the wired/wireless edge and enhanced by our 4th generation cloud architecture with machine learning and AI-driven insights.

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

Visibility into network and application performance enables our customers to pinpoint and resolve performance bottlenecks in the infrastructure whether they are caused by the network, application or server. This saves both time and money for the business and helps to ensure critical applications are running at the best possible performance.

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

•

Expand market penetration by targeting high-growth market segments.  Within the Campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth.  Our Data Center approach leverages our product portfolio to address the needs of public and private Cloud Data Center providers.  Within the Campus we also target the high-growth physical security market, converging technologies such as Internet Protocol (“IP”) video across a common Ethernet infrastructure in conjunction with technology partners. Cloud networking compound annual growth rate will continue to outpace on premises managed networking and our focus is on expanding our technology foothold in this key segment with the acquisition of Aerohive to accelerate not only cloud management adoption, but also subscription-based licensing (SaaS) consumption.

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

•

Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to both provide increased and enhanced routes to market, but also to collaboratively develop unique solutions. We announced in the second quarter of our fiscal year ended June 30, 2020 that we were selected by Broadcom, the industry’s largest merchant silicon provider, as their preferred choice for enterprise campus deployments. As a Broadcom preferred provider for enterprise campus networking solutions, Extreme attempts to give enterprise customers and partners powerful security, segmentation, resiliency, policy, telemetry, and performance advantages as they pursue cloud-driven digital transformation with the industry's most simple, secure, and intelligent campus architecture.

We seek to differentiate ourselves in the market by delivering a value proposition based on a software-driven approach to network management, control and analytics.

Our key points of differentiation include:

•

ExtremeCloud IQTM. ExtremeCloud IQ is a robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the core. The application helps organizations automate end-to-end network operations, unlock new analytics, scale faster, and secure and optimize the end user and application experience.

•

Extreme ElementsTM. Extreme Elements are the building blocks that enable the creation of an Autonomous Network to deliver the positive outcomes important to customer organizations, including those in education, healthcare, retail, manufacturing, transportation and logistics, and government. Combining architecture, automation, and artificial intelligence, Extreme Elements is designed to enable customers to get what they need, when and where they need it.

•

Cloud-Driven end-to-end networking solutions. The acquisition of Aerohive enhances our cloud offering with a 3rd generation cloud with Machine Learning/Artificial Intelligence insights and analytics that we intend to expand to all the Extreme ElementsTM. We believe this breadth of coverage from the edge to the enterprise data center will be unique in the industry, and cloud networking is projected to be the fastest growing segment of the networking industry.

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

•

Application-aware Quality of Service (“QoS”) and analytics. Extreme has innovative analytic software that enables our customers to see application usage across the network and apply policies to maximize network capabilities.  This allows our customers to improve the user experience.

•

Built-in identity and access control.  Our network access control and identity management solutions are delivered with our network infrastructure to reduce the need to add expensive software or hardware that may require complex compatibility testing.

•

Easier policy assignment and Software Defined Networking (“SDN”).  Our software applications allow our customers to assign policies across the entire network, and Extreme Workflow Composer improves IT agility by automating the entire network lifecycle—including initial provisioning, configuration, validation, and troubleshooting/auto-remediation—with event-driven automation.  The SDN component adds versatility for implementing policies that increase network utilization.

•	100% in-sourced tech support. We believe ExtremeWorks delivers best in class customer support in the industry with 92% first call resolution through a 100% in-sourced support model.

•

Strengthens the channel. Extreme sells products primarily through an ecosystem of channel partners which combine our portfolio elements together to create customized IT solutions for end user customers.

Key Financial Metrics

During the third quarter of fiscal 2020, we achieved the following results:

•	Net revenues of $209.5 million compared to $250.9 million in the third quarter of fiscal 2019.
•	Product revenue of $136.5 million compared to $190.8 million in the third quarter of fiscal 2019.
•	Service revenue of $73.0 million compared to $60.1 million in the third quarter of fiscal 2019.
•	Total gross margin of 53.1% of net revenues compared to 55.4% of net revenues in the third quarter of fiscal 2019.
•	Operating loss of $38.4 million compared to operating loss of $2.2 million in the third quarter of fiscal 2019.
•	Net loss of $44.4 million compared to $6.9 million in the third quarter of fiscal 2019.

During the first nine months of fiscal 2020, we reflected the following results:

•

Cash flow provided by operating activities of $27.1 million compared to cash flow provided by operating activities of $79.5 million in the nine months ended March 31, 2019.  Cash of $196.4 million compared to $169.6 million as of June 30, 2019.

Recent events

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. The Coronavirus outbreak has had and we expect will continue to have an adverse effect on our results of operations due to supply chain disruptions and weakened demand for our products. For example, we recently realigned our operations and recorded severance and benefits charges of $5.8 million for the three months ended March 31, 2020. Although we expect to reduce research and development and sales and marketing costs, given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot further reasonably estimate the impact of the COVID-19 pandemic on our future results of operations or financial position. See also Part II, Item 1A – Risk Factors.

Net Revenues

The following table presents net product and service revenue for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change	March 31, 2020	March 31, 2019	$ Change	% Change
Net revenues:
Product	$136,547	$190,740	$(54,193)	(28.4)%	$512,173	$558,027	$(45,854)	(8.2)%
Percentage of net revenue	65.2%	76.0%			69.9%	75.1%
Service	72,972	60,124	12,848	21.4%	220,324	185,403	34,921	18.8%
Percentage of net revenue	34.8%	24.0%			30.1%	24.9%
Total net revenues	$209,519	$250,864	$(41,345)	(16.5)%	$732,497	$743,430	$(10,933)	(1.5)%

Product revenue decreased $54.2 million or 28.4% for the three months ended March 31, 2020, as compared to the corresponding period of fiscal 2019. Product revenue decreased $45.9 million or 8.2% for the nine months ended March 31, 2020, as compared to the corresponding period of fiscal 2019. Product revenue was impacted by a material slow-down in global demand in the last three weeks of March when most of Extreme's largest end markets enacted quarantine and social distancing protocols. Supply constraints, along with additional logistics related challenges in certain countries due to border closures, also contributed to the shortfall. Partially offsetting such revenue declines was growth relating to the acquisition of Aerohive.

Service revenue increased $12.8 million, or 21.4% for the three months ended March 31, 2020 as compared to the corresponding period in fiscal 2019. Service revenue increased $34.9 million, or 18.8% for the nine months ended March 31, 2020 as compared to the corresponding period in fiscal 2019. The increase in service revenues was primarily attributable to growth related to the acquisition of Aerohive.

The following table presents the product and service, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change	March 31, 2020	March 31, 2019	$ Change	% Change
Gross profit:
Product	$64,620	$103,864	$(39,244)	(37.8)%	$257,468	$301,121	$(43,653)	(14.5)%
Percentage of product revenue	47.3%	54.5%			50.3%	54.0%
Service	46,715	35,055	11,660	33.3%	139,781	111,168	28,613	25.7%
Percentage of service revenue	64.0%	58.3%			63.4%	60.0%
Total gross profit	$111,335	$138,919	$(27,584)	(19.9)%	$397,249	$412,289	$(15,040)	(3.6)%
Percentage of net revenues	53.1%	55.4%			54.2%	55.5%

Product gross profit decreased $39.2 million or 37.8% for the three months ended March 31, 2020, as compared to the corresponding period in fiscal 2019. The decrease in product gross profit was primarily due to lower revenues, higher excess and obsolete inventory charges of $3.2 million, higher amortization of intangible assets of $1.0 million and higher distribution charges of $0.7 million.  This was partially offset by more favorable manufacturing costs due to cost reduction efforts and lower warranty costs.

Product gross profit decreased $43.7 million or 14.5% for the nine months ended March 31, 2020, as compared to the corresponding period in fiscal 2019. The decrease in product gross profit was primarily due to lower revenues, the expensing of the fair value step-up of inventories acquired from Aerohive of $7.3 million, higher excess and obsolete inventory charges of $7.7 million, higher amortization of intangible assets of $3.2 million and higher distribution charges of $1.8 million.  This was partially offset by more favorable manufacturing costs due to cost reduction efforts.

Service gross profit increased $11.7 million and $28.6 million or 33.3% and 25.7% for the three and nine months ended March 31, 2020, as compared to the corresponding period in fiscal 2019. The increases were primarily due to a higher level of service revenues related to the acquisition of the Aerohive, partially offset by higher service material costs and personnel costs due to increased headcount to support acquired contracts as well as amortization of intangible assets of $0.8 million and $2.2 million for the respective three and nine months ended March 31, 2020.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2020	March 31, 2019	$ Change	% Change	March 31, 2020	March 31, 2019	$ Change	% Change
Research and development	$50,577	$52,081	$(1,504)	(2.9)%	$165,073	$155,526	$9,547	6.1%
Sales and marketing	70,132	72,321	(2,189)	(3.0)%	216,925	208,245	8,680	4.2%
General and administrative	15,119	15,479	(360)	(2.3)%	45,199	42,136	3,063	7.3%
Acquisition and integration costs	5,156	—	5,156	*	30,075	2,613	27,462	1,051.0%
Restructuring charges, net of reversals and impairment	6,648	—	6,648	*	19,407	1,282	18,125	1,413.8%
Amortization of intangibles	2,059	1,292	767	59.4%	6,366	5,008	1,358	27.1%
Total operating expenses	$149,691	$141,173	$8,518	6.0%	$483,045	$414,810	$68,235	16.4%

* Not meaningful.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $1.5 million or 2.9% for the three months ended March 31, 2020, as compared to the corresponding period in fiscal 2019. The decrease in research and development expenses was due to a $1.5 million decrease in salary and compensation costs and a $0.1 million decrease in facility and information technology costs partially offset by a $0.1 million increase in occupancy costs.

Research and development expenses increased by $9.5 million or 6.1% for the nine months ended March 31, 2020, as compared to the corresponding period in fiscal 2019 primarily due to the acquisition of Aerohive. The increase in research and development expenses was due to a $5.5 million increase in salary and compensation costs, $3.3 million increase in costs related to equipment, supplies and third-party design and engineering collaboration charges, $0.4 million increase in occupancy costs, and $0.5 million increase in facility and information technology costs, partially offset by a $0.2 million decrease in other operating costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $2.2 million or 3.0% for the three months ended March 31, 2020, as compared to the corresponding period in fiscal 2019. The decrease was primarily due to a $1.3 million decrease in personnel costs, $2.6 million decrease in travel and sales promotion costs, and $0.2 million decrease in occupancy and other costs partially offset by a $0.8 million increase in recruiting and professional fees, $0.3 million increase in facility and information technology costs and $0.8 million increase in software and equipment costs.

Sales and marketing expenses increased by $8.7 million or 4.2% for the nine months ended March 31, 2020, as compared to the corresponding period in fiscal 2019 primarily due to the acquisition of Aerohive. The increase was primarily due to a $7.3 million increase in personnel costs, $3.0 million increase in recruiting and professional fees, $2.0 million increase in facility and information technology costs, and $1.8 million increase in software and equipment costs, partially offset by a $5.1 million decrease in travel and sales promotion costs and a $0.3 million decrease in occupancy and other costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses decreased by $0.4 million or 2.3% for the three months ended March 31, 2020, as compared to the corresponding period in fiscal 2019. The decrease in general and administrative expenses was primarily due to a $1.4 million reduction in a lease liability reserve, a $0.2 million reduction in travel costs and a $0.2 million reduction in software, supplies and other costs partially offset by a $0.9 million increase in personnel costs, $0.1 million in higher facility and information technology costs, $0.1 million increase in professional fees, and $0.3 million increase in insurance premiums.

General and administrative expenses increased by $3.1 million or 7.3% for the nine months ended March 31, 2020, as compared to the corresponding period in fiscal 2019, primarily due to the acquisition of Aerohive. The increase in general and administrative expenses was primarily due to a $3.4 million increase in personnel costs, $0.6 million in higher facility and information technology costs, $0.2 million increase in professional fees, and $0.8 million of insurance premiums partially offset by a $1.4 million reduction in a lease liability reserve and a $0.5 million reduction in travel costs.

Acquisition and Integration Costs

During the three and nine months ended March 31, 2020, we incurred $5.2 million and $30.1 million, respectively, of acquisition and integration costs. Acquisition and integration costs consisted primarily of professional fees for financial and legal advisory services and severance charges for Aerohive employees. The acquisition and integration costs for the nine months ended March 31, 2020 also included a $6.8 million compensation charge for certain Aerohive executives’ stock awards that were accelerated due to change-in-control and termination provisions included in the executives’ employment contracts.

During the three months ended March 31, 2019, we did not record any acquisition and integration costs. During the nine months ended March 31, 2019, we incurred $2.6 million of operating integration costs related to the acquisitions of the Campus Fabric Business from Avaya and Data Center Business from Brocade.

Restructuring Charges, Net of Reversals and Impairment

For the three months ended March 31, 2020 we recorded restructuring charges of $6.6 million.  In connection with our plan of action to reduce operating costs due to the global pandemic outbreak, COVID-19, we realigned our operations and recorded severance and benefits charges of $5.8 million for the third fiscal quarter of 2020. We also continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and recorded related severance and benefits charges of $0.5 million for the third fiscal quarter of 2020. In addition, we also had facility restructuring charges of $0.3 million for the third fiscal quarter of 2020.

For the nine months ended March 31, 2020 we recorded restructuring charges of $19.4 million. The charges consisted primarily of excess facility charges of $8.2 million for impairment of right-of-use assets related to our Milpitas California, South San Jose California, and Salem, New Hampshire facilities.  Additionally, we initiated reduction-in-force procedures during the nine months ended March 31, 2020 and recorded severance and benefits charges of $11.2 million.

For the three months ended March 31, 2019, we did not record any restructuring charges. For the nine months ended March 31, 2019, we recorded restructuring charges of $1.3 million associated with a reduction-in-force in the fourth quarter of fiscal 2018 and additional excess facility charges.

Amortization of Intangibles

During the three months ended March 31, 2020 and 2019, we recorded $2.1 million and $1.3 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The increase was primarily due to amortization of acquired intangibles from the Aerohive acquisition, partially offset by lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

During the nine months ended March 31, 2020 and 2019, we recorded $6.4 million and $5.0 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The increase was primarily due to amortization of acquired intangibles from the Aerohive acquisition, partially offset by lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended March 31, 2020 and 2019, we recorded $6.0 million and $3.0 million, respectively, in interest expense.  The increase in interest expense was primarily driven by higher outstanding loan balances and other charges due to refinancing our 2018 Credit Agreement in August 2019.

During the nine months ended March 31, 2020 and 2019, we recorded $17.4 million and $9.6 million, respectively, in interest expense.  The increase in interest expense was primarily driven by higher outstanding loan balances and other charges due to refinancing our 2018 Credit Agreement in August 2019.

Other Income (Expense), Net

During the three months ended March 31, 2020 and 2019, we recorded other income of $1.3 million and other expense of $0.4 million, respectively, in other income (expense), net. The change for the three months ended March 31, 2020 was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2020 and 2019, we recorded other income of $1.1 million and other expense of $0.3 million, respectively, in other income (expense), net. The change for the nine months ended March 31, 2020 was primarily due to foreign exchange gains and losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2020 and 2019, we recorded an income tax provision of $1.6 million and $1.9 million, respectively. For the nine months ended March 31, 2020 and 2019, we recorded an income tax provision of $4.9 million and tax benefit of $2.0 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2020 and 2019 consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business, and (4) state taxes in jurisdictions where the Company has no remaining state Net Operating Losses (“NOL’S”). In addition, the nine months ended March 31, 2019 included tax benefits associated with the release of valuation allowance resulting from changes introduced by U.S. tax reform as well as the release of a valuation allowance recorded against deferred tax assets in Australia.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report are prepared in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under SEC rules and regulations. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

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

Liquidity and Capital Resources

The following table summarizes information regarding our cash and working capital (in thousands):

	March 31, 2020	June 30, 2019
Cash	$196,350	$169,607
Working capital	$20,984	$85,960

As of March 31, 2020, our principal sources of liquidity consisted of cash of $196.4 million and accounts receivable, net of $96.2 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, repayments of debt and related interest and repurchases of common stock outstanding. We believe that our $196.4 million of cash at March 31, 2020 and our cash flow from operations will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019.  Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. In November 2019, the Company entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded as a forward contract in the Company’s common stock. The forward contract was settled on January 24, 2020, and the Company received an additional 381,505 shares of its common stock.

In connection with the acquisition of Aerohive as discussed in Note 4 of the accompanying condensed consolidated financial statements, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million and a 5-year revolving loan facility in an aggregate principal amount of $75 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

On April 8, 2020, we entered into the first amendment to our 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, we entered into the second amendment to the 2019 Credit Agreement (the “Second Amendment”) which supersedes the First Amendment and provides certain revised terms and financial covenants effective through March 31, 2021. Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement will resume in effect. The Second Amendment requires us to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021. Under the terms of the Second Amendment, we are not permitted to exceed $55.0 million in our outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate will be 4.5% and we are restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until we are in compliance with the original covenants of the 2019 Credit Agreement. We expect to be in compliance with the original terms of the 2019 Credit Agreement prior to June 30, 2021.

We have already experienced an adverse effect on our revenues and results of operations due to the coronavirus outbreak. The full extent to which the COVID-19 outbreak impacts our results and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the coronavirus and the actions taken to contain the virus or treat its impact, among others. Complications from the COVID-19 outbreak could have a material adverse effect on the results of our operations, financial position, and cash flows particularly if such complications have an extended duration. See also Part II, Item 1A – Risk Factors.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Nine Months Ended
	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$27,061	$79,502
Net cash used in investing activities	(186,839)	(15,454)
Net cash provided by (used in) financing activities	187,262	(28,178)
Foreign currency effect on cash	(741)	(196)
Net increase in cash	$26,743	$35,674

Net Cash Provided by Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2020, were $27.1 million, including our net loss of $105.6 million and non-cash expenses of $100.4 million for items such as amortization of intangibles, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, restructuring charges, deferred income taxes and imputed interest.  Other sources of cash for the period included a decrease in accounts receivables, inventory and prepaid expenses and other current assets. This was partially offset by decreases in accounts payable, accrued compensation, other current and long-term liabilities, and operating lease liabilities.

Cash flows provided by operations in the nine months ended March 31, 2019, were $79.5 million, including our net loss of $8.8 million and non-cash expenses of $61.8 million for items such as amortization of intangibles, share-based compensation, depreciation, deferred income taxes and imputed interest. Other sources of cash for the period included a decrease in accounts receivables, and inventories and increases in deferred revenues. This was partially offset by decreases in accounts payable, accrued compensation and other current and long-term liabilities, and increases in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2020 were $186.8 million, including $219.5 million for the acquisition of Aerohive (net of cash acquired), purchases of property and equipment of $12.6 million, which was partially offset by proceeds of $45.2 million related to the maturity and sales of short-term investments.

Cash flows used in investing activities in the nine months ended March 31, 2019 were $15.5 million which consisted of purchases of property and equipment of $16.2 million partially offset by proceeds of $0.7 million related to the sale of investments.

Net Cash Provided by (Used in) Financing Activities

Cash flows provided by financing activities in the nine months ended March 31, 2020 were $187.3 million due primarily to additional borrowings of $199.5 million under our 2019 Credit Agreement to partially fund our acquisition of Aerohive, $55.0  million of borrowings under our 2019 Revolving Facility, $9.5 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options, net of taxes paid on vested and released stock awards. This was partially offset by debt repayments of $29.8 million, payment of loan fees of $10.5 million, contingent consideration of $3.4 million, and $3.0 million for deferred payments on acquisitions.

Cash flows provided by financing activities also included repurchasing of our common shares of $30.0 million during the nine months ended March 31, 2020, in accordance with our approved share repurchase plan. The share repurchases were executed through an accelerated share repurchase program, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share repurchases, and/or open market purchases. As of March 31, 2020, we have $55.0 million available under our share repurchase plan. The 2019 Credit Agreement does not contain any restrictions on the amount of borrowings that can be used to make share repurchases, as long as we are in compliance with our financial and non-financial covenants.

Cash flows used in financing activities in the nine months ended March 31, 2019 were $28.2 million consisting of repayments of debt totaling $17.4 million, contingent consideration of $5.3 million, and $3.0 million for deferred payments on acquisitions.  This was partially offset by $13.0 million of proceeds from the issuance of shares of our common stock under our ESPP, the exercise of stock options and net of taxes paid on vested and released stock awards. Cash flows used in financing activities for the period also included repurchasing shares of our common stock valued at $15.0 million during the nine months ended March 31, 2019, in accordance with our approved share repurchase plan.

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the nine months ended March 31, 2020 and 2019, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Brazilian Real, Indian Rupee and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$425,500	$19,000	$57,000	$349,500	$—
Interest on debt obligations	84,965	21,705	40,001	23,259	—
Unconditional purchase obligations	37,085	37,085	—	—	—
Contractual commitments	100,658	20,367	40,733	20,171	19,387
Lease payments on operating leases	79,611	5,356	39,859	22,000	12,396
Deferred payments for an acquisition	12,000	4,000	8,000	—	—
Contingent consideration for an acquisition	2,940	779	2,071	90	—
Other liabilities	187	43	86	58	—
Total contractual cash obligations	$742,946	$108,335	$187,750	$415,078	$31,783

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

Lease payments on operating leases represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.

Deferred payments for the acquisition of the Data Center Business represent payments of $1.0 million per quarter.

Contingent consideration for the Capital Financing Business acquisition, at the estimated fair value.  Actual payments could be different.

Other liabilities include our commitments towards debt related fees and specific arrangements other than inventory.

The amounts in the table above exclude immaterial income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.

We did not have any material commitments for capital expenditures as of March 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from our 2019 Credit Agreement.  Our debt and 2019 Credit Agreement are described in Note 8. Debt, of our Notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q.  At March 31, 2020, we had $425.5 million of debt outstanding, all of which was from our 2019 Credit Agreement.  During the quarter ended March 31, 2020, the average daily outstanding amount was $380.0 million with a high of $430.3 million and a low of $375.3 million.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2020, on borrowings under our 2019 Credit Agreement as of March 31, 2020, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Outstanding debt	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	as of March 31, 2020	100 bps	50 bps
$(950)	$(475)	$380,033	$(950)	$(475)

*	Underlying interest rate was 5.06% as of March 31, 2020.

Cash Flow Hedges of Interest Rate Risk

In conjunction with our term loan under the 2019 Credit Agreement, we entered into interest rate swap contracts with large financial institutions. This involves the receipt of variable rate amounts from these institutions in exchange for us making fixed-rate payments without exchange of the underlying notional amount of $200.0 million of our debt. The derivative instruments hedge the impact of the changes in variable interest rates. We record the changes in the fair value of these cash flow hedges of interest rate risk in accumulated other comprehensive income (loss) until termination of the derivative agreements.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other expense, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of March 31, 2020, forward foreign currency contracts had a notional principal amount of $13.3 million and as of the three and nine months ended March 31, 2020 there were gains of $0.1 million. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At March 31, 2019, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a gain of $0.9 million and a loss of less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Foreign currency transaction gains and losses from operations was a gain of $1.1 million and a gain of $0.1 million for the nine months ended March 31, 2020 and 2019, respectively

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

On July 1, 2019, we adopted the new FASB lease standard ASC 842, which required us to change our accounting for leases. To facilitate accounting and reporting requirements related to ASC 842, we have implemented a software application for real estate and equipment lease accounting and made applicable changes to our internal controls over financial reporting around lease accounting and disclosure. In addition, we implemented a new application around revenue recognition in the second quarter of fiscal 2020 and made applicable changes to our internal controls as a result of this implementation.

Other than the changes discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) – 15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme Networks have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.

A novel strain of coronavirus emerged in December 2019. This coronavirus, now known as COVID-19, has spread around the world and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The spread of COVID-19 has had, and may continue to have, a material negative impact on our business, financial condition and results of operations. Current and potential impacts include, but are not limited to, the following:

•

the extended closures in early February 2020 and slow ramp up of capacity of many factories in China where our products and the components and subcomponents used in the manufacture of our equipment created, and could continue to create, supply chain disruptions for Extreme;

•	supply and transportation costs have increased, and may continue to increase, as alternate suppliers are sought;
•	reductions in passenger flights have led to a backlog of freight at airport terminals, causing further disruptions to the supply chain;
•	labor shortages within delivery and other industries due to extended worker absences could create further supply chain disruptions;
•	receivables and cash flow may be negatively impacted due to, among other things, supply chain disruptions or delays in customer payments;
•

demand for Extreme’s products and services, including Extreme’s enterprise-scale products, have been and may continue to be reduced due to, among other things, uncertainties in the global economy and financial markets, cancellation or postponement of large gatherings and reduction in office sizes as well as reduced customer spending;

•	orders or guidance to shut down non-essential businesses and for people to work from home have impacted the ability to ship products to customers and could inhibit sales opportunities;
•

labor shortages within Extreme due to extended employee absences could negatively impact Extreme’s business, including potential reductions in the availability of the sales team to complete sales and delays in deliverables and timelines within Extreme’s engineering and support functions;

•	fluctuations in foreign exchange rates could make our products less competitive in a price-sensitive environment for our non-U.S. customers; and
•	reductions in earnings could increase our costs of borrowing, reduce our ability to comply with our credit agreement covenants or make extensions of credit unavailable to us.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the affected areas, business closures or business disruptions and the effectiveness of actions taken in the affected areas to contain and treat the disease.

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

We may experience challenges or delays in generating or recognizing revenue for a number of reasons and our revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	our dependence on obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;
•	decreases in the prices of the products we sell;
•	the mix of products sold and the mix of distribution channels through which products are sold;
•	acceptance provisions in customer contracts;
•	our ability to deliver installation or inspection services by the end of the quarter;
•	changes in general and/or specific macro-economic conditions in the networking industry;
•	seasonal fluctuations in demand for our products and services;
•	a disproportionate percentage of our sales occurring in the last month of a quarter;
•	our ability to ship products by the end of a quarter;
•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;
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

We may not realize anticipated benefits of past or future acquisitions, divestitures and strategic investments, and the integration of acquired companies or technologies may negatively impact our business, financial condition and results of operations or dilute the ownership interests of our stockholders.

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

These actions could have a material adverse effect on our business, financial condition, and operating results or the price of our common stock. For example, on August 9, 2019, we completed our acquisition of Aerohive, a publicly held networking company, for approximately $264 million in cash consideration and assumption of certain employee equity awards.

There can be no assurance we will achieve the revenues, growth prospects and synergies expected from any acquisition or that we will achieve such revenue, growth prospects and synergies in the anticipated time period and our failure to do so could have a material adverse effect on our business, financial condition and operating results. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

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
•

incurrence of acquisition- and integration-related costs, goodwill or in-process research and development impairment charges, or amortization costs for acquired intangible assets, that could negatively impact our business, financial condition and results of operations;

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

In addition, we may not be able to successfully integrate any businesses, products, technologies, or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, financial condition, and operating results.

The global economic environment has and may continue to negatively impact our business, financial condition and operating results.

The challenges and uncertainty currently affecting global economic conditions, including the impact of the COVID-19 pandemic, may negatively impact our business and operating results in the following ways:

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

If global economic conditions do not show continued improvement, we believe we could experience material adverse impacts to our business, financial condition and operating results.

Our dependence on a few manufacturers and third parties for our manufacturing, warehousing, and delivery requirements could harm our business, financial condition, and operating results.

We primarily rely on our manufacturing partners: Alpha Networks; Senao Networks; Foxconn; Delta Networks, Wistron NeWeb Corporation, Quanta, and select other partners to manufacture our products. We have experienced delays in product shipments from some of our partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer or other partner, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing and other partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners or find replacements for them in a timely manner could adversely affect our business.  We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our manufacturing partners by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur. The failure to obtain such price reductions would adversely affect our business, financial condition, and operating results.

In addition, a portion of our manufacturing is performed in China and is therefore subject to risks associated with doing business outside of the United States, including the possibility of additional import tariffs. The United States government has previously announced import tariffs on goods manufactured in China. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by continuing to increase our costs and by making our products less competitive. We may not be able to pass such increased costs on to our customers. In addition, any relocation of contract manufacturing facilities to locations outside of China may increase our costs and could impact the global competitiveness of our products.

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

International sales constitute a significant portion of our net revenue. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenue. There are a number of risks arising from our international business, including:

•	longer accounts receivable collection cycles;
•	difficulties in managing operations across disparate geographic areas;
•	potential import tariffs imposed by the United States and the possibility of reciprocal tariffs by foreign countries;
•	difficulties associated with enforcing agreements through foreign legal systems;
•	reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;
•	higher credit risks requiring cash in advance or letters of credit;
•	potential adverse tax consequences;
•	compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations;
•	compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls and the Foreign Corrupt Practices Act;
•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;
•	political and economic turbulence or uncertainty, such as the United Kingdom’s withdrawal from the European Union that has created economic and political uncertainty in the European Union;
•	terrorism, war or other armed conflict;
•	compliance with U.S. and other applicable government regulations prohibiting certain end-uses and restrictions on trade with embargoed or sanctioned countries with denied parties;
•	difficulty in conducting due diligence with respect to business partners in certain international markets;
•	increased complexity of accounting rules and financial reporting requirements;
•	fluctuations in local economies; and
•	natural disasters and epidemics.

Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

Substantially all of our international sales are United States dollar-denominated. The continued strength and future increases in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice a larger portion of of our international customers in local currency, which would expose us to greater fluctuations in exchange rates between the United States dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

We have entered into foreign exchange forward contracts to offset the impact of payment of operating expenses in local currencies to some of our operating foreign subsidiaries. However, if we are not successful in managing these foreign currency transactions, we could incur losses from these activities.

Local laws and customs in many countries differ significantly from, or conflict with, those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies, procedures and training designed to ensure compliance with these U.S. and foreign laws and policies, there can be no complete assurance that any individual employee, contractor, channel partner, or agents will not violate our policies and procedures. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition and results of operations.

Over time we expect the average selling price of our products to decrease, which is likely to reduce gross margin and/or revenue.

The network equipment industry has traditionally experienced an erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. [Although we have recently increased prices,] over time we anticipate the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors. We may experience decreases in future operating results due to the erosion of our average selling prices. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenue and gross margin to decline.

 We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.

We have undertaken restructuring efforts in the past to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We cannot assure that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business, financial condition, and results of operations could be adversely affected.

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

We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory, which could have a material adverse effect on our business, operating results and financial condition. If orders exceed forecasts, we may have inadequate supplies of certain materials and components, which could have a material adverse effect on our ability to meet customer delivery requirements and to recognize revenue.

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

The extended factory closures in China in the wake of the COVID-19 outbreak reduced the capacity of our supply chain and may continue to do so. See also, Item 1A. Risk Factors—“The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.”

To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and a failure to do so can harm us.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We have experienced and may in the future experience significant turnover in our executive personnel.  Changes in our management and key employees could affect our financial results, and our prior reductions in force, may impede our ability to attract and retain highly skilled personnel.  We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel.  The market for such personnel is competitive in certain regions for certain types of technical skills.

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

In the past, our common stock price has fluctuated significantly. This could continue as we or our competitors announce new products, our results or those of our customers or competition fluctuate, conditions in the networking or semiconductor industry change, conditions in the global economy change, or when investors, change their sentiment toward stocks in the networking technology sector.

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

Due to the volatility in our stock price, we can make no assurance that we will be able to continue to meet the continuing listing requirements of The NASDAQ Stock Market (“NASDAQ”). If we are unable to meet the continuing listing requirements, NASDAQ may take steps to delist our common stock. This would adversely affect the ability of investors to trade in our stock, limiting the liquidity of our stock and decreasing its value.  If our stock was delisted by NASDAQ, this could negatively impact our ability to raise capital.  Delisting could be a negative factor with regard to employee engagement and could negatively impact sales.  Further, if our stock was delisted by NASDAQ, our stock may no longer be considered a covered security, and we would be subject to various state securities regulations.

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

Industry consolidation may lead to stronger competition and may harm our business, financial condition, and operating results.

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

While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, services, marketing and manufacturing functions as we focus on our foundational priorities, such as leadership in our core products and solutions and architectures for business transformation. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our business, financial condition, and operating results may be adversely affected.

Our success is dependent on our ability to continually introduce new products and features that achieve broad market acceptance.

The network equipment market is characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not regularly introduce new products in this dynamic environment, our product lines will become obsolete. These new products must be compatible and inter-operate with products and architectures offered by other vendors. We have and may in the future experience delays in product development and releases, and such delays have and could in the future adversely affect our ability to compete and our business, financial condition, and operating results.

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

The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, and results of operations, including the imposition of significant fines or other sanctions.

The cloud networking market is still in its early stages and is rapidly evolving. If this market does not evolve as we anticipate, or our target end customers do not adopt our cloud networking solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.

The cloud networking market is the fastest growing segment of the networking industry, with expected compound annual growth rates double that of on-premises managed networking, and this projected data led us to acquire Aerohive Networks in August 2019. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger networks and have increased the use of virtualization and cloud computing. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our channel partners and end customers more effectively and economically than those of other competitors or existing technologies.  If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy network switching products or if end customers do not recognize the benefits that our solutions provide, then our potential for growth in this cloud market could be adversely affected.

Claims of infringement by others may increase and the resolution of such claims may adversely affect our business, financial condition, and operating results.

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

In addition, our products include so-called “open source” software. Open source software is typically licensed for use at no initial charge but imposes on the user of the open source software certain requirements to license to others both the open source software as well as modifications to the open source software under certain circumstances. Our use of open source software subjects us to certain additional risks for the following reasons:

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

We believe even if we do not infringe the rights of others, we will incur significant expenses in the future due to defense of legal claims, disputes or licensing negotiations, though the amounts cannot be determined. These expenses may be material or otherwise adversely affect our business, financial condition, and operating results.

Our credit facilities impose financial and operating restrictions on us.

Our 2019 Credit Agreement imposes, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

Our 2019 Credit Agreement also requires us to achieve and maintain compliance with specified financial ratios and certain liquidity and revenue metrics. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios or metrics could result in a default under our 2019 Credit Agreement. For example, in April 2020, we obtained a limited waiver under the 2019 Credit Agreement relating to compliance with certain financial ratios.  If we are unable to renegotiate the terms of the 2019 Credit Agreement prior to the expiration of the waiver period set forth in such limited waiver, or if any further event of default occurs, the lenders under our 2019 Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our 2019 Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

Uncertainty about the future of the London Interbank Offered Rate (“LIBOR”) could impact the cost of our borrowing and ability to mitigate interest rate risk.

Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. Our 2019 Credit Agreement provides for interest to be calculated based on the London Interbank Offered Rate (“LIBOR”), however, the U.K. Financial Conduct Authority, which regulates LIBOR, announced in 2017 that it intends to phase out LIBOR by the end of 2021. With the expected discontinuation of LIBOR, the U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, an index based on transactions in the Treasury repurchase market. At this time, we cannot predict how markets will respond to this or other proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR, which could increase our cost of borrowing and could impact our ability to enter into hedging arrangements to mitigate interest rate risk.  If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

If we fail to meet our payment or other obligations under our 2019 Credit Agreement, the lenders under such 2019 Credit Agreement, as amended, could foreclose on, and acquire control of, substantially all of our assets.

Our 2019 Credit Agreement is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our 2019 Credit Agreement are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due or comply with other obligations and covenants under our 2019 Credit Agreement, the lenders under our 2019 Credit Agreement will have the right to proceed against these pledged capital stock and take control of substantially all of our assets.

Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.

Our 2019 Credit Agreement may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing to achieve and maintain compliance with specified financial ratios under our 2019 Credit Agreement, as amended.  We may not be able to access additional capital resources due to a variety of reasons, including the restrictive covenants in our 2019 Credit Agreement and the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition and results of operations could be materially adversely affected.

Our operating results may be negatively affected by legal proceedings.

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 10 to our Notes to Condensed Consolidated Financial Statements included elsewhere in this Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product updates. We have experienced component problems in prior years that caused us to incur higher than expected warranty, service costs and expenses, and other related operating expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty, repair and replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defective returns based on our historical experience, our business, financial condition, and results of operations would be adversely affected.

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

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term. Under specified conditions, some third-party distributors are allowed to return products to us and unexpected returns could adversely affect our business, financial condition, and results of operations.

Our channel partners and other indirect distribution channels have been negatively impacted by COVID-19 and the resulting economic decline, and may continue to be so impacted.  This has resulted in, and may continue to result in, decreased sales.

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

Failure to successfully optimize our sales and support teams or educate them in regard to technologies and our product families may harm our business, financial condition, and results of operations.

The sale of our products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. We may not be able to increase net revenue unless we optimize our sales and support teams in order to address all of the customer requirements necessary to sell our products.

We cannot assure that we will be able to successfully integrate employees into our Company or to educate and train current and future employees in regard to rapidly evolving technologies and our product families. A failure to do so may hurt our business, financial condition, and results  of operations.

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

Recent U.S. tax legislation may materially adversely affect our business, financial condition and results of operations.

U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon enactment on December 22, 2017, without any transition periods or grandfathering for existing transactions. The legislation remains unclear in certain respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, there is still uncertainty about how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Our analysis and interpretation of this legislation was completed in the second quarter of the fiscal year ended June 30, 2019, and based on our determination, the reduction of the U.S. corporate income tax rate did not have a materially adverse impact to our earnings given our U.S. valuation allowance. We determined the one-time transition tax did not have a materially adverse impact given our ability to utilize existing tax attributes. An estimate of the impact was recorded in the second quarter of the fiscal year ended June 30, 2018, and a final adjustment to the estimate was recorded in the second quarter of fiscal year ended June 30, 2019 as allowed under the relevant accounting guidance issued by the SEC. We believe the limitation on interest deductions, the expanded limitation on executive compensation deductions and the anti-base erosion provisions in the legislation may negatively impact our cash flows going forward.  There may be other material adverse effects resulting from the legislation that we have not yet identified.

Changes in the effective tax rate including from the release of the valuation allowance recorded against our net U.S. deferred tax assets, or adverse outcomes resulting from examination of our income or other tax returns or change in ownership, could adversely affect our business, financial condition, and results of operations.

Our future effective tax rates may be volatile or adversely affected by changes in our business or U.S. or foreign tax laws, including: the partial or full release of the valuation allowance recorded against our net U.S. deferred tax assets; expiration of or lapses in the research and development tax credit laws; transfer pricing adjustments; tax effects of stock-based compensation; or costs related to restructuring. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material, adverse impact on our business, financial condition, and results of operations.

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to Section 382 of the U.S. Internal Revenue Code. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we will pay a higher rate of tax with respect to the amount of taxable income that exceeds the limitation. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted the Restated Rights Plan to help protect our assets. In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our Board, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. Our Restated Rights Plan is effective through May 31, 2020.

 Provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan may delay or prevent an acquisition of Extreme, which could decrease the value of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

Our Restated Rights Plan provides that if a single stockholder (or group) acquires more than 4.95% of our outstanding common stock without a waiver from our Board, each holder of one share of our common stock (other than the stockholder or group who acquired in excess of 4.95% of our common stock) may purchase a fractional share of our preferred stock that would result in substantial dilution to the triggering stockholder or group. Accordingly, although this plan is designed to prevent any limitation on the utilization of our net operating losses by avoiding issues raised under Section 382 of the U.S. Internal Revenue Code, the Restated Rights Plan could also serve as a deterrent to stockholders wishing to effect a change of control.

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

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and its stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the U.S. Securities and Exchange Commission or NASDAQ. We may also be required to restate our financial statements from prior periods. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

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

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could adversely affect our business, financial condition and results of operations.

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive or classified information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. In addition, as a provider of products and services to the government, our products and services may be the targets of cyber-attacks that attempt to sabotage or otherwise disable them, or our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

If our products do not effectively inter-operate with our customers’ networks and result in cancellations and delays of installations, our business, financial condition and results of operations could be harmed.

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must inter-operate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software networking solutions to fix or overcome these errors so that our products will inter-operate and scale with the existing software and hardware, which could be costly and could negatively affect our business, financial condition, and results of operations. In addition, if our products do not inter-operate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be canceled. This could harm our operating results, financial condition and damage our reputation, and seriously harm our business and prospects.

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

Our headquarters and some significant supporting businesses are located in Northern California and other areas subject to risks of natural disasters that could disrupt our operations and harm our business, financial condition and results of operations.

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

In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries. If such disruptions result in delays or cancellations of customer orders for our products, our business, financial condition and operating results will suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides stock repurchase activity during the three months ended March 31, 2020 (in thousands, except per share amounts).

	Total		Total Number of Shares	Approximate Dollar Value
	Number of	Average	Purchased as Part of	of Shares
	Shares	Price Paid	Publicly Announced	That May Yet Be Purchased
	Purchased	per Share	Plans or Programs	Under the Plans or Programs
Remaining shares available to repurchase (1)				$19,821
Increase in authorization (1)				40,000
January 1, 2020 - January 31, 2020	—	$—	—	—
February 1, 2020 - February 29, 2020 (2)	381	12.64	381	4,821
March 1, 2019 - March 31, 2020	—	—	—	—
Total	381	$12.64	381	$55,000

(1)

On November 2, 2018, the Company announced that its had authorized management to repurchase up to $60.0 million of its common stock for two years from the date of authorization. Purchases may be made from time to time in the open market or in privately negotiated transactions, including accelerated share repurchases. A maximum of $35.0 million of the Company’s common stock may be repurchased in any calendar year. In February 2020 the Board increased the authorization to repurchase by $40.0 million to $100.0 million which expires three years from the authorization on February 5, 2020.

(2)

In November 2019, the Company entered into an accelerated share repurchase agreement (“the November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded in additional paid-in-capital as a forward contract in the Company’s common stock. The forward contract was settled on January 24, 2020 and the Company received an additional 381,505 shares of its common stock. Total shares repurchased under the November 2019 ASR were 4,231,505 shares at an average cash purchase price of $7.09.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

The information set forth below is included herein for the purpose of providing disclosure required under “Item 5.03. Amendments to Articles of Incorporation or Bylaws” of Form 8-K.

Effective May 8, 2020, the Board approved and adopted amendments to the existing bylaws of the Company (as so amended, the “Bylaws”).

The amendments revise the deadline in the Bylaws for advance notice of nominations for an annual meeting of stockholders to generally not earlier than the close of business 120 days prior to the one-year anniversary of the preceding year’s annual meeting and not later than the close of business 90 days prior to such one-year anniversary; provided, however, that the amendments do not apply to the 2020 annual meeting of stockholders.  In addition, the amendments revise the deadline in the Bylaws for advance notice of director nominations for a special meeting of stockholders where directors will be elected to generally not earlier than the close of business 120 days prior to such special meeting and not later than the close of business 90 days prior to such special meeting, or, if later, the tenth day following public disclosure of the special meeting.

The amendments also revise the advance notice disclosure requirements contained in the Bylaws requiring the stockholder proposing business or nominating directors or to provide additional information about the stockholder’s ownership of securities in the Company (including ownership of derivative securities) and material litigation, relationships and interests in material agreements with or involving the Company.  The Bylaws also require the stockholder to provide information regarding the proposed business and any related agreements between the stockholder and any other beneficial holder of the Company’s stock.  Further, the Bylaws require the stockholder to provide additional information regarding any candidate the stockholder proposes to nominate for election as a director, including all information with respect to such nominee that would be required to be set forth in a stockholder’s notice if such nominee was a stockholder delivering such notice and a description of any direct or indirect material interest in any material contract or agreement between or among the nominating stockholder and each nominee or his or her respective associates.  Additionally, the Bylaws require any candidate for the Board, whether nominated by a stockholder or the Board, to provide certain background information and representations regarding disclosure of voting or compensation arrangements, compliance with the Company’s policies and guidelines and intent to serve the entire term as a director.

The amendments also add forum selection provisions, which provide that, unless the Company consents in writing to the selection of another forum, (a) the Delaware Court of Chancery will be the sole and exclusive forum for the following actions: (i) any derivative action or proceeding brought by or on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of the Company to the Company or the Company’s stockholders; (iii) any action arising pursuant to any provision of the General Corporation Law of the State of Delaware or the Company’s certificate of incorporation or the Bylaws; and (iv) any action asserting a claim against the Company governed by the internal affairs doctrine and (b) the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.  Additionally, the amendments include language pursuant to which stockholders are deemed to have consented to personal jurisdiction in the Delaware Court of Chancery or the federal district courts of the United States, as applicable, and to service of process on their counsel in any action initiated in violation of the forum selection provisions.

The amendments also revise the number of directors required to call a special meeting of the Board to a majority of the authorized directors, allow the Board to set separate record dates for shareholders receiving notice of a shareholder meeting and shareholders entitled to vote at a shareholder meeting and include certain other technical, conforming, modernizing and clarifying changes to the Bylaws.

The foregoing description of the amendments is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.4	Amended and Restated Bylaws of Extreme Networks, Inc. (as Amended and Restated Effective May 8, 2020)				X

10.49	Executive Vice President Severance Policy.	10-Q	1/30/2020	10.49

10.50	Separation Agreement with Robert Gault.	10-Q	1/30/2020	10.50

10.51

First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.

X

10.52

Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.

X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

May 11, 2020