Form 10-K
period 2020-06-30
EXTREME NETWORKS INC
filed 2020-08-31
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-25711

Extreme Networks, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0430270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6480 Via del Oro San Jose, California	95119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 579-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EXTR	Nasdaq Global Select Market

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

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $0.7 billion as of December 31, 2019 the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Market reported on such date.  For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date.

122,544,308 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the year ended June 30, 2020 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

PART I

Item1. Business

Overview

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leader in providing cloud-driven networking solutions for enterprise, data center, and service provider customers from the IoT edge to the cloud that are agile, adaptive, and secure to enable autonomous enterprises of the future. In providing a combined end-to-end solution from the enterprise edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment as well as designs and develops a leading cloud networking platform and application portfolio using cloud management, machine learning, and artificial intelligence to deliver network policy, analytics, security, and access controls. Extreme cloud-driven technologies provide flexibility and scalability in deployment, management, and licensing of networks globally, and the global cloud footprint provides service to over 50,000 customers and over 10 million daily users.

Even as we increased the breadth of our portfolio and scale of our organization over the past several years, we continue to value the attributes of a small company by remaining nimble and responsive to create effortless networking experiences that enable all of us to advance. We are relentless in our commitment to our 50,000 customers and 7,000 partners around the world, building networks that leverage the power of machine learning, artificial intelligence, analytics, and automation to drive competitive advantage, accelerate innovation, and improve the human experience.

Enterprise network administrators need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business, and the ever-present need for network security.  In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared the outbreak a pandemic. Particularly in 2020, COVID-19 has accelerated digital transformation efforts for organizations everywhere, driving rapid adoption of new cloud technologies to support remote working and online learning.  For organizations bringing employees back to work and students back into schools, technology drivers such as IoT (Internet of Things), Robotics automation, occupancy management, and contact tracing applications have a profound effect across the entire enterprise network by placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, security, and analytics of the enterprise networks they manage.

Improving the network experience for enterprises that increasingly require greater simplification at the edge or the access layer of the network remains a key focus for Extreme. In fiscal year 2020 we augmented our cloud and infrastructure offerings by closing the acquisition of Aerohive Networks, which allowed us to focus our product and go to market strategy on delivering ease and simplicity in deployment, management, licensing, and operation of networking, with a particular emphasis on Wi-Fi, security, and analytics. Cloud-Driven Networking positions us to deliver effortless experiences to organizations of various sizes by combining our software-driven applications with machine learning and artificial intelligence to assist in collecting data to build, secure, and maintain agile and distributed environments. In addition, we are the only major vendor who can provide these enterprise-class capabilities in public cloud, private cloud, and on-premises deployment options with a single, unified license and end-to-end portfolio.

We have chosen to focus on enterprise cloud networking based on compelling benefits we believe we can offer our customers. Legacy approaches to network management have relied on complex enterprise applications that customers must install, integrate, maintain, and administer. New releases were infrequent, and updates installed by customers even less frequent. In contrast, our cloud-based ExtremeCloud IQ application provides a single, integrated management view across the entire network that a customer can access from virtually anywhere. We maintain and administer the network management application in global regional data centers from Amazon Web Services (AWS), Google Cloud Platform (GCP), and Microsoft Azure, delivering the industry’s only completely cloud-

agnostic network management application which users then access as a subscription service that can be regularly updated in response to new features or urgent changes.

With our innovations in cloud management, we believe we can deliver a number of important capabilities to our customers. While enterprise customers want simplified network management, they still need a full set of features and capabilities. Our “progressive disclosure” user interface means that advanced features are available but are hidden from view when not being used. Similarly, organizations that need to deploy the network often do not have technical staff at every location. Our cloud management supports automated provisioning, where a device that is connected to the network for the first time can automatically find and download its proper configuration. Our cloud management solution also includes troubleshooting capabilities, such as customized vertical-specific dashboards with Key Performance Indicators (KPIs), to identify potential issues, and monitoring, to research and resolve them. Finally, cloud management makes it possible for a customer to evaluate the capabilities of our solution. Overall, by taking advantage of our innovative capabilities, our customers are able to manage even large networks with a small staff and limited resources. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments.

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

•

Artificial Intelligence: Artificial Intelligence (“AI”) is a set of technologies that enable computers to simulate the cognitive knowledge-processing capabilities of humans. Because it is artificial, the objective of most work in AI is to augment the capabilities of humans, not to replace them. Just as computers in general are applied to tedious and repetitive tasks, AI-based solutions can deal with often large (“Big Data”) volumes of digitally-encoded information dispassionately, unemotionally, rapidly, and, depending upon the parameters of a specific application and implementation, accurately. In network administration, AI can be applied to dealing with the “more-variables-than-equations nature” of radio frequency settings in even very-large-scale Wi-Fi installations.  The goal is to achieve optimal network-wide performance more accurately and at lower cost than would be possible with humans alone.

•	Bluetooth Low Energy: A variant of Bluetooth that creates a local area network technology that enables easy, low power connectivity to smartphones and other devices. Generally abbreviated as BLE.
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

•	Data Center Fabric technologies: Also known as networking switch fabric, is the basic topology of how a network is laid out and connected to switch traffic on a data or circuit-switched network.
•	Fabric Attach: Fabric Attach (“FA”) fundamentally introduces autonomic/automatic attachment to network services for end users IoT devices to a network infrastructure.
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

Industry Background

Enterprises are adopting new IT delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. With the impact of COVID-19, IT teams in every industry will need more control and better insights than ever before to ensure secure distributed connectivity and comprehensive centralized visibility. Machine Learning (ML) and Artificial Intelligence (AI) technologies have the potential to vastly improve the network experience in this post-pandemic world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and AI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of how distributed the network is.

We believe that the network has never been more vital than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more SaaS-based applications, the cloud is fundamental to establishing a new normal. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability.

As enterprises continue migrated increasing numbers of applications and services to either private clouds or public clouds offered by third parties and are adopting new IT delivery models and applications, this requires fundamental network alterations and enhancements spanning from device access point to the network core.  In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments.

Customers are beginning to regain a sense of normalcy following the worldwide outbreak of the COVID-19 pandemic. Extreme stands to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic fabric attach architecture, that delivers simplicity for moves and changes at the edge of the network, together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching and Wi-Fi, agnostic of the existing networking or wireless equipment they already have installed. In the end, we expect these customers to see lower capex, lower subscription costs, lower cost of ownership and get higher flexibility along with a more resilient network.

We estimate the total addressable market for our solutions consisting of Cloud Networking, Wireless Local Area Networks (WLAN), Data Center networking, Ethernet switching, campus LAN, and Software-Defined WAN (SD-WAN) solutions is approximately $27 billion and growing at approximately five percent per year over the next three years.  We believe Extreme’s products, solutions, and services along with our geographic focus allow us to address $20 billion of this market.

We believe that the networking industry, while heavily impacted by the COVID-19 pandemic, will recover and provide the foundation for the technological change necessary to move forward as key drivers emerge in the technology space:

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

•

Agile Working Environments. The most significant impact of the COVID-19 pandemic was the mass adoption of telecommuting. Many businesses and educators were tasked with setting up remote workplaces or enabling remote learning overnight. A key lesson learned by IT departments was the importance of remaining flexible and creating agile work environments. Different users and industries have diverse remote access requirements. For example, a doctor working from home who requires remote access to patient data and scans has greater security and compliance requirements than that of a student accessing Google cloud for remote learning. Considerations such as bandwidth and quality of service make the importance of enterprise-quality connectivity and security (especially for compliance obligations such as HIPAA or PCI) a key component of maximizing productivity in all working environments.

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

•

Verticals such as retail, finance, healthcare, education, manufacturing, government and hospitality (which includes sports and entertainment venues) are connecting with their customers and guests beyond the network. These enterprises are investing in guest and location technologies that connect with their customers via their mobile devices over their WLAN. This allows them to obtain rich analytics for contextual marketing, which in turn, enables them to deliver a personalized brand experience. Extreme applications have been built on cloud-based technology for simple implementation and fast release to market to better provide necessary insights into guest demographics and location-based analytics.

•

The Internet of Things. The Internet of Things is having dramatic effects on network infrastructure in healthcare, education, manufacturing, government and retail as more “smart” devices are entering the networks. The proliferation of these devices has increased significantly as additional sensors are added to assist in the new use cases, such as contact tracing and occupancy management, emerging as companies assess requirements for re-entry into these environments. These devices pose opportunities as well as threats to the network. Extreme delivers security for end points which have limited or even no embedded security capabilities and provides comprehensive ML and AI-driven visibility and analytics for how devices are used across the entire deployment.

•

Vendor consolidation is expected to continue. Consolidation of vendors within the enterprise network equipment market and between adjacent markets (storage, security, wireless & voice software and applications) continues to gain momentum. We identified this trend in 2013 with our acquisition of Enterasys Networks, Inc. (“Enterasys”). Further, we believe customers are demanding more end-to-end, integrated networking solutions. To address this demand, we acquired the wireless local area network business (“WLAN Business”) of Zebra Technologies Corporation (“Zebra”) in October 2016, the fabric-based secure networking solutions and network security solutions business (the “Campus Fabric Business”) from Avaya Inc. (“Avaya”) in July 2017, and the data center business (the “Data Center Business”) from Brocade Communication Systems, Inc. (“Brocade”) in October 2017, and acquired the entire Cloud Networking portfolio from Aerohive Networks, Inc. (“Aerohive”) in August 2019.

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

The addition of Aerohive brings us a cloud option to service all of our customer verticals and requirements, and delivers a path for ExtremeManagement Center customers to gain additional value and services from ML and AI-derived insights and analytics by connecting to ExtremeCloud IQ.

○	Enterprise adoption of the cloud and open-source options are disrupting traditional license and maintenance business models.
➣

We announced the industry’s only universal cloud subscription license, called ExtremeCloud IQ Pilot, which is a completely device, cloud, and deployment agnostic license that extends across the entire Extreme portfolio of network infrastructure options. Extreme also began participation in the OpenSwitch program in May 2016, and recently announced our intent to move Stackstorm, an open source project acquired with Brocade in 2017, to the Linux Foundation.

o

Enterprise adoption of new financing solutions allows for increased flexibility, limited investment and zero long-term commitments.  These offerings are changing the traditional CAPEX model to OPEX models using financing purchases over time are disrupting traditional sell-in business models.

➣

We announced Extreme Capital Solutions in April 2018. The offering includes subscription, capital leasing and usage business models that provide flexibility for partners and customers, as well as Network as a Service options for customers who want to move more of their costs to OPEX. In fiscal 2020 we introduced the Lending Enablement and Assistance Program, which provides preferential financial terms for qualified channel partners across the Americas and Europe to help aid our customers and partners in purchasing Extreme solutions during this challenging macroeconomic climate.

○	Growth of wireless devices continues to outpace hardwire switch growth.
➣

We began shipping our 802.11ax/Wi-Fi 6 access points in the fiscal year 2019, which are designed to deliver secure, intelligent, and scalable Wi-Fi connectivity in the most dense, crowded environments, such as stadiums, and in any weather condition – giving every customer access to high-efficiency Wi-Fi just like in NFL stadiums. With our acquisition of Aerohive, we have one of the broadest portfolios of Wi-Fi 6 access points in the industry, and are the only vendor to offer complete choice in public, private, or on-premises management as well as between all major cloud hyperscaler providers.

The Extreme Strategy

We are focused on delivering cloud-driven end-to-end networking and software solutions for today’s enterprise environments. From wireless and wired access technologies, through the campus, core, and into the datacenter, Extreme is developing solutions to deliver outstanding business outcomes for our customers. Leveraging a unified management approach, both on-premises and in the cloud, we continue to accelerate adoption and delivery of new technologies in support of emerging trends in enterprise networking. We continue to execute on our growth objectives by seeking to maximize customer, partner, and stockholder value.  As we advance our strategy to transition our business to subscription-oriented Cloud solutions, we also plan to change the mix of our revenue to a more recurring basis.

In fiscal 2017, we completed the acquisition of the WLAN Business from Zebra. In fiscal 2018, we completed the acquisitions of the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In August 2019, we acquired the entire Cloud Networking portfolio from Aerohive. These acquisitions support our growth strategy to lead the enterprise network equipment market with end-to-end software-driven cloud and on-premises solutions for enterprise customers from the data center to the wireless edge. After the closing of the acquisitions of the Campus Fabric Business and Data Center Business, Extreme immediately became a networking industry leader with more than 30,000 customers. In addition, the acquisition of Aerohive brought us another 20,000+ customers and solidifies our position as the second ranked cloud networking provider globally.  Our acquisitions and resulting scale have given us brand recognition and built franchise value in the enterprise sector.  Today, Extreme is better positioned than ever before for new growth opportunities given our end-to-end product portfolio, the most advanced Cloud platform, network automation software from IoT wireless edge to datacenter, our status as a leader in the Gartner magic quadrant, our #1 position in service and our large base of 50,000 customers. As a network switching leader in enterprise, datacenter, and cloud, we combine and extend our world-class products and technologies to provide customers with some of the most advanced, high performance and open solutions in the market as well as a superb overall customer experience.  The combination of all the Extreme ElementsTM is significant in that it brings together distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center to offer a complete, unified portfolio of cloud-driven network access solutions.  With the integration progress, product and engineering efforts underway, and market position we have established, the go-to-market pivot is the final step in our transformational journey that began in 2015.  The growth of the cloud networking portion of the networking market from $2.6 billion in 2019 to over $7 billion by 2023, according to IHS, creates a unique white space opportunity for us to leverage our capabilities and gain share in this developing segment of the enterprise networking market.

Key elements of our strategy include:

•

Creating effortless networking solutions that allow all of us to advance. We believe that progress is achieved when we connect—allowing us to learn, understand, create, and grow. We make connecting simple and easy with effortless networking experiences that enable all of us to advance how we live, work, and share.

•

Focus on being nimble and responsive to customers and partners. We work with our customers to deliver cloud-driven solutions from the IoT edge to the cloud that are agile, adaptive, and secure to enable digital transformation and post-pandemic connectivity for our customers. We help our customers move beyond just “keeping the lights on”, so they can think strategically and innovate. By allowing customers to access critical decision-making intelligence, we are able to reduce their daily tactical work, so they can spend their time on learning and understanding how to innovate their business with IT.

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

•

Cloud-driven networking services-led solutions. Our cloud-driven solutions provide visibility, control and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points, WLAN controllers, routers, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed and controlled from a single pane of glass on-premises or from the cloud.

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

•

Expand Wi-Fi technology leadership.  Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The increase in demand being seen today, fueled by more users with multiple devices, increases the expectation that everything will just work. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console.  We are at a technology inflection point with the pending migration from Wi-Fi 5 solutions to Wi-Fi 6 (802.11ax), focused on providing more efficient access to the broad array of connected devices. We believe we have one of the industry’s broadest Wi-Fi 6 wireless portfolios providing intelligence for the wired/wireless edge and enhanced by our 4th generation cloud architecture with machine learning and AI-driven insights.

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

•

Expand market penetration by targeting high-growth market segments.  Within the Campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth.  Our Data Center approach leverages our product portfolio to address the needs of public and private Cloud Data Center providers.  Within the Campus we also target the high-growth physical security market, converging technologies such as Internet Protocol (“IP”) video across a common Ethernet infrastructure in conjunction with technology partners. Cloud networking compound annual growth rate will continue to outpace on-premises managed networking and our focus is on expanding our technology foothold in this key segment with the acquisition of Aerohive to accelerate not only cloud management adoption, but also subscription-based licensing (SaaS) consumption.

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

Our key points of differentiation include:

•

Extreme is a provider of high quality, cloud-driven, secure networking solutions and the industry’s #1 customer support organization. We are the only end-to-end cloud-driven networking vendor with management, intelligence, and assurance values built into every solution. We have a unique ability to deliver new releases of next generation portfolio Elements organically and through acquisition.

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

•

Strength in the channel. Extreme sells products primarily through an ecosystem of channel partners which combine our portfolio elements together to create customized IT solutions for end user customers.

Products

Our cloud-driven networking products offer ML and AI powered high-performance networking, granular visibility and control, and strategic intelligence for business innovation and operational simplicity. Our 4th generation cloud architecture provides a foundation for delivering more “Value as a Service” options to our customers by delivering intelligent, ML-assisted insights along with applications for network policy, analytics, security, and access control. We have the most comprehensive end-to-end portfolio that spans from the access edge to the cloud, with an emphasis on agile, adaptive, and secure access points, switches, and routers. Our hardware portfolio delivers powerful fabric technologies to enable network-wide automation that provides simple “plug-and-play” operation and much faster time-to-service. We build our products into vertical market solutions with customized dashboards and features for converged campus networks that provide user and device mobility.  Data Center and Cloud administrators are able to virtualize their servers and storage over our high-performance Ethernet infrastructure. Extreme’s cloud-driven access control and analytics software provides security, visibility, control, and strategic intelligence from the Data Center to the Edge.

Our product categories include:

•     4th Generation Cloud Networking Platform: Core to our product portfolio and providing the end-to-end visibility from the access edge to the data center is our industry-first 4th generation cloud platform and cloud management application, ExtremeCloud IQ. ExtremeCloud IQ is an ML/AI powered, wired and wireless cloud network management solution that offers advanced visibility and control over users, devices, and applications. ExtremeCloud IQ keeps operational cost low, adjusts to customer demand, and delivers robust functionality for provisioning, management, and troubleshooting, as well as the industry’s only unlimited data access for the life of the subscription, and guaranteed data durability to assure access with 100% uptime. ExtremeCloud IQ also empowers our partner community and Managed Service Providers (“MSPs”) to explore new revenue streams without additional investment in Cloud infrastructure. Integrated application analytics allow MSPs to deliver insights about how customer networks are being used and which policies they need to implement to optimize the user experience. Elasticity and extensive Representational State Transfer (“REST”) APIs enable end-to-end automation and empower MSPs to be more agile and responsive to customer needs. The APIs combined with zero-touch provisioning, multi-tenancy, and delegation allows MSPs to optimize their operations and address the needs of geographically distributed customers from a single location. The ExtremeCloud IQ application already manages over a million devices and 10 million clients in the public, private, and on-premises global cloud deployment, and produces over 6 petabytes of data per day that is used with machine learning to deliver valuable insights and analytics to Extreme customers.

•    Automation, Analytics, and Security Applications: Our application portfolio delivers additional analytics, security, access control, and management insights both on-premises and in the cloud. In addition to powerful applications such as ExtremeLocation and ExtremeCompliance, Extreme Management Center empowers our customers to turn their network into a strategic business asset that drives crucial business objectives. It provides visibility, control, and meaningful information across the wired and wireless network, from the edge to the private cloud, and across multi-vendor environments. Extreme Management Center gives IT departments visibility and automated control over users, devices, and applications by enabling them to manage, automate, and report on the entire network and applications. With Extreme Management Center, IT can correlate network and application performance with user and device activities to troubleshoot issues quickly. Strategic information from the network allows enterprises to make real-time decisions on policies, devices, applications, and people. This way, the implementation of new technologies such as BYOD and IoT can be automated and securely executed. Customers can deploy, configure, monitor and support the complete range of wired, wireless and switching infrastructure and set network-wide policy to enable enterprises to reduce the overall cost of network administration and operations, protect corporate resources and provide a consistently high-quality user experience that is managed through a single pane of glass, no need to switch screens or applications.

○

Network access control for secure BYOD and IoT management. ExtremeNAC enables enterprises to unify the security of their wired and wireless networks with in-depth visibility and control over users, devices, and applications. Granular policy controls enable enterprises to comply with policies and compliance obligations. ExtremeNAC provides the ability to locate, authenticate, and apply targeted policies to users and devices as users connect to the network for secure BYOD, guest access, and IoT. ExtremeNAC is integrated with major enterprise platforms, including solutions for network security, enterprise mobility management, analytics, Cloud, and Data Center. In addition, it offers an open northbound API for customized integrations to key enterprise platforms.

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

ExtremeAnalytics is a network-powered application analytics and optimization solution that captures network data, then aggregates, analyzes, correlates, and reports on it to enable better decision making and improved business performance. Granular visibility into network and application performance, users, locations and devices empower our customers to make data-driven business decisions. Customers can save operational costs, solve issues faster, and deliver a superior end user experience with real-time data in one easy-to-read dashboard. Our solution speeds up troubleshooting by separating the network from application performance, so IT can quickly identify root-causes. ExtremeAnalytics makes our customers’ networks safer as it monitors shadow IT, identifies and reports malicious or unwanted applications, and monitors security compliance. Because of the value ExtremeAnalytics provides, Extreme was selected as the Official Wi-Fi & Analytics Provider for the NFL.

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

•

Wireless LAN Access Points: Our Wireless Access Point portfolio includes both indoor and outdoor Wi-Fi 6 and prior generation Access Points. Proven in the most demanding environments, ExtremeWireless delivers an exceptional experience for BYOD and mobile users wherever they may roam. During fiscal year 2020, we acquired Aerohive Networks, thereby giving us one of the industry’s broadest and most comprehensive Wi-Fi 6 portfolios. Included in that portfolio are our custom stadium and large venue Wi-Fi 6 outdoor APs, which when combined with ExtremeAnalytics are the basis of our selection as the Official Wi-Fi & Analytics Provider for the NFL.

In addition to powering large venues and stadiums, our Extreme Access Points also deliver flexible and scalable options for highly distributed environments at top brands globally. Our APs allow our customers to purchase unified hardware, starting with our Wi-Fi 6 (802.11ax) access point portfolio, and choose the software mode option for the optimal deployment architecture in their environment. In fiscal year 2020, we introduced updates to AirDefense; a premier wireless security solution, delivering intrusion detection and prevention capabilities across the wireless portfolio.

•     Edge, Campus, and Data Center Switching: Our switching portfolio includes products designed to make every connection effortless by enabling the deployment of high speed performance at scale for access, high-density, campus, core, and data center environments. Within the ExtremeSwitching portfolio are Access Edge products offering connection speeds ranging from 100M to 25G – including edge multi-rate 2.5Gbps and 5Gbps capabilities. These Switches provide various physical presentations (copper and fiber) along with options to deliver traditional Ethernet or convergence-friendly Power-over-Ethernet (“POE”), including high-power universal POE consisting of 90W power to support new classes of Ethernet-powered devices. These Switching products, combined with our unique Fabric capability, deliver automation and hypersegmentation, as well as features, performance, and reliability required by our customers to deploy, operate and manage converged infrastructure, along with the ability to harden the perimeter of the network infrastructure.

Our Aggregation/Core Switches are designed to address the demanding needs of Aggregation, Top-of-Rack, and Campus Core environments.  Delivering 10G, 25G, 40G, 50G, and 100G connectivity with maximum throughput and reliability, these switches provide flexible Ethernet connectivity over a range of interface types and speeds and are available in both fixed and modular configurations. These Switching platforms, in conjunction with our advanced operating systems and centralized management software, provide the density, performance, and reliability required to serve in a diverse range of environments, especially where application demands and uptime expectations are mission-critical.

Our campus switch portfolio also includes next-generation, low-profile, high-density Ethernet switches that empower the creation of versatile always-on campus solutions that are Fabric-enabled and 25 to 100 Gigabit-ready. The technologies supported by these innovative platforms can also leverage automated network attachment to proactively reduce operational burden and time-to-service.

Extreme’s Data Center switches and routers provide high levels of reliability and throughput - specifically designed to address the exacting demands of high-performance enterprise and Cloud Data Centers.  These products are available in both fixed and modular chassis configurations and include a set of advanced features such as redundant management and fabric modules, hot-swappable line cards on our chassis-based platforms, as well as multi-speed stacking of up to 100G and flexible 10/25/40/50/100G port options on our fixed-form platforms, which makes these switches well-suited for a majority of enterprise Data Center environments.  Both platform types also provide redundant power supplies and fan trays to ensure high hardware availability.

These switches also provide key feature extensions for Data Centers through technologies that include Virtual Extensible LAN (“VXLAN”), MPLS/VPLS, and Shortest Path Bridging capabilities. Our industry-first integrated Extreme Fabric Automation (EFA) simplifies and adds scalability to even the highest performance environments. In addition to these capabilities, our Data Center Switches offer innovative traffic optimization enabling Virtual Machine (“VM”) mobility via Layer 3 Data Center Interconnect.  Our architecture delivers tens of millions of flows for deep visibility and control over users, services, and applications to meet the analytic and policy demands of today’s business applications.

•   SD-WAN Routing: The SD-WAN portfolio of products simplifies and secures networks from the branch to the cloud. ExtremeRouting delivers cloud-managed access across distributed environments, providing increased throughput, secure application-aware traffic shaping and monitoring, end-to-end Quality of Service (QoS), and dynamic link prioritization. These devices can be deployed with ease and at scale, and managed along with Extreme access points and switches to deliver a full-stack cloud-managed distributed networking solutions.

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2020, our worldwide sales and marketing organization consisted of 896 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in eight states and international sales offices located in 33 countries.

We sell our products primarily through an ecosystem of channel partners who combine our Extreme ElementsTM consisting of cloud-driven applications, switching, wireless, management and analytics software products with their vertical specific offerings to create compelling information technology solutions for end-user customers. We utilize our field sales organization to support our channel partners and to sell directly to certain end-user customers, including some large global accounts.

The details of our sales and distribution channels are as follows:

•

Alliance, Original Equipment Manufacturers ("OEM") and Strategic Relationships. We have active alliance, OEM & strategic relationships with Barco NV, Ericsson Enterprise AB, Silicon Graphics International, Inc. (acquired by HPE), PC HK Ltd., Nokia, and Broadcom as well as other global industry technology leaders in which our products are qualified to be included into an overall solution or reference architecture.  These tested and validated solutions are then marketed and sold by the alliance, OEM or strategic partners into their specific verticals, market segments and customers as turnkey offerings.

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

•

Field Sales. Our field sales organization is trained to sell solutions, support and develop leads for our resellers and to establish and maintain key accounts and strategic end-user customers. To support these objectives, our field sales force:

○	Assists end-user customers in finding solutions to complex network system and architecture problems,
○	Differentiates the features and capabilities of our products from competitive offerings,
○	Continually monitors and understands the evolving networking needs of enterprise and service provider customers,
○	Promotes our products and ensures direct contact with current and potential customers,
○	Assists our resellers to drive business opportunities to closure.

Although we compete in many vertical markets, in fiscal year 2020, we have focused on the specific verticals of healthcare, education, retail, manufacturing, government, sports, and entertainment venues. Years of experience and a track record of success in the verticals we serve enables us to address the following industry-specific problems.

Healthcare:

•

Patient services. In an increasingly competitive healthcare market, ensuring patient and visitor access from a variety of devices to the Internet can be a competitive advantage. We have several medical facilities worldwide that can reference Extreme’s expertise in meeting the challenges of patient services which include online services, guest Wi-Fi, IoT, wearables, and sensors. In fiscal year 2020, we introduced the Rapid Outdoor Connectivity Kit (ROCK) solutions to deliver network service, security, and analytics to help hospitals, pharmacies, and other organizations extend secure connectivity to temporary pop-up sites. Based on powerful wireless mesh technology, this solution provides a secure, encrypted extension of the organization’s or hospital’s existing communications infrastructure. We believe this also ensures the consistently high performance required to support even the most pressing clinical environments.

•

The majority of new medical devices are IP-based.  Not only are most medical devices monitored through the network, they are regulated by various government agencies across the globe.  Extreme has success in meeting this challenge with compliance through our complete wireless and wired product suite overseen by innovative management and analytics, as well as customized IoT security solutions such as Defender for IoT, which delivers policy-based network access control and automation to minimize the risk of human error, validate and protect clinical devices in real-time, and ensure patient safety, security, and privacy.

•

Clinical workflow has shifted to real-time mobility inside and outside the hospital.  Medical professionals often access critical patient records through network connections.  Extreme’s reliable and comprehensive technology, including the latest Wi-Fi 6 capability and cloud-enabled network management, is backed by practical experience and delivers clinical-grade access and insights to meet reliability, scalability, security, and application requirements for mission critical healthcare networks.

Education:

•

New styles of teaching. Education was one of the most obviously and immediately affected verticals by the COVID-19 pandemic. Remote learning and personalized education depend on well-managed high-bandwidth digital content delivery. Extreme has extensive knowledge in smart classroom and large campus environments, which allowed us to quickly enable our customers to rotate their access requirements to distance learning. Our easy-to-manage networks provide the bandwidth necessary to deliver digital content, including emerging styles like virtual and mixed reality, to thousands of students with the speed and quality required.  Extreme has demonstrated the ability to provide high density, two-way Internet connectivity so that each student has a rich and uninterrupted educational experience.

•

Online and technology-based assessment is growing in importance. K-12 is implementing high stakes standardized testing and higher education is moving to BYOD for online mid-term and final exams. Our analytics capabilities help ensure tests proceed by providing visibility into the network flow from student device to local school server to remote testing server.

•

Protecting student privacy, safety and digital freedom.  Extreme has built-in access and identity control to protect the safety and privacy of students, faculty and administrators.  This all in one offering helps ease the burden on education institutions that have limited IT resources.

Manufacturing:

•

Operations to meet the fast-changing customer and market requirements. Flexible manufacturing and build-to-order processes place high demands on the network for material and shop floor control. Extreme’s proven technology strives to meet these demands in some of the world’s most demanding manufacturing environments, especially where the proliferation of IoT devices has created additional burden on the network infrastructure and where security is a key concern.

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

Venues:

•

Developing a cohesive and enhanced mobile experience. Through real world experience in sports stadiums, where over 70,000 fans actively access the Internet, Extreme has developed the expertise to handle the most demanding venue challenges. Our hospitality experience spans hotels, casinos, theaters, convention centers, vacation destinations and outdoor venues.

•

Emphasizing the user experience and mobile engagement. Extreme has the ability to monitor applications so that policy to maximize user experience can be implemented in fixed and mobile environments with the same set of management tools from a single pane of glass. In fiscal 2020, we also introduced the Event Venue and Operations Kits to assist in enabling digital ticketing and contactless payment options to reduce physical contact and improve operational efficiencies.

•

Generating revenue opportunities for the business. Knowing the behaviors of customers and clients is a key to success and Extreme Analytics provides visibility to the usage patterns and traits of network users.

Retail:

•

Transforming the brick and mortar retail experience. Cloud-driven network technology is designed to meet the unique needs of retail organizations today, providing IT teams with centralized network management, highly secure infrastructure, and actionable analytics via retail-centric visualization tools. ExtremeCloud IQ brings flexibility, agility, security, and improved technology to retail organizations, to create a more engaging and more efficient retail environment for the business and the customer. Extreme’s strength in the retail vertical is built upon years of experience delivering Wi-Fi across distributed store fronts and distribution centers, driving efficiencies in logistics workflow, and enabling in-store Wi-Fi to maximize associate resource planning and customer engagement. Extreme provides brands with unique insights into in-store behaviors of their customers, and real-time location and analytics applications deliver scalable, multi-tier indoor location services, especially in retail environments and across thousands of locations. Extreme offers a range of granular location accuracy resolution from geo-fencing to micro-locationing, to address various application scenarios with extensive real- time and historical location analytics, such as new and repeat visitors, engagement times, location of associates or assets, and specifics of site or zone performance.

Customer Profiles:

Furthermore, in fiscal 2020, we decided to focus on the following customer profiles where we believe we can add the most value:

•	Customer size: Those customers with annual revenues of $100 million to $2.5 billion.
•	Target deployment: Campus deployments with 250 to 5,000 employees or education campuses with 1,000 to 15,000 students.
•	Target data centers: Data centers with 1,000 servers or less, with an emphasis on service provider networks.
•	Vertical markets: Healthcare, education, government, manufacturing retail, and hospitality, which includes sports and entertainment venues.
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

Customers with 10% of net revenues or greater

See Note 3 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our customers with 10% of net revenues or greater.

International sales

International sales are an important portion of our business. In fiscal 2020, sales to customers outside of the United States accounted for 52% of our consolidated net revenues, compared to 50% in fiscal 2019, and 50% in fiscal 2018. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts.  The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

We operate in one segment, the development and marketing of network infrastructure equipment. Information concerning revenues, results of operations and revenues by geographic area is set forth under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

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

Backlog

Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors.  Although we believe the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers, cancellations by customers which we may elect to allow without penalty to customer, and further pricing adjustments on orders from distributors.  Therefore, we do not believe our backlog, as of any particular date is necessarily indicative of actual revenues for any future period.

Our product backlog at June 30, 2020, net of anticipated back end rebates for distributor sales, was $31.7 million, compared to $20.7 million at June 30, 2019.

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

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in competitive geographies. We rely upon third-party contract manufactures and (ODM) original design manufacturers (Alpha Networks, Delta Networks Inc, Foxconn, Quanta, Senao Networks, Sercomm Corporation and Wistron NeWeb Corporation) to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition, geographies and geopolitical conflict in which they operate. Our arrangements with these Tier 1 manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexible capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allows us to adjust more quickly to changing end-customer demand.  We also leverage and depend on the strong Corporate and Social Responsibility policies and standards of our Tier 1 manufacturers.  The ODM manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization (“ISO”) 9001 standards. The manufacturing process and material supply chains are flexible enough to be moved to steer away from geopolitical conflicts that impact cost.

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

As of June 30, 2020, our research and development organization consisted of 791 employees.  Research and development efforts are conducted in several of our locations, including San Jose, California, Morrisville, North Carolina; Salem, New Hampshire; Toronto, Canada, Shannon, Ireland, and Bangalore and Chennai, India.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  As of June 30, 2020, we had 707 issued patents in the United States and 419 patents outside of the United States.  The expiration dates of our issued patents in the United States range from 2020 to 2038.  Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology.  As of June 30, 2020, we had 28 registered trademarks in the United States and 248 registered trademarks outside of the United States.

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

Competition

The market for network switches, routers and software (including analytics) which is part of the broader market for networking equipment is extremely competitive and characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. We believe the principal competitive factors in this market are:

•	expertise and familiarity with network protocols, network switching/routing/wireless and network management;
•	robust, cloud-driven options that reduce the cost of acquisition, provisioning, and ongoing management of network management;
•	expertise and familiarity with application analytics software;
•	expertise with network operations and management software;
•	expertise in machine learning and artificial intelligence;
•	product performance, features, functionality and reliability;
•	price/performance characteristics;
•	timeliness of new product introductions;
•	adoption of emerging industry standards;
•	customer service and support;
•	size and scope of distribution network;
•	brand name;
•	breadth of product offering;
•	access to customers; and
•	size of installed customer base.

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Hewlett-Packard Enterprise Co., Huawei Technologies Co. Ltd., Arista Networks Inc., Juniper Networks Inc., and Ubiquity Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

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

With the acquisitions of the WLAN, Campus Fabric and Data Center Businesses, and Aerohive, we believe Extreme is uniquely positioned to address the most pressing market needs from the campus to the data center. Although we believe that our solutions and strategy will improve our ability to meet the needs of our current and potential customers, we cannot guarantee future success.

Restructuring and Impairment

Fiscal year 2018

During fiscal 2018, we executed a plan to re-align our resources to take advantage of new growth opportunities as a result of the acquisitions of the Campus Fabric Business and the Data Center Business. The costs associated with this restructuring plan primarily included employee severance and benefits expenses and affected 180 employees.

Fiscal year 2019

On June 25, 2019, we began executing a reduction-in-force plan (the “2019 Plan”) to better align our work force and operating expenses. We incurred charges beginning in the third quarter of fiscal 2019 through the fourth quarter of fiscal 2020, inclusive. Costs associated with the 2019 Plan were primarily comprised of employee severance and benefits expenses and affected 140 employees, relocation of personnel and equipment and exit of excess facilities.

Fiscal year 2020

During fiscal 2020, we reduced our operating expenses by exiting a floor of our San Jose, California headquarters facility and additional space in our Salem, New Hampshire facility. We continued our initiative to realign our operations resulting from the acquisition of Aerohive and consolidating our workforce and exited the facility we acquired from Aerohive in Milpitas, California.

During the third quarter of fiscal 2020, with the global disruptions and slow-down in the demand of its products caused by the global pandemic outbreak, COVID-19, and the uncertainty around the timing of the recovery of the market, we initiated a reduction-in-force plan (the “2020 Plan”) to reduce our operating costs and enhance financial flexibility. The plan affected approximately 320 employees primarily from the research and development and sales organizations who were located mainly in the United States and India. Costs associated with the 2020 Plan are primarily comprised of employee severance and benefits expenses.

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

Employees

As of June 30, 2020, we employed 2,584 people, including 896 in sales and marketing, 791 in research and development, 315 in operations, 420 in customer support and services and 162 in finance and administration. We have never had a work stoppage and no employees in the United States are represented under a collective bargaining agreement. We consider our employee relations to be good.

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

•

the extended closures in early February 2020 and slow ramp up of capacity of many factories in China, where our products and the components and subcomponents used in the manufacture of our equipment are manufactured, created supply chain disruptions for Extreme, and could create new disruptions if such closures are extended or reinstituted;

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
•

demand for Extreme’s products and services, including Extreme’s enterprise-scale products, have been and may continue to be reduced due to, among other things, uncertainties in the global economy and financial markets, cancellation or postponement of large gatherings, reduction in office sizes, as well as reduced customer spending;

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

We have reported losses in each of our seven most recent fiscal years. In addition, in years when we reported profits, we were not profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year.  Even if we are profitable, our operating results may fall below our expectations and those of our investors, which could cause the price of our stock to fall.

We may experience challenges or delays in generating or recognizing revenue for a number of reasons and our revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

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

These actions could have a material adverse effect on our business, financial condition, and operating results or the price of our common stock. For example, on August 9, 2019, we completed our acquisition of Aerohive, a publicly held networking company, for $263.6 million in cash consideration and assumption of certain employee equity awards.

There can be no assurance we will achieve the revenues, growth prospects and synergies expected from any acquisition or that we will achieve such revenues, growth prospects and synergies in the anticipated time period and our failure to do so could have a material adverse effect on our business, financial condition and operating results. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

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

The challenges and uncertainty currently affecting global economic conditions, including the impact of the COVID-19 pandemic, may negatively impact our business and operating results in the following ways:

•	customers may delay or cancel plans to purchase our products and services;
•	customers may not be able to pay, or may delay payment of, the amounts they owe us, which may adversely affect our cash flow, the timing of our revenue recognition and the amount of our revenues;

•	increased pricing pressure may result from our competitors aggressively discounting their products;
•	accurate budgeting and planning will be difficult due to low visibility into future sales;
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

We primarily rely on our manufacturing partners: Alpha Networks; Senao Networks; Foxconn; Delta Networks, Wistron NeWeb Corporation, Quanta, and select other partners to manufacture our products. We have experienced delays in product shipments from some of our partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer or other partner, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster, pandemic, or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing and other partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners or find replacements for them in a timely manner could adversely affect our business.  We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

We depend upon international sales for a significant portion of our revenues which imposes a number of risks on our business.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenues. There are a number of risks arising from our international business, including:

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
•

compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including export controls, including rules related to export of encryption technology, and the Foreign Corrupt Practices Act;

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;
•	political and economic turbulence or uncertainty, such as the United Kingdom’s withdrawal from the European Union that has created economic and political uncertainty in the European Union;

•	terrorism, war or other armed conflict;
•	compliance with U.S. and other applicable government regulations prohibiting certain end-uses and restrictions on trade with embargoed or sanctioned countries with denied parties;
•	difficulty in conducting due diligence with respect to business partners in certain international markets;
•	increased complexity of accounting rules and financial reporting requirements;
•	fluctuations in local economies;
•	data localization requirements and restrictions on cross-border data transfers; and
•	natural disasters and epidemics.

Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

Substantially all of our international sales are United States dollar-denominated. The continued strength and future increases in the value of the United States dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice a larger portion of our international customers in local currency, which would expose us to greater fluctuations in exchange rates between the United States dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

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

Over time we expect the average selling price of our products to decrease, which is likely to reduce gross margin and/or revenues.

The network equipment industry has traditionally experienced an erosion of average selling prices due to a number of factors, including competitive pricing pressures, promotional pricing and technological progress. Over time, we anticipate the average selling prices of our products will decrease in the future in response to competitive pricing pressures, excess inventories, increased sales discounts and new product introductions by us or our competitors. We may experience decreases in future operating results due to the erosion of our average selling prices. To maintain our gross margin, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would likely cause our revenues and gross margin to decline.

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

Our top ten suppliers accounted for a significant portion of our purchases during the year. Given the significant concentration of our supply chain, particularly with certain sole or limited source providers, any significant interruption by any of the key suppliers or a termination of a relationship could temporarily disrupt our operations.  Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition. Other than pursuant to an agreement with a key component supplier which includes pricing based on a minimum volume commitment, generally we do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components from our suppliers as incorporated in our products may not meet the quality requirements of our customers.

The extended factory closures in China and Mexico and the disruption of distribution facilities in El Paso, Texas in the wake of the COVID-19 outbreak reduced the capacity of our supply chain and may continue to do so. See also, Item 1A. Risk Factors—“The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.”

To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and a failure to do so can harm us.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We have experienced and may in the future experience significant turnover in our executive personnel.  Changes in our management and key employees could affect our financial results, and our prior reductions in force may impede our ability to attract and retain highly skilled personnel.  We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance and operations personnel.  The market for such personnel is competitive in certain regions for certain types of technical skills.

A number of our employees are foreign nationals who rely on visas and entry permits in order to legally work in the United States and other countries.  In recent years, the United States has increased the level of scrutiny in granting H-1B, L-1 and other business visas.  In addition, the current U.S. administration has indicated that immigration reform is a priority. Compliance with United States immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals.  Any of these restrictions could have a material adverse effect on our business, results of operations and financial conditions.

Our stock price has been volatile in the past and may significantly fluctuate in the future.

In the past, our common stock price has fluctuated significantly. This could continue as we or our competitors announce new products, our results or those of our customers or competition fluctuate, conditions in the networking or semiconductor industry change, conditions in the global economy change, particularly in light of the COVID-19 impact, or when investors change their sentiment toward stocks in the networking technology sector.

In addition, fluctuations in our stock price and our enterprise value to sales valuation may make our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stock rapidly, exacerbating price fluctuations in either direction, particularly when viewed on a quarterly basis.  These fluctuations may adversely affect the trading price or liquidity of our common stock. Some companies, including us, that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

Intense competition in the market for networking equipment and cloud platform companies could prevent us from increasing revenues and attaining profitability.

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Hewlett-Packard Enterprise Company, Huawei Technologies Co. Ltd., Arista Networks, Inc., Juniper Networks, and Ubiquiti Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Further, many of our competitors have made substantial investments in hardware networking capabilities and offerings.  These competitors may be able to gain market share by leveraging their investments in hardware networking capabilities to attract customers at lower prices or with greater synergies. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

We may also face increased competition from both traditional networking solutions companies and cloud platform companies offering IaaS and PaaS products to enterprise customers. In particular, AWS, Microsoft Azure, and the Google Cloud Platform may provide enterprise customers with a cloud-based platform of data center computing and networking services.

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

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, we may lower the prices of our products and services in response to competitive pressure. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and gross margins will be adversely affected.

Industry consolidation may lead to stronger competition and may harm our business, financial condition, and operating results.

There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors for enterprise data center and wireless LAN business have made acquisitions or announced new strategic alliances, designed to position them with the ability to provide end-to-end technology solutions for the enterprise. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

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

The cloud networking market is still in its early stages and is rapidly evolving. If this market does not evolve as we anticipate, our target end customers do not adopt our cloud networking solutions, or we are unable to effectively transition to a cloud-based model, we may not be able to compete effectively, and our ability to generate revenues will suffer.

The cloud networking market is the fastest growing segment of the networking industry, estimated at $2 billion in revenue, according to IHS Markit, with expected compound annual growth rates more than double that of on-premises managed networking, and this projected data led us to acquire Aerohive Networks, Inc. in August 2019. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger networks and have increased the use of virtualization and cloud computing. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our channel partners and end customers more effectively and economically than those of other competitors or existing technologies.  If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy network switching products, if end customers do not recognize the benefits that our solutions provide, or we are unable to successfully pivot our business to a cloud-based model, then our potential for growth in this cloud market could be adversely affected.  In addition, if the transition to cloud takes a significant amount of time, we run the risk of affecting our current core revenue streams.

Claims of infringement by others may increase and the resolution of such claims may adversely affect our business, financial condition, and operating results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software) and other intellectual property rights. As we have grown it has, and may continue to, experience greater revenues and increased public visibility, which may cause competitors, customers, and governmental authorities to be more likely to initiate litigation against us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, or internationally prohibiting us from exporting, in the case of China, or importing our products, in the case of Germany, the lack of predictability of such awards and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Furthermore, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenues from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

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

Without regard to the merits of these or any other claims, an adverse court order or a settlement could require us, among other actions, to:

•	stop selling our products that incorporate the challenged intellectual property;
•	obtain a royalty bearing license to sell or use the relevant technology, and that license may not be available on reasonable terms or available at all;
•	pay damages;
•	redesign those products that use the disputed technology; or
•	face a ban on importation or exportation of our products into the United States or into another country.

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

Our 2019 Credit Agreement also requires us to achieve and maintain compliance with specified financial ratios and certain liquidity and revenue metrics. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios or metrics could result in a default under our 2019 Credit Agreement. For example, in May 2020, we obtained a limited waiver under the 2019 Credit Agreement relating to compliance with certain financial metrics. If we are unable to remain in compliance with these more restrictive covenants during the waiver period, or if any further event of default occurs, the lenders under our 2019 Credit Agreement may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders under our 2019 Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings.

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

We are exposed to the credit risk of our channel partners and some of our end customers, which could result in material losses.

Most of our sales are on an open credit basis, with standard payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the U.S. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the end customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts.  Any significant delay or default in the collection of significant accounts receivable could potentially result in an increased need for us to obtain working capital from other sources, possibly on worse terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations and delay our ability to recognize revenue.

A material portion of our sales is derived through our distributors, systems integrators and value-added resellers. Some of our distributors, systems integrators and value-added resellers may experience financial difficulties, which could adversely affect our collection of accounts receivable. Our exposure to credit risks of our channel partners may increase if our channel partners and their end customers are adversely affected by global or regional economic conditions. One or more of these channel partners could delay payments or default on credit extended to them, either of which could materially adversely affect our business, financial condition, results of operations and prospects.

Our operating results may be negatively affected by legal proceedings.

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 10 to our Notes to Consolidated Financial Statements included elsewhere in this Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels. If we fail to develop and cultivate relationships with significant channel partners, or if these channel partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Many of our channel partners also sell products from other vendors that compete with our products. Our channel partners may not continue to market or sell our products effectively or to devote the resources necessary to provide us with effective sales, marketing and technical support. We may not be able to successfully manage our sales channels or enter into additional reseller and/or distribution agreements. Our failure to do any of these could limit our ability to grow or sustain revenues.

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition because our expense levels are based on our expectations as to future revenues and to a large extent are fixed in the short term. Under specified conditions, some third-party distributors are allowed to return products to us and unexpected returns could adversely affect our business, financial condition, and results of operations.

Our channel partners and other indirect distribution channels have been negatively impacted by COVID-19 and the resulting economic decline and may continue to be so impacted.  This has resulted in, and may continue to result in, decreased sales.

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

The sale of our products and services requires a concerted effort that is frequently targeted at several levels within a prospective customer's organization. We may not be able to increase net revenues unless we optimize our sales and support teams in order to address all of the customer requirements necessary to sell our products.

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

Our provision for income taxes and overall cash tax costs are affected by a number of factors, including reorganizations or restructurings of our business, jurisdictional revenue mix and changes in tax regulations or policy including recent U.S. tax legislation, all of which could materially adversely affect our business, financial condition and results of operations.

We are a multinational company subject to income tax as well as non-income-based taxes in various tax jurisdictions.  Significant judgment is required to determine our worldwide provision for income taxes.  In the ordinary course of business, there are many transactions where the ultimate tax determination is uncertain.  Additionally, our calculations of income taxes payable currently and on a deferred basis are based on our interpretation of applicable tax laws in the jurisdictions in which we are required to file tax returns.

U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon enactment on December 22, 2017, without any transition periods or grandfathering for existing transactions. The legislation remains somewhat unclear in certain respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation.

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

We have adopted transfer pricing policies between our affiliated entities.  Our taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis.  Due to inconsistencies in application of the arm’s length standard among tax authorities, as well as lack of comprehensive treaty-based protection, transfer pricing challenges by tax authorities could, if successful result in adjustments to prior or future years.  As a result of these adjustments, we could become subject to higher taxes and our earnings and results of operations could be adversely affected in any period in which such determination is made.

Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.  Significant judgment is required to determine the recognition and measurement of tax liabilities prescribed in the relevant accounting guidance for uncertainty in income taxes.  The accounting guidance for uncertainty in income taxes applies to all income tax positions, which, if resolved unfavorably, could adversely impact our provision for income taxes and our payment obligation with respect to any such taxes.

Changes in the effective tax rate including from the release of the valuation allowance recorded against our net U.S. deferred tax assets, or adverse outcomes resulting from examination of our income or other tax returns or a change in ownership, could adversely affect our business, financial condition, and results of operations.

Our future effective tax rates may be volatile or adversely affected by changes in our business or U.S. or foreign tax laws, including: the partial or full release of the valuation allowances recorded against our net U.S. and Irish deferred tax assets; expiration of or lapses in the research and development tax credit laws; transfer pricing adjustments; tax effects of stock-based compensation; or costs related to restructuring. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, Irish Revenue, and other tax authorities globally. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material, adverse impact on our business, financial condition, and results of operations.

Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to Section 382 of the U.S. Internal Revenue Code. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income. If U.S. taxable income is greater than the change in ownership limitation, we may pay cash tax based on the amount of taxable income that exceeds the limitation after application of any available tax credits. This could have a material adverse impact on our results of operations. On April 26, 2012, we adopted the Restated Rights Plan to help protect our assets. In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our Board, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. Our Restated Rights Plan is effective through May 31, 2021.

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

Our bylaws, as amended, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, or other employees to us, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

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

We rely on third-party providers such as Amazon Web Services, Google Cloud Platform for services needed to deliver our cloud solutions and other third-party providers for our internal operations. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

Our cloud solutions are hosted from and use computing infrastructure provided by third parties, including Amazon Web Services, Google Cloud Platform, and Microsoft Azure.  We do not own or control the operation of the third-party facilities or equipment used to provide the cloud services. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict.

If these third-party service providers experience service outages, performance problems or errors, this could adversely affect the experience of our customers.  Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could adversely affect our reputation and impact our customers’ operations, result in lengthy interruptions in our services, or result in potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.

Additionally, if a third-party service provider fails to maintain compliance with standards such as SOC2 or ISO27001, it could affect the underlying controls that we maintain, or that our customers rely upon.  This could entail additional costs to compensate for the lost controls, or have a negative impact on revenue.

We rely on third-party cloud service providers such as salesforce.com and Oracle to support internal operations.  Disruptions to such service or data breaches of those services could impact our ability to maintain efficient operations and to provide services to our customers.

System security risks, data breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could adversely affect our business, financial condition and results of operations.

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive or classified information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks and/or cloud-based services on an ongoing basis. Despite our security measures, our information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. In addition, as a provider of products and services to governments, our products and services may be the targets of cyber-attacks that attempt to sabotage or otherwise disable them, or our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Any such breach could compromise our networks or cloud-based services, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, particularly as a function of macroeconomic challenges resulting from COVID-19. Any decision to limit investment in, dispose of, or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances, our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions.

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

A portion of our revenues comes from sales to both public and private K-12 educational institutions. Public schools receive funding from local tax revenues, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. The funding for a portion of our sales to educational institutions comes from a federal funding program known as the E-Rate program. E-Rate is a program of the Federal Communications Commission that subsidizes the purchase of approved telecommunications, Internet access, and internal connection costs for eligible public educational institutions.  The E-Rate program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to final federal program approval and funding appropriation continues to be under review by the Federal Communications Commission, and we cannot assure that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, or from the effect of budgets because of COVID-19, our sales to educational institutions may be negatively impacted by these changed conditions.  Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations.  This is a specific example of the many factors which add additional uncertainty to our future revenues from our end-customers in the education sector.

Natural or man-made disasters, acts of war or terrorism, pandemics, technological disruptions or other events beyond our control could disrupt our operations and harm our business, financial condition and results of operations.

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

Civil unrest or riots could disrupt demand for products, supply chain, or distribution and could negatively impact our costs or revenue. Systemic disruptions to the availability or integrity of utilities, transportation infrastructure, or the internet could have significant macroeconomic impacts, decreasing demand for our products and impacting our ability to get them to market.  As a result, our financial situation and operating results would be negatively affected.

See also, Item 1A. Risk Factors—“The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in San Jose, California where we currently lease approximately 185,000 square feet of space under a lease agreement that expires in fiscal year 2027.

In addition to our headquarters in San Jose, we lease additional sites in the United States, including facilities in Salem, New Hampshire and Morrisville/Raleigh, North Carolina for research and development, sales and marketing and administrative offices. Outside the United States, we also lease office space in various other international geographic locations for research and development, sales and service personnel and administration in other Americas, EMEA and APAC, including Bangalore, India, Chennai, India, Markham, Canada, Reading, United Kingdom, and Shannon, Ireland.

As of June 30, 2020, we have leased approximately 1.1 million square feet of space with various expiration dates between fiscal year 2020 and fiscal 2028. We believe that our current facilities are sustainable and adequate to meet our current needs and the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 10, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

Our common stock trades on the Nasdaq Global Market and commenced trading on Nasdaq on April 9, 1999 under the symbol “EXTR”.

As of August 25, 2020, there were 176 stockholders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our year ended June 30, 2020 Annual Meeting of Stockholders no later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for The Nasdaq Stock Market (U.S. companies) and the Nasdaq Computer Manufacturers Securities for the period commencing July 1, 2015 and ending on June 30, 2020.  The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Data and graph are calculated from CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and Nasdaq Computer Manufacturers Securities, Center for Research in Security Prices (CRSP), Booth School of Business, and The University of Chicago. Used with permission. All rights reserved.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for each of the fiscal years ended June 30, 2020, 2019, 2018, 2017 and 2016 derived from the Company’s audited financial statements (in thousands, except per share amounts). These tables should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results may not be indicative of future results.

	Year Ended June 30,
	2020	2019	2018		2017	2016

Consolidated Statements of Operations Data:
Net revenues	$948,019	$995,789	$983,142	(2)	$607,084	$519,834
Operating income (loss) (1)	$(98,899)	$(14,726)	$(38,210)		$6,040	$(30,029)
Net loss	$(126,845)	$(25,853)	$(46,792)		$(1,744)	$(36,363)
Net loss per share – basic and diluted	$(1.06)	$(0.22)	$(0.41)		$(0.02)	$(0.35)
Shares used in per share calculation – basic and diluted	119,814	117,954	114,221		108,273	103,074
(1)	Operating income (loss) include the following operating expenses (in thousands):
	Year Ended June 30,
	2020	2019	2018	2017	2016
Acquisition and integration costs, net of bargain purchase gain	$32,073	$3,444	$53,900	$13,105	$1,145
Restructuring, impairment, and related charges, net of reversals	$22,011	$5,090	$8,140	$8,896	$10,990
Amortization of intangibles	$8,425	$6,346	$8,715	$8,702	$17,001
(2)	The significant increase in net revenues during the year ended June 30, 2018 was primarily due to the acquisitions of the Campus Fabric and Data Center Businesses.
	As of June 30,
	2020		2019	2018		2017	2016
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$193,872		$169,607	$122,598		$130,450	$94,122
Inventories	$62,589		$63,589	$63,867	(1)	$47,410	$41,345
Total assets	$979,088	(2)	$756,874	$770,248	(1)	$459,700	$360,827
Deferred revenue, net	$291,187		$203,242	$174,525	(1)	$104,341	$94,860
Debt, net of issuance costs	$411,101		$178,750	$197,756	(1)	$92,702	$55,074
Other long-term liabilities	$30,085		$56,107	$65,235	(1)	$15,102	$13,328
Common stock and capital in excess of par value	$1,035,168		$986,894	$942,397		$909,155	$884,706
Accumulated deficit	$(980,279)		$(853,434)	$(828,078)		$(781,286)	$(779,542)
(1)

The significant increases in inventories, total assets, deferred revenue, debt and other long-term liabilities during the year ended June 30, 2018 was primarily due to the acquisitions of the Campus Fabric and Data Center Businesses.

(2)	The significant increase in total assets during the year ended June 30, 2020 was primarily due to the acquisition of Aerohive.

Quarterly Financial Data (Unaudited)

Quarterly results for the years ended June 30, 2020 and 2019 are as follow (in thousands, except per share amounts).

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net revenues	$215,522	$209,519	$267,472	$255,506
Gross profit	$120,590	$111,335	$148,671	$137,243
Net loss (1)	$(21,217)	$(44,352)	$(23,538)	$(37,738)
Net loss per share – basic and diluted	$(0.18)	$(0.37)	$(0.20)	$(0.31)

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018

Net revenues	$252,359	$250,864	$252,680	$239,886
Gross profit	$138,946	$138,919	$141,299	$132,071
Net income (loss) (1)	$17,055	$(6,932)	$7,199	$(9,065)
Net income (loss) per share – basic and diluted	$(0.14)	$(0.06)	$0.06	$(0.08)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(1)	Net income (loss) include the following operating expenses (in thousands):
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Acquisition and integration costs	$1,998	$5,156	$8,994	$15,925
Restructuring, impairment, and related charges, net of reversals	$2,604	$6,648	$6,622	$6,137
Amortization of intangibles	$2,059	$2,059	$2,377	$1,930

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Acquisition and integration costs	$831	$—	$67	$2,546
Restructuring, impairment, and related charges, net of reversals	$3,808	$—	$474	$808
Amortization of intangibles	$1,338	$1,292	$1,575	$2,141

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read with the Consolidated Financial Statements and the related notes in Part II, Item 8 of this Report.

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

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leading provider of networking software, hardware and services and offers related maintenance contracts for extended warranty and maintenance to our enterprise, data center and service provider customers.  We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999.  Our corporate headquarters are located in San Jose, California. We derive substantially all of our revenues from the sale of our networking software, hardware and services, and related maintenance contracts.

Extreme is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from enterprise edge to the cloud, Extreme designs, develops and manufactures wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. Extreme gives customers and partners the power to mix and match this broad array of software, hardware, and services (including third-party applications) to tailor a solution that can be managed and automated from end-to-end and calls this customizable portfolio Extreme ElementsTM.

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

Acquisition

Aerohive Networks, Inc

On August 9, 2019 (the “Closing Date”) the Company completed its acquisition of Aerohive, a publicly held network company, for $263.6 million in cash consideration and assumption of certain employee equity awards.

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

During the fiscal year ended June 30, 2020 and 2019, the Company recognized related transaction costs of $32.1 million and $0.8 million, respectively, which is included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

Results of Operations

Following is a summary of our results of operations during fiscal year ended June 30, 2020:

•	Net revenues of $948.0 million, decreased 4.8% from fiscal 2019 net revenues of $995.8 million.
•	Product revenues of $653.7 million, decreased 12.6% from fiscal 2019 product revenues of $747.6 million.
•	Service revenues of $294.4 million, increased 18.6% from fiscal 2019 service revenues of $248.2 million.

•	Total gross margin of 54.6% of net revenues in fiscal 2020, compared to 55.4% in fiscal 2019.
•	Operating loss of $98.9 million, compared to operating loss of $14.7 million in fiscal 2019.
•	Net loss was $126.8 million in fiscal 2020, compared to a net loss of $25.9 million in fiscal 2019.
•

Cash flow provided by operating activities of $35.9 million, compared to cash flow provided by operating activities of $104.9 million in fiscal 2019, a decrease of $69.1 million.  Cash was $193.9 million as of June 30, 2020, an increase of $24.3 million compared to the end of fiscal 2019.

Recent Events

In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared a pandemic. The Coronavirus outbreak has had and we expect will continue to have an adverse effect on our results of operations due to supply chain disruptions and weakened demand for our products. For example, we recently realigned our operations and recorded severance and benefits charges under our 2020 restructuring plan of $8.1 million for the year ended June 30, 2020. Although we expect to reduce research and development and sales and marketing costs during our fiscal year 2021, given the uncertainty around the extent and timing of the potential future spread or mitigation of the Coronavirus and around the imposition or relaxation of protective measures, we cannot further reasonably estimate the impact of the COVID-19 pandemic on our future results of operations or financial position. See also Part I, Item 1A – Risk Factors.

Net Revenues

The following table presents net product and service revenues for the fiscal year ended June 30, 2020, 2019 and 2018 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change
Net revenues:
Product	$653,651	$747,571	$(93,920)	(12.6)%	$747,571	$764,455	$(16,884)	(2.2)%
Percentage of net revenues	68.9%	75.1%			75.1%	77.8%
Service	294,368	248,218	46,150	18.6%	248,218	218,687	29,531	13.5%
Percentage of net revenues	31.1%	24.9%			24.9%	22.2%
Total net revenues	$948,019	$995,789	$(47,770)	(4.8)%	$995,789	$983,142	$12,647	1.3%

Product revenues decreased $93.9 million or 12.6% for the year ended June 30, 2020, compared to the corresponding period of fiscal 2019. Product revenues were impacted in the second half of fiscal 2020 by a material slow-down in global demand as most of Extreme's largest end markets enacted quarantine and social distancing protocols. Supply constraints, along with additional logistics related challenges in certain countries due to border closures, also contributed to the shortfall. The decline in such revenues was partially offset by growth relating to the acquisition of Aerohive.

Product revenues decreased $16.9 million or 2.2% for the year ended June 30, 2019, compared to the corresponding period of fiscal 2018. The decrease in product revenues were driven primarily by a lower overall volume of sales in the Americas attributed to our Data Center Business, but with strengthening sales in our Federal and OEM Data Center sectors. To a lesser extent, there was a modest decrease in product revenues in APAC, and revenues remained consistent in the EMEA region.

Service revenues increased $46.2 million or 18.6% for the year ended June 30, 2020, compared to the corresponding period of fiscal 2019. The increase in service revenues was primarily attributable to growth related to the acquisition of Aerohive.

Service revenues increased $29.5 million or 13.5% for the year ended June 30, 2019, compared to the corresponding period of fiscal 2018. The increase in service revenues was driven primarily by growth across all regions owing to a higher number of maintenance contracts related to the Data Center Business acquisition.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. The following table presents the total net revenues geographically for the fiscal years ended 2020, 2019 and 2018 (dollars in thousands):

	Year Ended				Year Ended
Net Revenues	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change
Americas:
United States	$459,769	$498,705	$(38,936)	(7.8)%	$498,705	$491,617	$7,088	1.4%
Other	39,633	42,896	(3,263)	(7.6)%	42,896	44,688	(1,792)	(4.0)%
Total Americas	499,402	541,601	(42,199)	(7.8)%	541,601	536,305	5,296	1.0%
Percentage of net revenues	52.7%	54.4%			54.4%	54.6%
EMEA	357,201	358,327	(1,126)	(0.3)%	358,327	354,746	3,581	1.0%
Percentage of net revenues	37.7%	36.0%			36.0%	36.1%
APAC	91,416	95,861	(4,445)	(4.6)%	95,861	92,091	3,770	4.1%
Percentage of net revenues	9.6%	9.6%			9.6%	9.4%
Total net revenues	$948,019	$995,789	$(47,770)	(4.8)%	$995,789	$983,142	$12,647	1.3%

We rely upon multiple channels of distribution, including distributors, direct resellers, OEMs and direct sales.  Revenues through our distributor channel were 73% of total product revenues in fiscal 2020, 70% of total product revenues in fiscal 2019 and 69% in fiscal 2018.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of net revenues for the fiscal years ended 2020, 2019 and 2018 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change
Gross profit:
Product	$327,318	$401,353	$(74,035)	(18.4)%	$401,353	$407,393	$(6,040)	(1.5)%
Percentage of product revenues	50.1%	53.7%			53.7%	53.3%
Service	190,521	149,882	40,639	27.1%	149,882	127,124	22,758	17.9%
Percentage of service revenues	64.7%	60.4%			60.4%	58.1%
Total gross profit	$517,839	$551,235	$(33,396)	(6.1)%	$551,235	$534,517	$16,718	3.1%
Percentage of net revenues	54.6%	55.4%			55.4%	54.4%

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

Product gross profit decreased to $327.3 million for the year ended June 30, 2020, from $401.4 million in the corresponding period of fiscal 2019, primarily due to lower product revenues, the expensing of the fair value step-up of inventories acquired from Aerohive of $7.2 million, higher distribution charges of $5.6 million, higher amortization of intangible assets of $4.2 million and higher excess and obsolete inventory charges of $3.3 million.  This was partially offset by more favorable manufacturing costs due to cost reduction efforts, lower warranty costs of $3.2 million and lower royalty payments of $1.2 million.

Product gross profit decreased to $401.4 million for the year ended June 30, 2019, from $407.4 million in the corresponding period of fiscal 2018, primarily due to lower product revenues, higher distribution costs of $10.9 million, higher warranty charges of $8.2 million, amortization of developed technology intangibles due to the acquisition of the Data Center Business of $2.8 million and additional operations costs of $4.7 million mainly driven by higher personnel costs due to additional headcount. These increases were partially offset by lower product costs due to cost reduction efforts as well as decreased integration costs from acquisitions of $9.5 million.

Our cost of service revenues consist primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts.

Service gross profit increased to $190.5 million for the year ended June 30, 2020, from $149.9 million in the corresponding period of fiscal 2019, primarily due to a higher level of service revenues related to the acquisition of the Aerohive, partially offset by higher service material costs and personnel costs due to increased headcount to support acquired contracts as well as higher amortization of intangible assets of $3.0 million for the fiscal year ended June 30, 2020.

Service gross profit increased to $149.9 million for the year ended June 30, 2019, from $127.1 million in the corresponding period of fiscal 2018, primarily due to the acquisition of the Data Center Business as a result of a higher number of maintenance contracts.

Operating Expenses

The following table presents operating expenses and operating income (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2019	June 30, 2018	$ Change	% Change
Research and development	$209,606	$210,132	$(526)	(0.3)%	$210,132	$183,877	$26,255	14.3%
Sales and marketing	283,632	285,326	(1,694)	(0.6)%	285,326	267,107	18,219	6.8%
General and administrative	60,991	55,623	5,368	9.7%	55,623	50,988	4,635	9.1%
Acquisition and integration costs	32,073	3,444	28,629	831.3%	3,444	53,900	(50,456)	(93.6)%
Restructuring charges, net of reversals and impairment	22,011	5,090	16,921	332.4%	5,090	8,140	(3,050)	(37.5)%
Amortization of intangibles	8,425	6,346	2,079	32.8%	6,346	8,715	(2,369)	(27.2)%
Total operating expenses	$616,738	$565,961	$50,777	9.0%	$565,961	$572,727	$(6,766)	(1.2)%

The following table highlights our operating expenses and operating loss as a percentage of net revenues:

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Research and development	22.1%	21.1%	18.7%
Sales and marketing	29.9%	28.7%	27.2%
General and administrative	6.4%	5.6%	5.2%
Acquisition and integration costs	3.4%	0.3%	5.5%
Restructuring charges, net of reversals and impairment	2.3%	0.5%	0.8%
Amortization of intangibles	0.9%	0.6%	0.9%
Total operating expenses	65.1%	56.8%	58.3%
Operating loss	(10.4)%	(1.5)%	(3.9)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses remained relatively flat for year ended June 30, 2020 as compared to fiscal 2019. There was a $2.2 million decrease in personnel and related compensation costs, $1.0 million decrease in equipment related costs, and $1.0 million decrease in travel, supplies and facility and information technology costs, offset by a $4.0 million increase in engineering projects costs.

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

Sales and marketing expenses decreased by $1.7 million or 0.6% for the year ended June 30, 2020, as compared to the corresponding period of fiscal 2019. The decrease was primarily due to a $8.6 million decrease in travel, marketing, meeting and conference costs partially offset by a $3.0 million increase in personnel and related costs, a $2.1 increase in software, supplies and equipment costs, and a $1.8 million increase in facility and information technology costs.

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

General and administrative expenses increased by $5.4 million or 9.7% for the year ended June 30, 2020, as compared to the corresponding period of fiscal 2019.  The increase in general and administrative expenses during fiscal 2020 was primarily due to a $5.4 million increase in personnel and related costs.

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

Acquisition and Integration Costs, Net of Bargain Purchase Gain

As a result of our acquisitions of Aerohive in fiscal 2020 and the Campus Fabric, Data Center, and Capital Financing Businesses in fiscal 2018, we incurred $32.1 million, $3.4 million and $53.9 million of acquisition and integration costs, net of bargain purchase gain in fiscal years ended 2020, 2019 and 2018, respectively.

For fiscal 2020, we incurred $32.1 million of operating integration costs related to the Aerohive acquisition which consisted primarily of professional fees for financial and legal advisory services and severance charges for Aerohive employees. The acquisition and integration costs also included a $6.8 million compensation charge for certain Aerohive executives’ stock awards that were accelerated due to change-in-control and termination provisions included in the executives’ employment contracts.

For fiscal 2019, we incurred $3.4 million of operating integration costs related to the acquisitions of the Campus Fabric and Data Center Businesses along with initial acquisition costs related to the Aerohive acquisition.

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

Restructuring, impairment, and Related Charges, Net of Reversals

During fiscal years ended 2020, 2019 and 2018, we recorded restructuring, impairment, and related charges, net of reversals, of $22.0 million, $5.1 million and $8.1 million, respectively.

Fiscal year ended 2020

During fiscal 2020, we reduced our current and future operating expenses by exiting a floor of a building in our San Jose, California headquarters facility and consolidating our workforce. Also, we exited additional space in our Salem, New Hampshire facility, which includes general office and lab space. We continued our initiative to realign our operations resulting from the acquisition of Aerohive by consolidating our workforce and exiting the facility acquired from Aerohive in Milpitas, California which includes general office and lab space.

With the global disruptions and slow-down in the demand of our products caused by the global pandemic outbreak, COVID-19, and the uncertainty around the timing of the recovery of the market, we initiated a reduction-in-force plan (the 2020 Plan) to reduce our operating costs and enhance financial flexibility. The plan affected approximately 320 employees primarily from the research and development and sales organizations who were located mainly in the United States and India. We recorded restructuring charges of $8.1 million during the fiscal year ended June 30, 2020 related to the 2020 Plan. The costs associated with this restructuring plan primarily included employee severance and benefit expenses. We recorded additional severance and benefits charges of $5.4 million for the fiscal year ended June 30, 2020 related to the prior period restructuring plans. In total we incurred $13.5 million in restructuring charges for the year ended June 30, 2020 which were all severance and benefit related. In addition, we recorded facility impairment related charges of $8.5 million for the fiscal year ended June 30, 2020 which included $6.7 million for the impairment of ROU assets as discussed in the preceding paragraph, $0.9 million for impairment of long-lived assets, and $0.9 million of other charges related to previously impaired facilities. We expect to incur additional charges related to this 2020 Plan through the first quarter of fiscal 2021. The amount and timing of the actual charges are uncertain due to required consultation activities with certain employees as well as compliance with statutory severance requirements in local jurisdictions.

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

Amortization of Intangibles

During fiscal years ended 2020, 2019 and 2018, we recorded $8.4 million, $6.3 million and $8.7 million, respectively, of amortization expenses in operating expenses primarily for certain intangibles related to the acquisitions of the Aerohive, Campus Fabric, Data Center and WLAN Businesses and Enterasys. The increase in amortization expense in fiscal 2020 from fiscal 2019 was primarily due to amortization of acquired intangibles from the Aerohive acquisition, partially offset by lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized. The decrease in amortization expense in fiscal 2019 from fiscal 2018 was mainly due to the acquired intangibles from the Enterasys acquisition becoming fully amortized.

Interest Income

Interest income was $1.4 million, $2.2 million and $2.8 million in fiscal years ended 2020, 2019 and 2018, respectively, representing a decrease of $0.8 million in fiscal 2020 from fiscal 2019 and a decrease of $0.6 million in fiscal 2019 from fiscal 2018. The decrease in fiscal 2020 was due to lower invested funds balances. The decrease in fiscal 2019 was due to a $1.6 million decrease in interest income from a long-term note receivable, offset by higher invested funds balances.

Interest Expense

We incurred $23.8 million, $12.6 million, and $13.9 million of interest expense for fiscal 2020, 2019 and 2018, respectively. The increase in interest expense in fiscal year ended June 30, 2020 was primarily driven by higher outstanding loan balances and other charges due to refinancing our 2018 Credit Agreement in August 2019 in connection with our acquisition of Aerohive. The decrease in interest expense in fiscal year ended June 30, 2019 was primarily due to lower imputed interest charges associated with various long-term contracts.

Other Income (Expense), net

We incurred other income of $0.7 million and $2.6 million in fiscal years ended 2020 and 2018, respectively, and other expense of $0.8 million in fiscal 2019. The other income for fiscal 2020 was primarily foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars. The other expense for fiscal 2019 was primarily losses on the sale of equity investments. The other income for fiscal 2018 was primarily driven by a gain of $4.0 million due to the sale of equity investments, partially offset by foreign exchange losses.

Provision (Benefit) for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions.  Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of i) foreign income taxes of our international subsidiaries, ii) foreign withholding taxes, iii) state taxes, and iii) the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions. For the fiscal years ended 2020 and 2018, we recorded income tax provisions of $6.4 million, and $0.1 million, respectively, and in fiscal 2019 we reflected a tax benefit of less than $0.1 million.

For fiscal 2020, our tax provision primarily related to taxes on our foreign operations, including foreign withholding taxes remitted to foreign tax authorities by customers on our behalf, tax expense related to the establishment of a U.S. deferred tax liability for amortizable goodwill and state taxes in states where we have exhausted available Net Operating Losses (“NOLs”) or are subject to certain franchise taxes qualifying as income tax under the relevant tax accounting guidance. In fiscal 2020 we recognized a $75 million dollar U.S. tax gain on the transfer of non-American Aerohive intellectual property (“IP”) rights which was fully offset by existing U.S. NOLs.  Given the full U.S. valuation allowance against our U.S. deferred tax assets, this transaction did not impact net tax expense or the overall tax rate.

For fiscal 2019, we recorded a tax benefit, offsetting the tax components detailed above, consisting of a $2.6 million release of a valuation allowance for our Australian NOL carryforwards given sufficient projected profitability for the subsidiary following the acquisitions of the Campus Fabric and Data Center businesses.  Additionally, a tax benefit of $4.7 million was recorded for the release of U.S. valuation allowances given changes introduced by the U.S. Tax Reform Act enacted in December 2017 which allows for an indefinite carryforward period for U.S. NOLs generated in tax years beginning after December 31, 2017.

For fiscal 2018, we recorded a net tax provision for the components detailed above, largely offset by tax benefits  resulting from application of U.S. Tax Reform and restructuring of our foreign operations. This tax benefit consisted of $3.1 million release of U.S. valuation allowance resulting from the reduction of the U.S. Federal tax rate from 35% to 21% pursuant to U.S. Tax Reform as applied to our deferred tax liability related to amortizable goodwill, a tax benefit resulting from the impairment of a lease acquired from Avaya in Canada and a tax benefit resulting from the restructuring of our foreign operations of $3.4 million.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and for further explanation of our provisions for income taxes, see Note 16. Income Taxes, for additional information.

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

Revenue Recognition

We account for revenue in accordance with Topic 606, Revenue from Contracts with Customers, which we adopted on July 1, 2017, using the retrospective method.  We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from SAAS and service fees relating to maintenance contracts, professional services, and training for our products. We sell our products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock our products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

For all of our sales including distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment for product sales. Revenue from maintenance contracts and SaaS is generally recognized over time as our performance obligations are satisfied. This is typically the contractual service period, which ranges from one to three years.  For product sales to our value-added resellers, non-stocking distributors and end-user customers, we generally do not grant return privileges, except for defective products during the warranty period, nor do we grant pricing credits.  Sales incentives and other programs that we may make available to these customers are considered to be a form of variable consideration and we maintain estimated accruals and allowances using the expected value method.

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

Our performance obligations are satisfied at a point in time or over time as work progresses.  Substantially all of our product sales revenues as reflected on the consolidated statements of operations for the years ended 2020, 2019 and 2018 are recognized at a point in time. Substantially all of our service revenues are recognized over time.  For revenues recognized over time, we use an input measure, days elapsed, to measure progress.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the consolidated balance sheets. Services provided under our renewable support arrangements are billed in accordance with agreed-upon contractual terms, which are either billed fully at the inception of contract or at periodic intervals (e.g., quarterly or annually).  We sometimes receive payments from our customers in advance of services being provided, resulting in deferred revenue.  These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash and working capital (in thousands):

	June 30, 2020	June 30, 2019
Cash	$193,872	$169,607
Working capital	$16,386	$85,960

As of June 30, 2020, our principal sources of liquidity consisted of cash of $193.9 million and accounts receivable, net of $122.7 million.  We anticipate that our principal uses of cash for fiscal 2021 will be purchases of finished goods inventory from our contract manufacturers, payroll, payments under debt obligations and related interest, purchases of property and equipment, and other operating expenses related to the development and marketing of our products.  We believe that our existing cash and cash flows from operations will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of our shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019.  Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions and stock price. The repurchase program does not obligate us to acquire any shares of our common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. In November 2019, we entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of our common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3,850,000 shares valued at $25.2 million. The remaining balance of $4.8 million was recorded as a forward contract in our common stock. The forward contract was settled on January 24, 2020, and we received an additional 381,505 shares of our common stock.

In connection with the acquisition of Aerohive, as discussed in Note 4 of the accompanying consolidated financial statements, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million and a 5-year revolving loan facility in an aggregate principal amount of $75 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests.  On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

We have already experienced an adverse effect on our revenues and results of operations due to the coronavirus outbreak. The full extent to which the COVID-19 outbreak impacts our results and cash flows will depend on future developments, which are highly uncertain and cannot be predicted at this time, including new information which may emerge concerning the severity of the coronavirus and the actions taken to contain the virus or treat its impact, among others. Complications from the COVID-19 outbreak could have a material adverse effect on the results of our operations, financial position, and cash flows particularly if such complications have an extended duration. See also Part I, Item 1A – Risk Factors.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$35,884	$104,945	$19,043
Net cash used in investing activities	(189,477)	(21,809)	(132,471)
Net cash provided by (used in) financing activities	178,492	(34,442)	104,746
Foreign currency effect on cash	(634)	(226)	(629)
Net increase (decrease) in cash and cash equivalents	$24,265	$48,468	$(9,311)

Cash was $193.9 million at June 30, 2020, representing an increase of $24.3 million from $169.6 million at June 30, 2019. This increase was primarily due to cash provided by financing activities of $178.5 million mainly as a result of borrowing under the Term Loan and the Revolving Facility and cash provided by operations of $35.9 million partially offset by cash used in investing activities of $189.5 million, mainly for the acquisition of Aerohive.

Cash was $169.6 million at June 30, 2019, representing an increase of $48.5 million from $121.1 million at June 30, 2018. This increase was primarily due to cash provided by operations of $104.9 million partially offset by cash used in investing activities of $21.8 million mainly for capital expenditures, and cash used in financing activities of $34.4 million mainly as a result of payments on debt obligations and repurchases of stock.

Net Cash Provided by Operating Activities

Cash provided by operating activities during fiscal year ended 2020 was $35.9 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2020 were non-cash expenses such as amortization of intangibles, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, restructuring charges, deferred income taxes and imputed interest. Other sources of cash for the period included a decrease in accounts receivables, inventory, and prepaid expenses and other current assets and increases in deferred revenue. These amounts were partially offset by our net loss of $126.8 million, decreases in accounts payable, accrued compensation, other current and long-term liabilities, and operating lease liabilities.

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

Net Cash Used in Investing Activities

Cash used in investing activities during fiscal year ended June 30, 2020 was $189.5 million, including $219.5 million for the acquisition of Aerohive (net of cash acquired), purchases of property and equipment of $15.3 million, which was partially offset by proceeds of $45.2 million related to the maturity and sales of short-term investments.

Cash used in investing activities during fiscal year ended June 30, 2019 was $21.8 million mainly due to capital expenditures of $22.7 million

Cash used in investing activities during fiscal 2018 was $132.5 million mainly due to our acquisitions of the Campus Fabric and Data Center Businesses of $97.6 million and capital expenditures of $40.4 million offset by proceeds from the sale of equity investment.

Net cash Provided by (Used in) Financing Activities

Cash provided by financing activities during fiscal year ended June 30, 2020 was $178.5 million due primarily to additional borrowings of $199.5 million under our 2019 Credit Agreement to partially fund our acquisition of Aerohive, $55.0 million of borrowings under our 2019 Revolving Facility, and by $8.8 million of proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards. This was partially offset by payments on debt obligations totaling $34.5 million, payment of loan fees incurred in connection with our 2019 Credit Facility and related amendments of $12.0 million, payments of contingent consideration of $4.3 million and $4.0 million of deferred payments on acquisitions.

Cash flows used in financing activities for the period also included repurchasing of our common shares valued at $30.0 million during fiscal year ended June 30, 2020, in accordance with our approved share repurchase plan. The share repurchases were executed through an accelerated share buyback, and future share repurchases may be completed through the combination of individually negotiated transactions, accelerated share buyback, and/or open market purchases. As of June 30, 2020, we have $55.0 million available under our share repurchase plan.

Cash used in financing activities during fiscal year ended June 30, 2019 was $34.4 million due primarily to payments on debt obligations totaling $19.9 million, contingent consideration payments of $6.5 million and $4.0 million of deferred payments on acquisitions. This was partially offset by $11.5 million of proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards. Cash flows used in financing activities for the period also included repurchasing of our common shares valued at $15.0 million during fiscal year ended June 30, 2019, in accordance with our approved share repurchase plan. The share repurchases were executed through open market purchases.

Cash provided by financing activities during fiscal 2018 was $104.7 million due primarily to additional borrowings of $100.0 million to fund our acquisitions of the Campus Fabric and Data Center Businesses, new borrowings of $200 million under the Credit Agreement to pay off the existing debt under the prior Credit Facility, $3.3 million of proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards, partially offset by payments on debt obligations totaling $193.7 million, $3.2 million of loan fees incurred in connection with the Second Amendment of our Credit Facility and the Credit Agreement and $1.7 million of contingent consideration payments and deferred payments on acquisitions.

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in 2020, primarily due to changes in exchange rates between the U.S. Dollar and particularly the Indian Rupee, UK pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$420,750	$19,000	$61,750	$340,000	$—
Interest on debt obligations	79,462	21,462	39,272	18,728	—
Unconditional purchase obligations	37,975	37,975	—	—	—
Contractual commitments	95,566	20,367	40,733	17,233	17,233
Lease payments on operating leases	76,348	21,725	35,634	10,833	8,156
Deferred payments for an acquisition	11,000	4,000	7,000	—	—
Contingent consideration for an acquisition	2,167	1,636	531	—	—
Other liabilities	176	42	86	48	—
Total contractual cash obligations	$723,444	$126,207	$185,006	$386,842	$25,389
The contractual obligations referenced above are more specifically defined as follows:

Debt obligations relate to amounts owed under our 2019 Credit Agreement.

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

We did not have any material commitments for capital expenditures as of June 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial debt and foreign currencies. As of June 30, 2020, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Credit Agreement, which is fully described in Note 8, Debt of our Notes to the Consolidated Financial Statements.  At June 30, 2020, we had $420.8 million of debt outstanding, all of which was from the Credit Agreement.  Through the end of our fiscal year, the average daily outstanding amount was $370.0 million with a high of $430.3 million and a low of $180.5 million.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2020, on the outstanding Credit Agreement, borrowings as of June 30, 2020, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Outstanding debt	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	as of June 30, 2020	100 bps	50 bps
$(3,700)	$(1,850)	$370,037	$3,700	$1,850

5.61%

*	Underlying benchmark interest rate was 5.61% as of June 30, 2020.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other income (loss), net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of June 30, 2020, forward foreign currency contracts had a notional principal amount of $4.0 million and as of year ended June 30, 2020 there were immaterial losses. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At June 30, 2019 we did not have any foreign currency forward contracts.  At June 30, 2018, we had outstanding foreign currency forward contracts with a notional value of $5.0 million.

Foreign currency transaction gains and losses from operations were gains of $0.6 million and $0.1 million in fiscal years ended year ended June 30, 2020 and year 2019, respectively, and losses of $1.2 million in fiscal year 2018. Gains or losses from hedging transactions were not material for the year ended June 30, 2020, 2019, or 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Extreme Networks, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. and subsidiaries (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2020 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Aerohive Networks, Inc. (Aerohive) during fiscal 2020, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, Aerohive’s internal control over financial reporting associated with 3% of total assets and 13% of total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2020.   Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Aerohive.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases, and several related amendments, as issued by the Financial Accounting Standards Board.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of effect of international tax realignment

As discussed in Note 16 to the consolidated financial statements, the Company continued the realignment of its international structure in the current year. Assets acquired in the acquisition of Aerohive Networks, Inc. were transferred amongst legal entities residing in different tax jurisdictions, resulting in changes to the income tax provision and related disclosures.

We identified the assessment of the effect of the international tax realignment as a critical audit matter. Due to the significance of the Company’s foreign operations subject to the realignment of its international structure, there was complexity in assessing the implications of the realignment on the income tax provision and related disclosures. Complex auditor judgment was required to evaluate the Company’s interpretation of applicable tax laws, regulations and the relevant topics of the accounting standards codification and their application to specific aspects of the Company’s realignment activities.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax process, including controls related to the identification and assessment of the tax and accounting positions taken due to the realignment. Due to the complexity of tax law, which is often subject to interpretation, combined with the complexity of applying the accounting requirements, we involved tax professionals with specialized skills and knowledge, who assisted in evaluating:

•	The Company’s interpretation and application of tax laws and regulations,
•	The Company’s application of relevant accounting guidance related to the accounting for income taxes, including the intra-entity transfer of assets, and business combinations, and
•	The Company’s compliance with the intercompany agreements which were executed as part of the realignment.

Evaluation of the estimated market value of finished goods inventory.

As discussed in Note 2 to the consolidated financial statements, the Company assesses its finished goods inventory to identify excess or obsolete inventory and potential declines in its value. Finished goods inventory as of June 30, 2020 was $52.9 million.

We identified the evaluation of the estimated market value of finished goods inventory as a critical audit matter. There was a high degree of subjectivity in evaluating management’s assumptions used to evaluate whether they could sell certain inventory which has limited future product demand forecasted, due to the nature of the evidence available related to the expectation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to assess excess or obsolete inventory. This included controls related to the determination of the estimated market value and the evaluation of management’s assumptions used to evaluate whether they could   sell certain inventory with limited future product demand forecasted. We challenged management’s expectation to sell certain inventory by evaluating the historical results of similar assumptions management has made and by assessing the reasonableness of management’s planned actions through independent corroboration. We performed an assessment of physical inventory disposals to determine whether inventory write-downs were taken in the correct period. We also performed inquiries with product line managers and examined product roadmaps to determine whether new product launches would contradict management’s assumption that they could sell inventory with limited future product demand.

Evaluation of the fair value of certain intangible assets acquired in the Aerohive Networks, Inc. business combination

As discussed in Note 4 to the consolidated financial statements, on August 9, 2019, the Company acquired Aerohive Networks, Inc. (“Aerohive”) for total consideration of $267 million. In connection with the acquisition, the Company recorded various intangible assets, which included developed technology and customer relationships with an acquisition-date fair value of $39.1 million and $11.4 million, respectively.

We identified the evaluation of the fair value of developed technology and customer relationships  acquired in the Aerohive transaction as a critical audit matter. There was a high degree of subjectivity in developing the key assumptions used to determine the acquisition-date fair value of these intangible assets.  Specifically, the discounted cash flow models included internally-developed assumptions for which there was limited observable market information. In addition, the fair value of these intangible asset was sensitive to possible changes to the following key assumptions:

Developed Technology:

•	Forecasted revenues, including technology life
•	Forecasted cost of sales and operating expenses, including research and development maintenance rates

Customer Relationships:

•	Forecasted revenues and earnings before interest, and taxes (EBIT) margins
•	Estimated annual customer retention rate

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process to develop the key assumptions, as listed above. We evaluated the Company’s forecasted revenues, annual customer retention rate, and EBIT margins attributable to customer relationships by comparing to relevant support including, where applicable, (a) peer group and market participant data, (b) actual EBIT margins for technology distributors, (c) industry reports, and (d) historical actual Aerohive results.  We evaluated the forecasted revenues, technology life, costs of sales and operating expenses, and research and development maintenance rates attributable to developed technology by comparing to relevant support including, where applicable, (a)  peer group and market participant data, (b) industry reports and (c) historical actual Aerohive results.  In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the valuation methodologies used by the Company;
•	Evaluating the peer group and market participant data used in the assessment of assumptions noted above; and
•	Assessing the reasonableness of technology life and research and development maintenance rates based on the nature of the technology acquired.

/s/KPMG LLP

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina

August 31, 2020

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash	$193,872	$169,607
Accounts receivable, net of allowance for doubtful accounts of $1,212 and $1,054, respectively	122,727	174,414
Inventories	62,589	63,589
Prepaid expenses and other current assets	35,019	34,379
Total current assets	414,207	441,989
Property and equipment, net	58,813	73,554
Operating lease right-of-use assets, net	51,274	—
Intangible assets, net	68,394	51,112
Goodwill	331,159	138,577
Other assets	55,241	51,642
Total assets	$979,088	$756,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,484 and $489, respectively	$16,516	$9,011
Accounts payable	48,439	65,704
Accrued compensation and benefits	50,884	51,625
Accrued warranty	14,035	14,779
Current portion of operating lease liabilities	19,196	—
Current portion of deferred revenue	190,226	144,230
Other accrued liabilities	58,525	70,680
Total current liabilities	397,821	356,029
Deferred revenue, less current portion	100,961	59,012
Long-term debt, less current portion, net of unamortized debt issuance costs of $7,165 and $1,261, respectively	394,585	169,739
Operating lease liabilities, less current portion	50,238	—
Deferred income taxes	2,334	1,957
Other long-term liabilities	27,751	54,150
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $.001 par value, 750,000 shares authorized; 127,114 and 121,538 shares issued, respectively; 120,517 and 119,172 shares outstanding, respectively	127	122
Additional paid-in-capital	1,035,041	986,772
Accumulated other comprehensive loss	(6,378)	(2,473)
Accumulated deficit	(980,279)	(853,434)
Treasury stock at cost: 6,597 and 2,366 shares, respectively	(43,113)	(15,000)
Total stockholders’ equity	5,398	115,987
Total liabilities and stockholders’ equity	$979,088	$756,874

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018

Net revenues:
Product	$653,651	$747,571	$764,455
Service	294,368	248,218	218,687
Total net revenues	948,019	995,789	983,142
Cost of revenues:
Product	326,333	346,218	357,062
Service	103,847	98,336	91,563
Total cost of revenues	430,180	444,554	448,625
Gross profit:
Product	327,318	401,353	407,393
Service	190,521	149,882	127,124
Total gross profit	517,839	551,235	534,517
Operating expenses:
Research and development	209,606	210,132	183,877
Sales and marketing	283,632	285,326	267,107
General and administrative	60,991	55,623	50,988
Acquisition and integration costs, net of bargain purchase gain	32,073	3,444	53,900
Restructuring and related charges, net of reversals	22,011	5,090	8,140
Amortization of intangibles	8,425	6,346	8,715
Total operating expenses	616,738	565,961	572,727
Operating loss	(98,899)	(14,726)	(38,210)
Interest income	1,420	2,232	2,847
Interest expense	(23,750)	(12,597)	(13,923)
Other income (expense), net	737	(783)	2,639
Loss before income taxes	(120,492)	(25,874)	(46,647)
Provision (benefit) for income taxes	6,353	(21)	145
Net loss	$(126,845)	$(25,853)	$(46,792)

Net loss per share - basic and diluted	$(1.06)	$(0.22)	$(0.41)
Shares used in per share calculation - basic and diluted	119,814	117,954	114,221

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Net loss	$(126,845)	$(25,853)	$(46,792)
Other comprehensive income (loss), net of tax:
Unrealized losses on derivative instruments - interest rate swaps	(1,769)	—	—
Change in unrealized gains on available for sale securities	—	—	497
Net change in foreign currency translation adjustments	(2,136)	(273)	102
Other comprehensive income (loss), net of tax:	(3,905)	(273)	599
Total comprehensive loss	$(130,750)	$(26,126)	$(46,193)

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2017	110,925	111	909,155	(2,302)	—	—	(781,286)	125,678
Net loss	—	—	—	—	—	—	(46,792)	(46,792)
Other comprehensive income	—	—	—	599	—	—	—	599
Issuance of common stock from equity incentive plans, net of tax	5,198	5	3,336	—	—	—	—	3,341
Stock-based compensation	—	—	27,633	—	—	—	—	27,633
Stock awards granted in connection with acquisition	—	—	2,273	—	—	—	—	2,273
Balance at June 30, 2018	116,123	116	942,397	(1,703)	—	—	(828,078)	112,732
Cumulative effect of adopting ASU 2016-01	—	—	—	(497)	—	—	497	—
Net loss	—	—	—	—	—	—	(25,853)	(25,853)
Other comprehensive loss	—	—	—	(273)	—	—	—	(273)
Issuance of common stock from equity incentive plans, net of tax	5,415	6	11,478	—	—	—	—	11,484
Stock-based compensation	—	—	32,897	—	—	—	—	32,897
Repurchase of stock	—	—	—	—	(2,366)	(15,000)	—	(15,000)
Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(126,845)	(126,845)
Other comprehensive loss	—	—	—	(3,905)	—	—	—	(3,905)
Issuance of common stock from equity incentive plans, net of tax	5,576	5	8,784	—	—	—	—	8,789
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Stock-based compensation	—	—	37,842	—	—	—	—	37,842
Repurchase of stock	—	—	(1,887)	—	(4,231)	(28,113)	—	(30,000)
Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(126,845)	$(25,853)	$(46,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,603	26,889	23,471
Amortization of intangible assets	35,218	25,984	25,585
Reduction in carrying amount of right-of-use asset	16,420	—	—
Provision for doubtful accounts	1,289	1,407	1,687
Share-based compensation	37,842	32,897	27,633
Deferred income taxes	1,760	(5,766)	(4,677)
Non-cash restructuring and impairment charges	7,622	—	—
Unrealized/realized loss (gain) on equity investment	—	508	(3,967)
Realized gain on bargain purchase	—	—	(5,030)
Loss on extinguishment of debt	—	—	1,173
Non-cash interest expense	4,196	3,022	4,060
Other	(349)	54	1,873
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	62,151	36,331	(69,518)
Inventories	19,951	278	17,343
Prepaid expenses and other assets	781	(6,979)	(8,014)
Accounts payable	(26,080)	(9,850)	18,844
Accrued compensation and benefits	(8,080)	1,274	4,981
Operating lease liabilities	(17,345)	—	—
Deferred revenue	19,530	28,716	28,366
Other current and long-term liabilities	(20,780)	(3,967)	2,025
Net cash provided by operating activities	35,884	104,945	19,043
Cash flows from investing activities:
Capital expenditures	(15,268)	(22,730)	(40,411)
Business acquisitions, net of cash acquired	(219,458)	—	(97,581)
Maturities and sales of investments	45,249	921	5,521
Net cash used in investing activities	(189,477)	(21,809)	(132,471)
Cash flows from financing activities:
Borrowings under Revolving Facility	55,000	—	10,000
Borrowings under Term Loan	199,500	—	290,000
Payments on debt obligations	(34,517)	(19,875)	(193,713)
Loan fees on borrowings	(12,029)	(545)	(3,211)
Repurchase of common stock	(30,000)	(15,000)	—
Proceeds from issuance of common stock, net of tax withholding	8,789	11,484	3,341
Payment of contingent consideration obligations	(4,251)	(6,506)	(671)
Deferred payments on an acquisition	(4,000)	(4,000)	(1,000)
Net cash provided by (used in) financing activities	178,492	(34,442)	104,746
Foreign currency effect on cash	(634)	(226)	(629)
Net increase (decrease) in cash and cash equivalents	24,265	48,468	(9,311)

Cash and cash equivalents at beginning of period	169,607	121,139	130,450
Cash at end of period	$193,872	$169,607	$121,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,411	$8,490	$8,294
Cash paid for taxes, net	$5,309	$5,974	$4,131
Non-cash investing activities:
Unpaid capital expenditures	$1,860	$4,142	$5,323

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to fiscal year ended “fiscal year ended 2020” or “2020”; “fiscal 2019” or “2019”; “fiscal 2018” or “2018” represent the fiscal years ending, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company predominantly uses the United States Dollar as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated to United States Dollars at current month end exchange rates; and revenues and expenses are translated using the monthly average rate.

Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company derives revenues primarily from sales of its networking equipment, with the remaining revenues generated from software delivered as a service (“SaaS”) and service fees relating to maintenance contracts, professional services, and training for the products. The Company recognizes revenues when control of promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

See Note 3, Revenues for further discussion.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Allowance for Product Returns

The Company maintains estimates for product returns based on its historical returns, analysis of credit memos and its return policies. The allowance includes the estimates for product allowances from end customers as well as stock rotations and other returns from the Company’s stocking distributors. The allowance for product returns is shown as a reduction of accounts receivable as there is a contractual right of offset and returns are applied to accounts receivable balances outstanding as of the balance sheet date. There have not been material revisions to the estimated product returns for any periods presented.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which reflects its best estimate of potentially uncollectible trade receivables. The allowance consists of both specific and general reserves. The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. It records specific allowances for bad debts in general and administrative expense when it becomes aware of a specific customer’s inability to meet its financial obligation to the Company, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining the allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. The Company mitigates some collection risk by requiring some of its customers in the Asia-Pacific region, excluding Japan and Australia, to pay cash in advance or secure letters of credit when placing an order with the Company.

Inventories

The Company values its inventory at lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company has established inventory allowances when conditions exist that suggest that inventory is obsolete or may be in excess of anticipated demand based upon assumptions about future demand. At the point of the loss recognition, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Previously written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

Long-Lived Assets

Long-lived assets include (a) property and equipment, (b) operating lease right-of-use (“ROU”) assets, (c) goodwill and intangible assets, and (d) other assets. Property and equipment, ROU assets, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

(a) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of one to four years are used for computer equipment and purchased software. Estimated useful lives of three to seven years are used for office equipment and furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the lesser of the useful life or lease terms (ranging from two to ten years).

(b) ROU Assets

ROU assets under the Company’s operating leases represent the Company’s right to use an underlying asset over the lease term. The ROU asset is reduced over a straight-line or other systematic basis representative of the pattern in which the Company expects to consume the ROU assets’ future economic benefits. The ROU asset is also adjusted for leasehold improvements paid by the lessor, lease incentives, and asset impairments, among other things.

(c) Goodwill and Intangible Assets

Goodwill and intangible assets are generated as a result of business combinations and are comprised of, among other things, developed technology, customer relationships, trade names, and licensing agreements.

The remaining lives of intangibles are considered regularly along with assessments of impairment and lives are adjusted or impairment charges taken when required.

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

Deferred Revenue

Deferred revenue represents amounts for (i) deferred maintenance, support, and SaaS revenues, and (ii) other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

Product Warranties and Guarantees

Networking products may contain undetected hardware or software errors when new products or new versions or updates of existing products are released to the marketplace. The majority of the Company’s hardware products are shipped with either a one-year warranty or a limited lifetime warranty, and software products receive a 90-day warranty. Upon shipment of products to its customers, the Company estimates expenses for the cost to repair or replace products that may be returned under warranty and accrues a liability in cost of product revenues for this amount. The determination of the Company’s warranty requirements is based on actual historical experience with the product or product family, estimates of repair and replacement costs and any product warranty problems that are identified after shipment. The Company estimates and adjusts these accruals at each balance sheet date in accordance with changes in these factors.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expenses were immaterial in fiscal years 2020, 2019 and 2018.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions.  The first step is to evaluate the tax position by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.  For additional discussion, see Note 16, Income Taxes.

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

The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The new standard also provided practical expedients for ongoing accounting. The Company also elected the short-term lease recognition exemption for all leases that qualified. For those leases that qualified, existing short-term leases at the transition date and those entered into subsequent to the transition date, the Company did not recognize right-of-use assets or lease liabilities. In addition, the Company elected the practical expedient not to separate lease and non-lease components for leases except for the logistic services asset class and certain revenue subscription contracts where the Company leases its hardware products and provides maintenance and support over a service period which is recognized under ASC Topic 606. See Note 9, Leases for additional information regarding the Company’s leases.

On July 1, 2019, the Company recognized ROU assets of $64.6 million and corresponding lease liabilities of $79.5 million on the consolidated balance sheets, which was based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to allow companies to better align risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results by expanding and refining hedge accounting for both nonfinancial and financial risk components and aligning the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, in October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), which amends Topic 815 to add the overnight index swap (OIS) rate based on the secured overnight financing rate as a fifth U.S. benchmark interest rate. In addition, Topic 815 was subsequently amended by ASU 2019-04, Codification Improvements. These standards are effective for interim and annual reporting periods beginning after December 15, 2018. The standard was adopted on July 1, 2019 and did not have a material impact on the Company’s financial statements upon adoption. During the third quarter of fiscal 2020, the Company entered into interest rate swap agreements to manage its exposure to fluctuations of interest rates associated with its debt.  See Note 14, Derivatives and Hedging for additional information.

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

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective upon issuance and can be applied to applicable contract modifications through December 31, 2022. The Company elected to apply the amendments in this update to eligible hedging relationships existing as of January 1, 2020 or entered into during fiscal year 2020 in accordance with the transition options available. This guidance did not have any impact upon adoption. The Company will apply this guidance to transactions or modifications of these arrangements as appropriate through transition period.

Recently Issued Accounting Pronouncements

 In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. It replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019.  The Company is currently evaluating the impact the new standard, but does not believe that it will have a material effect on its consolidated financial statements and related disclosures. The Company currently plans to adopt this standard beginning with its fiscal year 2021, beginning on July 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added.  This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. The Company is currently evaluating the impact the new standard, but does not believe that it will have a material effect on its consolidated financial statements and related disclosures. This guidance is effective for the Company’s fiscal year 2021, beginning on July 1, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. The Company is currently evaluating the impact the new standard, but does not believe that it will have a material effect on its consolidated financial statements and related disclosures. This guidance is effective for the Company’s fiscal year 2021, beginning on July 1, 2020.

In December 2019, the FASB issued ASU 2019-12, Income taxes – Simplifying the Accounting for Income Taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements and related disclosures. This guidance is effective for the Company’s fiscal year 2022, beginning on July 1, 2021.

3. Revenues

Revenue Recognition

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for revenue in accordance with ASU 2014-09, Revenue from Contracts from Customers (Topic 606), which the Company adopted on July 1, 2017, using the retrospective method.  The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from SaaS and service fees primarily relating to maintenance contracts with additional revenues from professional services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment for product sales. Revenues from maintenance contracts and SaaS are recognized over time as the Company’s performance obligations are satisfied. This is typically the contractual service period, which ranges from one to five years.  For product sales to value-added resellers of the Company, non-stocking distributors and end-user customers, the Company generally does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits.  Sales taxes collected from customers are excluded from revenues.  Shipping costs are included in cost of product revenues. Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration and the Company maintains estimated accruals and allowances using the expected value method. There were no material changes in the current period to the estimated transaction price for performance obligations which were satisfied or partially satisfied during previous periods.

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are estimated using the expected value method based on historical return rates based on historical return rates and estimates provided by the distributors. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

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

At June 30, 2020, the Company had $291.2 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues.  The Company expects to recognize approximately 65 percent of this amount in fiscal 2021, an additional 19 percent in fiscal 2022 and 16 percent of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the consolidated balance sheets. Services provided under renewable support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are either billed fully at the inception of contract or at periodic

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intervals (e.g., quarterly or annually).  The Company generally receives payments from its customers in advance of services being provided, resulting in deferred revenue.  These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the years ended June 30, 2020 and 2019, that was included in the deferred revenue balance at the beginning of each period was $137.6 million and $126.7 million, respectively.

Contract Costs.  The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $8.1 million and $6.5 million at June 30, 2020 and 2019, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations.  Amortization recognized during the years ended 2020, 2019 and 2018 was $5.2 million, $3.0 million and $2.1 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Revenues by Category: The following tables set forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Year Ended June 30, 2020
Net Revenues	Distributor	Direct	Total
Americas:
United States	$218,276	$241,493	$459,769
Other	19,530	20,103	39,633
Total Americas	237,806	261,596	499,402
EMEA:	218,947	138,254	357,201
APAC:	21,554	69,862	91,416
Total net revenues	$478,307	$469,712	$948,019

	Year Ended June 30, 2019
Net Revenues	Distributor	Direct	Total
Americas:
United States	$259,873	$238,832	$498,705
Other	22,264	20,632	42,896
Total Americas	282,137	259,464	541,601
EMEA:	229,223	129,104	358,327
APAC:	14,598	81,263	95,861
Total net revenues	$525,958	$469,831	$995,789

	Year Ended June 30, 2018
Net Revenues	Distributor	Direct	Total
Americas:
United States	$271,975	$219,642	$491,617
Other	19,414	25,274	44,688
Total Americas	291,389	244,916	536,305
EMEA:	218,682	136,064	354,746
APAC:	15,621	76,470	92,091
Total net revenues	$525,692	$457,450	$983,142

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the above amounts are $8.9 million, $11.2 million, and $8.9 million of leasing revenues for the years ended 2020, 2019 and 2018, respectively.

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Tech Data Corporation	18%	18%	14%
Jenne Corporation	15%	17%	13%
Westcon Group Inc.	13%	12%	13%

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable balance:

	June 30, 2020	June 30, 2019
Tech Data Corporation	23%	12%
Jenne Corporation	25%	35%

4. Business Combinations

The Company completed one acquisition during the fiscal year ended June 30, 2020 and three acquisitions during the fiscal year ended June 30, 2018. The acquisitions have been accounted for using the acquisition method of accounting. The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The purchase price of each acquisition has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach. The fair value of property and equipment was determined using a cost approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount the Company would be required to pay to a third party to assume the obligation. Intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. Results of operations of the acquired entities are included in the Company’s operations beginning with the closing date of each acquisition.

Fiscal 2020 Acquisitions

Aerohive Acquisition

On August 9, 2019 (the “Acquisition Date”) the Company consummated its acquisition (the “Acquisition”) of all of the outstanding common stock of Aerohive Networks, Inc. (“Aerohive”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) entered into as of June 26, 2019.  Under the terms of the Acquisition, the net consideration paid by Extreme to Aerohive stockholders was $267.1 million.

The Acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Aerohive have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets.  The fair values were determined through established and generally accepted valuation techniques. All valuations were considered finalized as of June 30, 2020.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of aggregate purchase consideration are as follows (in thousands):

Purchase consideration	August 9, 2019
Cash paid to acquire outstanding shares	$263,616
Replacement of stock-based awards	3,530
Aggregate purchase consideration	$267,146

The purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands).

	Preliminary Allocation as of August 9, 2019		Adjustments	Final Allocation as of June 30, 2020
Cash and cash equivalents	$44,158		$—	$44,158
Short-term investments	45,148		—	45,148
Accounts receivable, net	11,753		—	11,753
Inventories	16,698	a	2,534	19,232
Prepaid expenses and other current assets	3,980	b	(56)	3,924
Property and equipment	2,185	c	179	2,364
Operating lease right-of-use assets	6,336		—	6,336
Other assets	2,195		—	2,195
Debt	(20,000)		—	(20,000)
Accounts payable	(9,737)		—	(9,737)
Accrued compensation and benefits	(7,129)		—	(7,129)
Accrued warranty	(570)		—	(570)
Other accrued liabilities	(1,960)		—	(1,960)
Operating lease liabilities	(4,752)		—	(4,752)
Deferred revenue	(68,415)		—	(68,415)
Other liabilities	(408)	e	(75)	(483)
Net tangible assets	19,482		2,582	22,064

Identifiable intangible assets	53,400	d	(900)	52,500
Goodwill	194,264	a,b,c,d, e	(1,682)	192,582
Total intangible assets acquired	247,664		(2,582)	245,082

Total net assets acquired	$267,146		$—	$267,146

The changes during the period in the table above include: a) adjustment of the fair value of inventories acquired, b) write-off of an asset with no future economic value as of the Acquisition Date, c) adjustment to the value of property and equipment as of the Acquisition Date at an international location, d) adjustment to the fair value of intangibles, and e) adjustment of the fair value of certain tax related liabilities.

The following table presents details of the identifiable intangible assets acquired as part of the Acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	4	$39,100
Backlog	1	400
Customer relationships	7	11,400
Trade names	1	1,600
Total identifiable intangible assets		$52,500

The amortization for the developed technology and backlog is recorded in “Cost of revenues” for product and service and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Aerohive

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

along with the future potential of the technology. The Company will not be entitled to amortization of the goodwill and intangible assets for tax purposes as the Acquisition is a nontaxable stock acquisition.

The results of operations of Aerohive are included in the accompanying consolidated statements of operations beginning August 9, 2019.  The Aerohive revenues for the year ended June 30, 2020 was $125.1 million and was incorporated into the revenues of the Company.  Certain associated expenses of Aerohive were incorporated with the results of operations of the Company and, therefore, stand-alone operating results are not available.

In the year ended June 30, 2020, the Company incurred acquisition and integration related expenses of $32.1 million associated with the Acquisition, including a $6.8 million compensation charge for certain Aerohive Executive stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts.  Other acquisition and integration costs consist primarily of professional fees for financial and legal advisory services and severance charges for terminated Aerohive employees.  Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

Pro Forma Financial Information

The following unaudited pro forma results of operations are presented as though the Acquisition had occurred as of July 1, 2018, the beginning of fiscal 2019, after giving effect to purchase accounting adjustments relating to inventories, deferred revenue, depreciation and amortization of intangibles, acquisition and integration costs, and interest income and expense.

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

The unaudited pro forma financial information for the year ended June 30, 2020 combines the historical results for Extreme for such periods, which include the results of Aerohive subsequent to the Acquisition Date, and Aerohive’s historical results up to the Acquisition Date.

Pro forma results of operations for the year ended June 30, 2019 combines the historical results of operations for Extreme and for Aerohive.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Year Ended
	June 30, 2020	June 30, 2019
Net revenues	$962,399	$1,139,321
Net loss	$(85,392)	$(120,146)
Net loss per share - basic and diluted	$(0.71)	$(1.02)
Shares used in per share calculation - basic and diluted	119,814	117,954

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Balance Sheet Components

Accounts Receivable

The following is a summary of accounts receivable (in thousands):

	June 30, 2020	June 30, 2019

Accounts receivable	$151,902	$201,365
Allowance for doubtful accounts	(1,212)	(1,054)
Allowance for product returns	(27,963)	(25,897)
Accounts receivable, net	$122,727	$174,414

The following table is a summary of the allowance for doubtful accounts (in thousands):

Description	Balance at beginning of period	Charges to bad debt expenses	Deductions (1)	Balance at end of period
Year Ended June 30, 2020:
Allowance for doubtful accounts	$1,054	$1,289	$(1,131)	$1,212
Year Ended June 30, 2019:
Allowance for doubtful accounts	$1,478	$1,407	$(1,831)	$1,054
Year Ended June 30, 2018:
Allowance for doubtful accounts	$1,190	$1,687	$(1,399)	$1,478

(1)	Uncollectible accounts written off, net of recoveries

The following table is a summary of the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2020:
Allowance for product returns	$25,897	$76,802	$(74,736)	$27,963
Year Ended June 30, 2019:
Allowance for product returns	$11,266	$85,190	$(70,559)	$25,897
Year Ended June 30, 2018:
Allowance for product returns	$7,296	$38,103	$(34,133)	$11,266

Inventories

The following is a summary of the Company’s inventory by category (in thousands):

	June 30, 2020	June 30, 2019
Finished goods	$52,879	$49,492
Raw materials	9,710	14,097
Total Inventories	$62,589	$63,589

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

The following is a summary of the Company’s property and equipment by category (in thousands):

	June 30, 2020	June 30, 2019
Computers and equipment	$73,244	$72,309
Purchased software	34,015	29,126
Office equipment, furniture and fixtures	10,639	10,815
Leasehold improvements	52,317	51,245
Total property and equipment	170,215	163,495
Less: accumulated depreciation and amortization	(111,402)	(89,941)
Property and equipment, net	$58,813	$73,554

The Company recognized depreciation expense of $28.6 million, $26.9 million, and $23.5 million related to property and equipment during the years ended 2020, 2019 and 2018, respectively.

Deferred Revenue

The following table summarizes contract liabilities which are shown as deferred revenue (in thousands):

	June 30, 2020	June 30, 2019
Deferred maintenance, support, and SaaS	$279,368	$192,955
Other deferred revenue	11,819	10,287
Total deferred revenue, net	291,187	203,242
Less: current portion	190,226	144,230
Non-current deferred revenue, net	$100,961	$59,012

Total deferred revenue increased primarily due to the acquisition of Aerohive, and extended duration period of new service contracts during fiscal 2020.

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2020	June 30, 2019
Balance beginning of period	$14,779	$12,807
Warranties assumed due to acquisitions	570	—
New warranties issued	19,686	22,919
Warranty expenditures	(21,000)	(20,947)
Balance end of period	$14,035	$14,779

Other Long-term Liabilities

The following is a summary of long-term liabilities (in thousands):

	June 30, 2020	June 30, 2019
Acquisition-related deferred payments, less current portion	$5,847	$9,604
Contingent consideration obligations, less current portion	506	2,688
Other contractual obligations, less current portion	16,722	26,261
Other	4,676	15,597
Total other long-term liabilities	$27,751	$54,150

6. Fair Value Measurements

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$8	$—	$8
Interest rate swaps	$—	$1,769	$—	$1,769
Acquisition-related contingent consideration obligations	$—	$—	$2,167	$2,167
Total liabilities measured at fair value	$—	$1,777	$2,167	$3,944

June 30, 2019	Level 1	Level 2	Level 3	Total
Liabilities
Acquisition-related contingent consideration obligations	$—	$—	$6,298	$6,298
Total liabilities measured at fair value	$—	$—	$6,298	$6,298

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The fair value of derivative instruments under our foreign currency contracts and interest rate swaps are estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.

As of June 30, 2020, forward foreign currency contracts had a notional principal amount of $4.0 million and for the year ended June 30, 2020, there were gains of $0.1 million. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are included in other income or expense. There were no forward foreign currency contracts at June 30, 2019. See Note 14, Derivatives and Hedging for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of June 30, 2020, the Company had entered into multiple interest rate swap contracts with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive income (loss). As of June 30, 2020, these contracts had an unrealized loss of $1.8 million. There were no interest rate swaps outstanding at June 30, 2019. See Note 14, Derivatives and Hedging for additional information.

The fair value of the borrowings under the Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Due to the limited duration until maturity of the Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $420.8 million and $180.5 million as of June 30, 2020 and 2019, respectively.  Such differences are immaterial for all periods presented.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At June 30, 2020 and June 30, 2019, the Company reflected one liability measured at fair value of $2.2 million and $6.3 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

Year Ended
June 30, 2020
Beginning balance	6,298
Payments	(4,251)
Accretion on discount	120
Ending balance	$2,167

There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the year ended June 30, 2020 or 2019. There were no impairments recorded for the year ended June 30, 2020 or 2019.

7. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2020	June 30, 2019
Balance at beginning of period	$138,577	$139,082
Additions due to acquisitions (see Note 4)	192,582	—
Adjustments	—	(505)
Balance at end of period	$331,159	$138,577

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2020
Developed technology	2.4 years	$156,100	$103,806	$52,294
Customer relationships	4.8 years	63,039	49,598	13,441
Backlog	— years	400	400	—
Trade names	1.4 years	10,700	8,554	2,146
License agreements	5.8 years	2,445	1,932	513
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$165,672	$68,394

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2019
Developed technology	2.4 years	$117,000	$77,449	$39,551
Customer relationships	2.0 years	51,639	44,410	7,229
Trade names	2.4 years	9,100	5,647	3,453
License agreements	5.4 years	2,445	1,661	784
Other intangibles	0.6 years	1,382	1,287	95
Total intangibles, net		$181,566	$130,454	$51,112

The following table summarizes the amortization expense of intangibles for the periods presented (in thousands):

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Amortization in “Cost of revenues: Product and Service”	$26,793	$19,638	$16,870
Amortization of intangibles in "Operations"	8,425	6,346	8,715
Total amortization	$35,218	$25,984	$25,585

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense that is recognized in “Cost of revenues: Product and Service” is comprised of amortization for developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2021	$32,356
2022	17,674
2023	12,278
2024	2,515
2025	1,700
Thereafter	1,871
Total	$68,394

8. Debt

Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2020	June 30, 2019
Current portion of long-term debt:
Term Loan	$19,000	$9,500
Less: unamortized debt issuance costs	(2,484)	(489)
Current portion of long-term debt	$16,516	$9,011

Long-term debt, less current portion:
Term Loan	$346,750	$171,000
Revolving Facility	55,000	—
Less: unamortized debt issuance costs	(7,165)	(1,261)
Total long-term debt, less current portion	394,585	169,739
Total debt	$411,101	$178,750

On May 1, 2018, the Company entered into a Credit Agreement (the “2018 Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as an administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders.  The 2018 Credit Agreement provided for i) a $40 million five-year revolving credit facility (the “2018 Revolving Facility”), ii) a $190 million five-year term loan (the “2018 Term Loan”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“2018 Incremental Facility”).

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

The 2019 Credit Agreement, which replaced the 2018 Credit Agreement, provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million and a 5-year revolving loan facility in an aggregate principal amount of $75 million (the “2019 Revolving Facility”).  In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the additional proceeds from the term loan to partially fund the Acquisition and for working capital and general corporate purposes.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2019 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2019 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2019 Credit Agreement also includes customary events of default which may result in acceleration the payment of the outstanding balance.

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

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2018, in conjunction with the 2018 Credit Agreement, the Company recorded a loss from an extinguishment of debt of $1.2 million in “Interest expense” in the accompanying consolidated statements of operations. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments, and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility.  The interest rate as of June 30, 2020 was 5.6%.

Amortization of deferred financing costs is included in “Interest expense” in the accompanying consolidated statements of operations, totaled $2.5 million, $0.6 million and $0.7 million in fiscal years ended 2020, 2019 and 2018, respectively.

The Company had $7.7 million of outstanding letters of credit as of June 30, 2020.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

For the fiscal year ending:
2021	$19,000
2022	26,125
2023	35,625
2024	38,000
2025	302,000
Total	$420,750

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or right-of-use (“ROU”) asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate at the commencement date because the rate implicit in the leases are not readily determinable. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. The biggest drivers having the greatest effect determining the incremental borrowing rate for each one of the Company’s leases are term of the lease and the currency the in which the lease obligation is satisfied. Operating lease assets also included a reclassification for previous asset impairments and associated restructuring liabilities, deferred rent, lease incentives and initial direct costs which reduced the operating lease ROU assets as of July 1, 2019.

Some operating leases contain lease and non-lease components. Certain lease contracts include fixed payments for services, such as operations, maintenance, or other services. The Company has elected to account for fixed lease and non-lease components as a single lease component except for the logistic service asset class. Cash payments made for non-lease costs and variable lease costs are not included in the measurement of operating lease assets and liabilities and are recognized in the Company’s consolidated statements of operations as incurred. Some lease terms include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless it is reasonably certain that it will exercise that option. The Company’s lease agreements do not contain any residual value guarantees.

Activity and other information relating to operating leases is as follows (in thousands except for lease term and discount rate):

Year Ended
June 30, 2020
Operating lease costs	$19,600
Variable lease costs	6,176
Cash paid for amounts included in the measurement of operating liabilities	21,064
ROU assets obtained for new lease obligations	3,779
ROU assets obtained from Aerohive business combination	6,336

June 30, 2020
Weighted average remaining lease term (in years)	4.3
Weighted Average Discount Rate	4.5%

Short-term lease expense, which represents expense for leases that have terms of one year or less, was not material for the year ended June 30, 2020.

The maturities of the Company’s operating lease liabilities as of June 30, 2020 by fiscal year are as follows:

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases (in thousands)
2021	$21,725
2022	19,765
2023	15,869
2024	6,427
2025	4,406
Thereafter	8,156
Total future minimum lease payments	76,348
Less amount representing interest	(6,914)
Total operating lease liabilities	$69,434
Operating lease liabilities, current	$19,196
Operating lease liabilities, non-current	$50,238

As of June 30, 2019, the minimum future rentals on non-cancellable operating leases by fiscal year, based on the previous accounting standard, were as follows:

Operating Leases (in thousands)
2020	$22,733
2021	21,174
2022	20,680
2023	17,828
2024	5,976
Thereafter	16,287
Total lease payments	$104,678

Sublease Considerations

The Company currently is a sublessor on several operating facility subleases that expire on various dates through fiscal 2023. The subleases have terms from five to six years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. These operating subleases include only lease components. The Company included $2.5 million of sublease income in lease expense for the year ended June 30, 2020.

Lessor Considerations

Although most of the Company’s revenues from its hardware business comes from sales of hardware, the Company also sells subscription contracts which contain both operating lease and non-lease components. These leases range in duration generally up to three years with payments generally collected in equal quarterly installments, do not include purchase options, and include 60-day termination rights by either party. For the years ended 2020, 2019 and 2018, respectively, $8.9 million, $11.2 million, and $8.9 million of consideration for these leases are included in product revenues in the Company’s consolidated financial statements. The accounting for these arrangements was not impacted by the Company’s adoption of ASC 842.

10. Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2020, the Company had non-cancelable commitments to purchase $38.0 million of inventory other services, which will be received and consumed during the first half of fiscal 2021. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated.  The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable.  When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual.  However, if the loss (or an additional loss in excess of any prior accrual) is at least a reasonable possibility and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.  The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events.  Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty.  Accordingly, for current proceedings, except as noted below, the Company is currently unable to estimate any reasonably possible loss or range of possible loss.  However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.

All currency conversions in this Legal Proceedings section are as of June 30, 2020.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California.  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees.  In 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (IPR) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents. The PTAB has now invalidated all asserted claims of the ’296 patent and ’728 patent and has found the challenged claims of the ’231 patent not invalid in view of the prior art asserted in the IPR instituted against that patent. The matter has been stayed and a status conference is set for November 23, 2020.  The Company believes the claims are without merit and intends to defend them vigorously.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches equipped with the ExtremeXOS operating system.  Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  On May 3, 2018, Extreme Networks GmbH filed a separate nullity action in the Federal Patent Court in Munich, seeking to invalidate the asserted patents.  After a hearing on January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company.  Orckit filed a notice of appeal on March 13, 2020 and submitted their Grounds of Appeal on April 20, 2020.  Extreme filed its response to the Appeal on July 8, 2020.

On April 23, 2019, Orckit filed and extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of European Patent EP 3 068 077 B1 (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches.  Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit.  The Company filed a nullity action with the German Federal Patent Court, seeking to invalidate the asserted patent.  Orckit has filed its substantive reasons for opposing the Company’s nullity action on June 11, 2020.   A hearing for the EP ‘077 infringement case has been scheduled for September 29, 2020.

The Company believes that all claims in both cases are without merit and intends to defend them vigorously.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Global Innovation Aggregators, LLC v. Extreme Networks, Inc.; Extreme Networks China Limited; Extreme Networks Technology (Beijing) Co., Ltd.; and Shenzhen Yingzhixiang Technology Co.

In January 2019, Global Innovation Aggregators, LLC (“GIA”) filed six patent infringement lawsuits against the Company and its Chinese and Hong Kong subsidiaries and Shenzhen Yingzhixiang Technology Co., Ltd. in Shenzhen Intermediate People’s Court in China.  In each lawsuit, GIA has accused a number of Summit switching products of infringing one of six patents.  The parties reached a settlement in these cases, and all six cases have been dismissed.

Shenzhen Dunjun Technology Ltd. v. Aerohive Networks (Hangzhou) Ltd.; Aerohive Networks, Inc.; and Yunqing Information Technology (Shenzhen) Ltd.

On June 20, 2019, Shenzhen Dunjun Technology Ltd. (“Shenzhen Dunjun”) filed a patent infringement lawsuit against Aerohive Networks, Inc. (“Aerohive”), its Chinese subsidiary, and Yunqing Information Technology (Shenzhen) Ltd. in the Shenzhen Intermediate People’s Court in China.  The lawsuit alleges infringement of a Chinese patent and seeks damages of RMB 10.0 million (USD $1.4 million). The trial originally scheduled for November 15, 2019 has been postponed by the Court, pending the jurisdictional objections filed by Aerohive.  The Court rejected the jurisdictional challenge, and Aerohive appealed. A first hearing in the trial was held on July 30, 2020, and the Court subsequently scheduled a second hearing for September 4, 2020.

The Company believes that the claims are without merit and intends to defend them vigorously.  The Company cannot estimate at this time the possible loss or range of loss that may result from this action.

Proven Networks, LLC v. Extreme Networks, Inc.

On March 24, 2020, Proven Networks, LLC (“Proven”) filed a patent infringement lawsuit against the Company in the Northern District of California. The lawsuit alleges direct and indirect infringement of three U.S. patents based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of Extreme Analytics Extreme XOS, and certain network devices equipped with the Extreme XOS operating system.  Proven seeks injunctive relief, unspecified damages, pre- and post-judgment interest, and attorneys’ fees.  The Company believes that the claims are without merit and intends to defend them vigorously.

A hearing on the Company’s motion to dismiss is scheduled for October 15, 2020.  Given the uncertainty of litigation and the preliminary stage of the case, the Company cannot estimate at this time the possible loss or range of loss that may result from this action.

DataCloud Technologies, LLC. v. Extreme Networks, Inc.

On June 5, 2020, DataCloud Technologies, LLC. (“DataCloud”) filed a patent infringement lawsuit against the Company in the District of Delaware.  The lawsuit alleges direct infringement of four U.S. patents based on Company’s shipping, distributing, making, using, importing, offering for sale, and/or selling of Extreme SLX Insight Architecture, Extreme Management Center, ExtremeSwitching switches, and ExtremeCloud Subscription Service.  DataCloud seeks injunctive relief, monetary damages, interest, and attorneys’ fees.  Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

American Patents LLC v. Extreme Networks, Inc.

On August 14, 2020, American Patents LLC filed a patent infringement lawsuit against the Company in the Western District of Texas.  The complaint alleges direct and indirect infringement of certain U.S. patents and seeks injunctive relief, unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees.  Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with the entering into of the Company’s Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors (the “Board”) is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2020, no shares of preferred stock were outstanding.

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

The Company’s Board of Directors adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 8, 2020, to extend the Restated Rights Plan through May 31, 2021, subject to ratification by a majority of the stockholders of the Company at the next annual shareholders meeting.

Equity Incentive Plan

The Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan to increase the maximum number of available shares by 7.0 million shares.  The amendment was ratified by a majority of the stockholders at the Company’s annual meeting of stockholders held on November 7, 2019.

Employee Stock Purchase Plan

The Board unanimously approved an amendment to the 2014 Employee Stock Purchase Plan to increase the maximum number of shares that will be available for sale thereunder by 7.5 million shares.  The amendment was ratified by a majority of the stockholders of the Company at the annual meeting of stockholders held on November 8, 2018.

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

In November 2019, the Company entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for an initial delivery of 3.9 million shares valued at $25.2 million. The remaining balance of $4.8 million was recorded in additional paid-in-capital as a forward contract in the Company’s common stock. The forward contract was settled on January 24, 2020 and the Company received an additional 0.4 million shares of its common stock.  Total shares repurchased under the November 2019 ASR were 4.2 million shares at an average cash purchase price paid of $7.09.

The following table summarizes the Company's shares repurchases under its stock repurchase program (in thousands, except per share amounts):

	Year Ended
	June 30, 2020	June 30, 2019
Total number of shares repurchased	4,232	2,366
Average price paid per share	$7.09	$6.34
Dollar value of shares repurchased	$30,000	$15,000
Dollar value of shares that may yet be repurchased under program	$55,000	$45,000

12. Employee Benefit Plans

As of June 30, 2020, the Company has the following share-based compensation plans:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, up to 12.7 million shares subject to stock options and awards available for issuance under the 2005 Plan may be transferred to the 2013 Stock Plan and would be added to the number of shares available for future grant under the 2013 Plan.  The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting.  During the fiscal year ended 2020 an additional 7.0 million shares were authorized and made available for grant under the 2013 Plan. As of June 30, 2020, total options and awards to acquire 9.3 million shares were outstanding under the 2013 Plan and 13.1 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

Enterasys 2013 Stock Plan

Pursuant to the acquisition of Enterasys on October 31, 2013, the Company assumed the Enterasys 2013 Stock Plan (the “Enterasys Plan”).  As of June 30, 2020, total options to acquire 0.6 million shares were outstanding under the Enterasys Plan. Options granted under this plan have a contractual term of seven years. No future grants may be made from the Enterasys Plan.

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the "Aerohive Plan").  Stock awards outstanding under the Aerohive Plan were converted into awards for Extreme shares as of the Acquisition Date at a predetermined rate pursuant to the Merger Agreement.  As of  June 30, 2020, total awards to acquire 0.5 million shares of Extreme common stock were outstanding under the Aerohive Plan.  If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

	June 30, 2020	June 30, 2019
2013 Equity Incentive Plan shares available for grant	13,118	8,462
Employee stock options and awards outstanding	10,396	10,455
2014 Employee Stock Purchase Plan	7,364	10,085
Total shares reserved for issuance	30,878	29,002

Stock Options

The following table summarizes stock option activity under all plans (shares and intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2019	2,719	$4.61	3.26	$5,070
Granted	637	6.70
Exercised	(217)	4.58
Cancelled	(217)	6.07
Options outstanding at June 30, 2020	2,922	$4.95	3.09	$1,688
Vested and expected to vest at June 30, 2020	2,922	$4.95	3.09	$1,688
Exercisable at June 30, 2020	1,682	$3.78	1.18	$1,688

The total intrinsic value of options exercised in fiscal years 2020, 2019 and 2018 was $0.6 million, $0.8 million and $6.3 million, respectively.

The weighted average estimated fair value of stock options granted in fiscal year 2020 was $3.52. The weighted average estimated fair value of stock options granted in fiscal year 2019 was $2.62 per share. There were no stock options granted in fiscal 2018.  As of June 30, 2020, there was $1.8 million of total unrecognized compensation cost related to unvested stock options that will be recognized over a weighted-average period of 4.1 years.

Stock Options – Performance Stock Options

During the first quarter of fiscal 2019, the Company granted 851,700 Performance Stock Options (“PSOs”) to certain officers and executive vice presidents that will vest if the Company’s stock price achieves a price hurdle of $10.00 during the three-year performance period from August 29, 2018 through August 31, 2021. The price hurdle will be deemed to have been achieved if, at any time over the performance period, the Company’s stock maintains a price of $10.00 for 30 consecutive days.  If the price hurdle is achieved, the PSOs will vest and will have expense recognized (ratably based upon the time elapsed between August 31, 2018 and the date the hurdle is met) and the remainder will vest and have expense recognized quarterly through August 31, 2021.  The grant date fair value was $2.62.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (“RSUs”), including performance-based or market-based restricted stock units (“PSUs”) which vest over a fixed period of time or based upon the satisfaction of certain performance criteria. The Company recognizes compensation expense on the awards over the vesting period based on the award’s intrinsic value as of the date of grant.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock award activity (shares and market value in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2019	7,736	$7.67
Granted	7,151	6.42
Released	(3,956)	7.17
Cancelled	(3,457)	7.58
Non-vested stock awards outstanding at June 30, 2020	7,474	$6.83	$32,436
Vested and expected to vest at June 30, 2020	6,793	$6.60	$29,480

The aggregate fair value, as of the respective grant dates of awards granted during the years ended 2020, 2019 and 2018 was $45.9 million, $30.0 million and $51.2 million, respectively.

For the fiscal years ended 2020, 2019 and 2018, the Company withheld an aggregate of 1.3 million shares, 1.3 million shares and 1.0 million shares, respectively, upon the vesting of awards, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years ended 2020, 2019 and 2018, the Company remitted cash of $8.0 million, $8.4 million and $11.3 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2020, there was $34.4 million in unrecognized compensation costs related to non-vested stock awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Awards - Fiscal 2020

The RSUs granted during the year ended June 30, 2020 vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company. These RSUs included 0.6 million RSUs to named executive officers and directors.

Stock Awards - Fiscal 2019

During fiscal 2019, the Company approved the grant of 0.9 million stock awards to its named executive officers and directors.  Of this amount, 0.2 million of these stock awards were in the form of PSUs and 0.7 million of the stock awards granted were in the form of service-based RSUs. In addition, 0.4 million PSU’s were also granted to other vice president level employees for a total to all employees of 0.6 million PSU’s, all of which had a grant date fair value of $6.40. The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

The PSUs referenced in the preceding paragraph will be considered earned once the Company’s U.S. GAAP earnings aggregates at least $0.20 per share over two consecutive quarters (the “2019 Performance Threshold”). During the second quarter of fiscal 2020, the compensation committee of the Board modified the Performance Thresholds of $0.20 earnings per share over two consecutive quarters for PSUs issued in fiscal 2019 and 2018, to $0.09 earnings per share over two consecutive quarters following a revision to the Company’s U.S. GAAP operating plan due to the acquisition of Aerohive. Upon satisfying the 2019 Performance Threshold, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter, will vest on the same schedule as the RSUs, subject to continued service to the Company.  If the 2019 Performance Threshold is not met by the third anniversary of the grant date, the award is canceled.  In addition, the 2019 Performance Threshold will be deemed satisfied upon the closing of a Change in Control (within the meaning of the Company’s 2013 Equity Incentive Plan) in the event the per share consideration received by the Company’s stockholders equals or exceeds $10.00 per share. During the year ended June 30, 2020, none of the PSU grants referenced above achieved their 2019 Performance Threshold.

Stock Awards - Fiscal 2018

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2018, the Company approved the grant of 1.2 million stock awards to its vice president level employees or above, including 0.6 million stock awards to its named executive officers.  Fifty percent (50%) of the stock awards granted to the executives, except the chief executive officer, were in the form of PSUs and fifty percent (50%) of the stock awards granted were in the form of service-based RSUs.  The Company’s chief executive officer received sixty percent (60%) of his stock award grant in the form of PSUs, while forty percent (40%) of this award were in the form of RSUs. The RSUs vest from the original grant date as to one-third (1/3) on the one-year anniversary and one-twelfth (1/12) each quarter thereafter, subject to continued service to the Company.

The PSUs referenced in the preceding paragraph were originally considered to be earned once the Company’s U.S. GAAP earnings aggregates at least $0.32 per share over two consecutive quarters (the “2018 Performance Threshold”). During the third quarter of fiscal 2019, the compensation committee of the Board of Directors modified the 2018 Performance Threshold of $0.32 earnings per share over two consecutive quarters for PSUs issued in fiscal 2018, to $0.20 earnings per share over two consecutive quarters following a revision to the Company’s U.S. GAAP operating plan due to the acquisitions of the Campus Fabric and Data Center Businesses. During the second quarter of fiscal 2020, the compensation committee of the Board of Directors modified the Performance Thresholds of $0.20 earnings per share over two consecutive quarters for PSUs issued in fiscal 2019 and 2018, to $0.09 earnings per share over two consecutive quarters following a revision to the Company’s U.S. GAAP operating plan due to the acquisition of Aerohive. Upon satisfying the 2018 Performance Threshold, the PSUs were to vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter, would vest on the same schedule as the RSUs, subject to continued service to the Company.  If the 2018 Performance Threshold is not met by the third anniversary of the grant date, the award is canceled.  None of the PSU grants referenced above achieved their 2018 Performance Threshold. These awards expired in August 2020.

During fiscal 2018, the Company approved the grant of 0.1 million stock awards with market-based vesting criteria to certain executives with grant date fair values per share ranging from $10.61 to $12.19 determined by using the Monte-Carlo simulation model.

Stock Awards - Performance Grant Activity

The following table summarizes PSU’s with market or performance based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal year 2020	Fiscal year 2019	Fiscal year 2018
Performance awards granted	—	635	714
Performance awards earned	56	342	566

2014 Employee Stock Purchase Plan

In August 27, 2014, the Board of Directors approved the adoption of Extreme Network’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On November 12, 2014, the stockholders approved the 2014 ESPP with the maximum number of shares of common stock that may be issued under the plan of 12.0 million shares. The Board of Directors unanimously approved an amendment to the 2014 ESPP to increase the maximum number of shares that will be available for sale by 7.5 million shares which was ratified by the stockholders of the Company at the annual meeting of stockholders held on November 8, 2018. The 2014 ESPP replaced the 1999 Employee Stock Purchase Plan. The 2014 ESPP allows eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation, subject to the terms of the specific offering periods outstanding. Each purchase period had a maximum duration of six months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period. During the fiscal years ended June 30, 2020 and 2019, there were 2.7 million and 2.8 million shares issued under the 2014 ESPP. As of June 30, 2020, there have been 12.1 million shares issued under the 2014 ESPP.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line item caption is as follows (in thousands):

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Cost of product revenues	$1,240	$844	$564
Cost of service revenues	1,620	1,639	1,131
Research and development	10,324	10,443	7,642
Sales and marketing	11,914	11,747	9,843
General and administrative	12,265	8,224	8,453
Integration costs	479	—	—
Total share-based compensation expense	$37,842	$32,897	$27,633

The amount of share-based compensation expense capitalized in inventory has been immaterial for each of the periods presented.

The Company uses the straight-line method for expense attribution, other than for the PSUs, using the accelerated attribution method. The Company does not estimate forfeitures, but rather recognizes expense for those shares expected to vest and recognizes forfeitures when they occur.

The fair value of each stock option grant under the Company’s 2013 Plan is estimated on the date of grant that uses the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table.  The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a blended rate of the implied volatilities from traded options on the Company’s stock and historical volatility on the Company’s stock.

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

The fair value of each share purchase option under the Company's 2014 ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the 2014 ESPP shares is the offering period for each purchase. The risk-free rate is based upon the estimated life and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock.

The weighted-average estimated per share fair value of shares purchased under the 2014 ESPP in fiscal years 2020, 2019 and 2018, was $1.90, $2.71 and $3.25, respectively.

	Employee Stock Purchase Plan
	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	1.71%	2.22%-2.46%	1.15%-1.64%
Volatility	43%	70%	42%
Dividend yield	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $19,500 for calendar year 2020. Employees age 50 or over may elect to contribute an additional $6,500. The amount contributed to the Plan is on a pre-tax basis.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately.  In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. The program during fiscal 2020 was initially established to match $0.50 for every Dollar contributed by the employee up to the first 2.5% of pay. The Company’s matching contributions to the Plan totaled $3.2 million, $4.2 million and $3.3 million, for fiscal years ended 2020, 2019 and 2018, respectively. No discretionary contributions were made in fiscal years ended 2020, 2019 and 2018.

13. Information about Segments of Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment.  Revenues are attributed to a geographical area based on the location of the customers. The Company operates in three geographic theaters: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, China, South Asia and Japan. The Company’s chief operating decision maker (“CODM”), who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3. Revenues for the Company’s revenues by geographic regions and channel based on the customers’ ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	June 30, 2020	June 30, 2019
Americas	$177,443	$136,035
EMEA	39,477	28,744
APAC	16,802	11,529
Total long-lived assets	$233,722	$176,308

14. Derivatives and Hedging

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes.  The fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Gains and losses recorded in the consolidated statement of operations from these transactions during the fiscal years ended June 30, 2020, 2019, and 2018 were less than $0.1 million.

At June 30, 2020, forward foreign currency contracts had a notional principal amount of $4.0 million. At June 30, 2019 the Company did not have any forward foreign currency contracts. These contracts had maturities of less than 30 days.  Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities. The Company recognized total foreign currency gains of $0.6 million in fiscal 2020 and $0.1 million in fiscal 2019 and losses of $1.2 million in fiscal 2018, related to the change in fair value of foreign currency denominated assets and liabilities.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended June 30, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt.  As of June 30, 2020, the total notional amount of these interest rate swaps was $200.0 million and had maturity dates through April 2023. As of June 30, 2020, these contracts had an unrealized loss of $1.8 million which is recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets and recorded in accumulated other comprehensive income (loss) in the consolidated financial statements. The Company did not have any interest rate swaps as of June 30, 2019. Realized gains and losses will be recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive income related to these cash flow hedges will be reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.8 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measures.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Restructuring, Impairments, and Related Charges, Net of Reversals

As of June 30, 2020 and June 30, 2019, restructuring liabilities were $2.2 million and $5.3 million, respectively, which are recorded in “Other accrued liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets. The restructuring liabilities consist of obligations pertaining to the estimated future obligations for non-cancelable lease payments and severance and benefits obligations through June 30, 2019 and only severance and benefits obligations subsequent to the adoption of ASU 2016-02 Leases (Topic 842) on July 1, 2019.  During years ended 2020, 2019 and 2018, the Company recorded restructuring and impairment charges, net of reversals, of $22.0 million, $5.1 million and $8.1 million, respectively. The charges are reflected in “Restructuring, impairments, and related charges, net of reversals” in the consolidated statements of operations.

2020 Restructuring and Impairment

During fiscal 2020, the Company moved to reduce its operating expenses by exiting a floor in its San Jose, California headquarters facility and consolidating its workforce.  Also, the Company exited additional space in its Salem, New Hampshire facility, which includes general office and lab space. The Company continued its initiative to realign its operations resulting from the acquisition of Aerohive and consolidating its workforce and exiting the facility it acquired from Aerohive in Milpitas, California which includes general office and lab space.  The Company has the intent and ability to sub-lease these facilities which it has ceased using and as such, has considered estimated future sub-lease income based on its existing lease agreements, as well as the local real estate market conditions, in measuring the amount of asset impairment. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.

With the global disruptions and slow-down in the demand of its products caused by the global pandemic outbreak, COVID-19, and the uncertainty around the timing of the recovery of the market, the Company initiated a reduction-in-force plan (the 2020 Plan) to reduce its operating costs and enhance financial flexibility. The plan affected approximately 320 employees primarily from the research and development and sales organizations who were located mainly in the U.S. and India. The Company recorded restructuring charges of $8.1 million during the fiscal year ended June 30, 2020 related to the 2020 Plan. The Company expects to incur additional charges related to this 2020 Plan through the first quarter of fiscal 2021. The costs associated with this restructuring plan primarily included employee severance and benefit expenses. The Company recorded additional severance and benefits charges of $5.4 million for the fiscal year ended June 30, 2020 related to the previous year’s restructuring plans. In total the Company incurred $13.5 million in restructuring charges for the year ended June 30, 2020 which were all severance and benefit related. The Company expects the severance and benefits will be substantially paid by the end of fiscal 2021. In addition, the Company recorded facility impairment related charges of $8.5 million for the fiscal year ended June 30, 2020 which included $6.7 million for the impairment of ROU assets as referenced in the preceding paragraph, $0.9 million for impairment of long-lived assets, and $0.9 million of other charges related to previously impaired facilities.

2019 Restructuring and Impairment

The Company recorded a total of $5.1 million in restructuring and impairment charges during the year ended June 30, 2019. A reduction-in-force in its fourth fiscal quarter of fiscal 2019 was announced to better align its work force and operating expenses. Costs associated with the 2019 Plan are primarily comprised of employee severance and benefits expenses, relocation of personnel and equipment and exit of excess facilities. The Company recorded $3.7 million related to employee severance and benefits expenses during the year ended June 30, 2019 under the 2019 Plan. Also, $1.1 million of additional charges related to continuation of earlier actions associated with a reduction-in-force in the fourth quarter of fiscal 2018. The Company also incurred charges of $0.3 million for changes to its estimates for accrued lease costs pertaining to the estimated future obligations for non-cancelable lease payments of its excess facilities.  The amount and timing of the actual charges may vary due to required consultation activities with certain employees as well as compliance with statutory severance requirements in local jurisdictions.

2018 Restructuring and Impairment

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance Benefits	Other	Total

Balance as of June 30, 2017	$2,184	$1,853	$85	$4,122
Period charges	207	7,945	—	8,152
Period reversals	—	—	(12)	(12)
Period payments	(594)	(5,140)	(73)	(5,807)
Balance as of June 30, 2018	$1,797	$4,658	$—	$6,455
Period charges	254	5,274	—	5,528
Period reversals	—	(438)	—	(438)
Period payments	(287)	(5,935)	—	(6,222)
Balance as of June 30, 2019	$1,764	$3,559	$—	$5,323
Period charges	—	14,875	—	14,875
Period reversals	—	(1,369)	—	(1,369)
Reclassification to reduce operating lease assets	(1,764)	—	—	(1,764)
Period payments	—	(14,846)	—	(14,846)
Balance as of June 30, 2020	$—	$2,219	$—	$2,219

16. Income Taxes

Loss before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2020	2019	2018
Domestic	$(143,651)	$22,330	$(55,197)
Foreign	23,159	(48,204)	8,550
Loss before income taxes	$(120,492)	$(25,874)	$(46,647)

The provision (benefit) for income taxes for the years ended 2020, 2019 and 2018 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2020	2019	2018
Current:
Federal	$(22)	$—	$(155)
State	256	655	521
Foreign	4,597	5,100	4,456
Total current	4,831	5,755	4,822
Deferred:
Federal	333	(3,691)	(6,358)
State	44	(488)	294
Foreign	1,145	(1,597)	1,387
Total deferred	1,522	(5,776)	(4,677)
Provision (benefit) for income taxes	$6,353	$(21)	$145

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (21 percent) to loss before taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2020	2019	2018
Tax at federal statutory rate	$(25,303)	$(5,433)	$(13,061)
State income tax, net of federal benefit	202	517	521
Release of foreign valuation allowance	—	(2,794)	—
Release of US valuation allowance – Tax reform	—	(4,680)	—
Establishment of Irish valuation allowance	—	8,642	—
US valuation allowance change – deferred tax movement	2,414	(4,444)	25,302
Research and development credits	(4,947)	(6,598)	(7,311)
Tax impact of foreign earnings	7,687	10,562	(1,065)
Stock based compensation	4,349	2,436	(5,901)
Goodwill amortization	331	834	2,004
Nondeductible officer compensation	862	713	1,927
Nondeductible meals and entertainment	364	517	510
AMT credit monetization	(22)	—	(155)
Deferred tax liability release - Tax reform	—	—	(2,482)
Gain on transfer of intellectual property ("IP")	19,819	—	—
Other	597	(293)	(144)
Provision (benefit) for income taxes	$6,353	$(21)	$145

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2020	2019	2018
Deferred tax assets:
Net operating loss carry-forwards	$74,548	$36,514	$49,429
Tax credit carry-forwards	67,364	54,745	48,093
Depreciation	2,755	2,168	1,422
Intangible amortization	32,642	36,882	35,107
Deferred revenue, net	7,610	1,887	159
Inventory write-downs	13,014	10,277	13,682
Other allowances and accruals	32,318	30,210	25,700
Stock based compensation	3,169	4,114	4,872
Deferred intercompany gain	3,693	3,693	—
Irish goodwill amortization	7,132	—	—
Other	888	673	3,219
Total deferred tax assets	245,133	181,163	181,683
Valuation allowance	(232,862)	(169,343)	(177,869)
Total net deferred tax assets	12,271	11,820	3,814
Deferred tax liabilities:
Goodwill amortization	(6,691)	(4,904)	(3,363)
Prepaid commissions	(1,958)	(1,585)	(1,034)
Deferred tax liability on foreign withholdings	(551)	(505)	(357)
Total deferred tax liabilities	(9,200)	(6,994)	(4,754)
Net deferred tax assets (liabilities)	$3,071	$4,826	$(940)
Recorded as:
Net non-current deferred tax assets	5,405	6,783	5,195
Net non-current deferred tax liabilities	(2,334)	(1,957)	(6,135)
Net deferred tax assets (liabilities)	$3,071	$4,826	$(940)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s global valuation allowance increased by $63.5 million in the fiscal year ended June 30, 2020 and decreased by $8.5 million in the fiscal year ended June 30, 2019. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against certain non-U.S. deferred tax assets in Ireland and Brazil.  The valuation allowance is determined by assessing both negative and positive available evidence to assess whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends and the cyclical nature of the Company's business provides sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.

As of June 30, 2020, the Company had net operating loss carry-forwards for U.S. federal and state tax purposes of $287.5 million and $156.4 million, respectively.  As of June 30, 2020, the Company also had foreign net operating loss carry-forwards in Ireland, Australia and Brazil of $21.0 million, $7.6 million and $0.7 million, respectively.  As of June 30, 2020, the Company also had federal and state tax credit carry-forwards of $43.8 million and $29.8 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits.  The U.S. federal net operating loss carry-forwards of $287.5 million will begin to expire in the fiscal year ending June 30, 2027 and state net operating losses of $156.4 million will begin to partially expire in the fiscal year ending June 30, 2021. The foreign net operating losses can generally be carried forward indefinitely.  Federal research and development tax credits of $32.9 million will expire beginning in fiscal 2021, if not utilized and foreign tax credits of $10.9 million will expire beginning in fiscal 2021.  North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2024, if not utilized. California state research and development tax credits of $28.9 million do not expire and can be carried forward indefinitely.

In May 2020, the Company performed an Internal Revenue Code (“IRC”) section 382 analysis with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2019, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes. The Company also performed in June 2020 a separate IRC section 382 analysis with respect to the NOLs and tax credits acquired from Aerohive and have determined that while the Company will be subject to an annual limitation, the Company should not be limited on the full utilization of the losses and credits during the statutory allowable carryforward period of the NOLs and credits.

As of June 30, 2020, cumulative undistributed, indefinitely reinvested earnings of non-U.S. subsidiaries totaled $9.1 million.  It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the U.S.  The Company is reviewing its prior position on the reinvestment of earnings of certain foreign subsidiaries but has recorded a deferred tax liability of $0.6 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential withholding tax associated with repatriation of these earnings as well as the deemed repatriation related to Tax Reform is $4.8 million.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.  Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire, Texas and North Carolina. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2000 forward due to net operating losses.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in the United States.  The CARES Act, among other things, includes modifications to net operating loss carryforward provisions and net interest expense deductions, and allows deferment of employer social security tax payments.  The Company has evaluated the provisions of the CARES Act and how certain elections may impact our financial position and results of operations, and have determined the enactment of the CARES Act did not have a material impact to our income tax provision for the fiscal year ended June 30, 2020, or to our net deferred tax assets as of June 30, 2020.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1, the Tax Cuts and Jobs Act (“TCJA”), which, except for certain provisions, was effective for tax years beginning on or after January 1, 2018. As a fiscal year taxpayer, the provisions impacted the fiscal years ending June 30, 2019 and forward. The TCJA introduced significant changes to U.S. income tax law including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, implementation of a modified territorial tax regime, and imposition of a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The TCJA created new minimum taxes including the Base-Erosion and Anti-abuse Tax (“BEAT”) and the Global Intangible Low Taxed Income (“GILTI”).  The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company was not subject to the BEAT provisions during the fiscal year ended June 30, 2020. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax as a component of tax expense in the period in which it is incurred. In fiscal year 2020, under the GILTI provisions, the Company did recognize income related to its foreign subsidiaries, though it was fully offset by existing net operating loss carryforwards.

In the first quarter of fiscal 2020, the Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset at the time the transfer occurs. In the fourth quarter of fiscal 2019, the Company recognized a deferred tax asset relating to a transfer of certain assets from the U.S. parent company to its wholly-owned Irish subsidiary of $7.2 million, which was fully offset by the establishment of a valuation allowance resulting in no impact to the Company’s consolidated statement of operations.

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

Additionally, the Company completed the acquisitions of the WLAN Business, the Campus Fabric Business and the Data Center Business in October 2016, July 2017 and October 2017, respectively, and treats the acquisitions as asset purchases from a tax perspective. The Company has estimated the value of the intangible assets from these transactions and is amortizing the amounts over 15 years for tax purposes.

On August 9, 2019, the Company completed its acquisition of Aerohive. This acquisition was treated as a non-taxable stock acquisition and therefore Extreme Networks has carryover tax basis in the assets and liabilities acquired.  During the fourth quarter of fiscal 2020 following the acquisition of Aerohive, the Company realigned the Aerohive related non-American intellectual property (“IP”) rights to correspond with the Company’s global operating model.  This transaction resulted in recognition of a $75 million U.S. tax gain which was fully consumed by existing NOLs and the intangibles transferred are being amortized over 10 years for Irish statutory purposes.

During the twelve months ended June 30, 2020, the Company deducted $7.6 million of tax amortization expense related to capitalized goodwill resulting from the above acquisitions.

As of June 30, 2020, the Company had $23.9 million of unrecognized tax benefits.  If fully recognized in the future, $0.5 million would impact the effective tax rate, and $23.4 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.  The Company does not reasonably expect the amount of unrealized tax benefits to decrease during the next twelve months. The increase for fiscal year 2020 relates substantially to the acquisition of Aerohive.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2017	$18,913
Decrease related to prior year tax positions	(1,407)
Balance at June 30, 2018	17,506
Increase related to prior year tax positions	26
Lapse of statute of limitations	(364)
Balance at June 30, 2019	17,168
Increase related to prior year tax positions	8,906
Increase related to current year tax positions	44
Decrease related to prior year tax positions	(1,800)
Lapse of statute of limitations	(421)
Balance at June 30, 2020	$23,897

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of tax expense in the consolidated statements of operations and totaled less than $0.1 million for each of the years ended 2020, 2019 and 2018.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Net Loss Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options and unvested restricted stock. Dilutive earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the dilutive effect of shares subject to options and unvested restricted stock.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Net loss	$(126,845)	$(25,853)	$(46,792)
Weighted-average shares used in per share calculation - basic and diluted	119,814	117,954	114,221

Net loss per share - basic and diluted	$(1.06)	$(0.22)	$(0.41)

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

The following securities were excluded from the computation of outstanding diluted earnings per common share because they would have been anti-dilutive (in thousands):

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Options to purchase common stock	3,036	2,693	2,547
Restricted stock units	8,103	8,337	7,822
Employee Stock Purchase Plan shares	553	612	1,294
Total shares excluded	11,692	11,642	11,663

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

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2020.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2020, our internal control over financial reporting is effective.

During the year ended June 30, 2020, we completed our acquisitions of Aerohive Networks, Inc. (“Aerohive”). In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2020, we have elected to exclude the Aerohive business from our evaluation for fiscal 2020 as permitted under current Securities and Exchange Commission rules and regulations. As of and for the year ended June 30, 2020, the assets and revenues of the acquired businesses not included in our evaluation represented 3% of consolidated assets and 13% of consolidated revenues. We are currently in the process of integrating and assessing the internal controls over financial reporting of the acquired businesses with the rest of our Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal 2021.

Our independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this section for our directors is incorporated by reference from the information in the section entitled “Proposal One: Election of Directors” in the Proxy Statement. The information required by this section for our executive officers is incorporated by reference from the information in the section entitled “Executive Compensation and Other Matters” in the Proxy Statement.

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

Item 11. Executive Compensation

The information required by this section is incorporated by reference from the information in the sections entitled “Director Compensation”, “Executive Compensation and Other Matters” and “Report of the Compensation Committee” in the Proxy Statement.

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

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1†	Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	8-K	9/15/2016	2.1
2.2	Amendment No. 1 dated October 28, 2016 to the Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	10-Q	2/2/2017	2.1
2.3	Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	8-K	3/7/2017	2.1
2.4	Amendment No. 1, dated April 3, 2017, to the Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	10-Q	5/4/2017	2.2
2.5†	Asset Purchase Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and, solely for the purposes set forth therein, Broadcom Corporation.	8-K	3/30/2017	2.1
2.6	Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	8-K	10/3/2017	2.1
2.7	Amendment No. 1 dated May 6, 2018 to the Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	10-K	8/29/2018	2.8
2.8	Agreement and Plan of Merger, dated June 26, 2019 by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and Aerohive Networks, Inc.	8-K	6/26/2019	2.1
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.2
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	10-Q	5/11/2020	3.4
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1	Amended and Restated Rights Agreement dated April 26, 2012 between Extreme Networks, Inc. and Computershare Shareowner Services LLC.	8-K	4/30/2012	4.1
4.2	Amendment No. 2 to the Amended and Restated Rights Agreement effective April 30, 2014.	8-K	5/20/2014	4.1
4.3	Amendment No. 3 to the Amended and Restated Rights Agreement effective May 14, 2015.	8-K	5/19/2015	4.1
4.4	Amendment No. 4 to the Amended and Restated Rights Agreement effective May 5, 2016.	8-K	5/9/2016	4.1
4.5	Amendment No. 5 to the Amended and Restated Rights Agreement effective May 31, 2017.	8-K	6/5/2017	4.1

4.6	Amendment No. 6 to the Amended and Restated Rights Agreement effective May 31, 2018.	8-K	6/5/2018	4.1
4.7	Amendment No. 7 to the Amended and Restated Rights Agreement effective May 31, 2019.	10-K	8/29/2019	4.7
4.8	Amendment No. 8 to the Amended and Restated Rights Agreement effective May 29, 2020.	8-K	6/1/2020	4.1
4.9	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.2	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.3	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2
10.4	Enterasys Networks, Inc. 2013 Stock Plan.	8-K	11/22/2013	10.1
10.5*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated June 2016.	10-K	9/6/2016	10.11
10.6*	Amended and Restated Extreme Networks, Inc. 2013 Equity Incentive Plan.	S-8	12/01/2017	99.1
10.7*	Form of market based restricted stock units award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	1/30/2015	99.1
10.8*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.15
10.9*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.16
10.10*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/6/2016	10.17
10.11*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.12*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.2
10.13*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.3
10.14*	Form of performance stock unit under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.21
10.15*	Promotion Letter between Robert Gault and Extreme Networks, Inc. dated June 2, 2015.	10-Q	4/29/2016	10.2
10.16*	Supplemental Letter between Robert Gault and Extreme Networks, Inc. dated August 4, 2015.	10-Q	4/29/2016	10.3
10.17*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated November 1, 2016.	10-Q	11/2/2016	10.5
10.18*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan as Amended and Restated May 4, 2016.	10-K	9/6/2016	10.26
10.19*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27

10.20*	Extreme Networks, Inc. 2005 Equity Incentive Plan.	8-K	10/23/2009	99.3
10.21*	Form of Option Agreement Under the Extreme Networks, Inc. 2005 Equity Incentive Plan.	10-K	9/6/2016	10.30
10.22	Debt Commitment Letter, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Silicon Valley Bank.	8-K	9/15/2016	10.1
10.23	Sublease Agreement, dated February 3, 2017, by and between the Company as sub-landlord and Yangtze Memory Technologies, Inc. as sub-tenant.	10-Q	5/4/2017	10.2
10.24	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.25	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6
10.26*	Form of 2017 restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.42
10.27	Consent Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and solely for the purposes set forth therein, Broadcom Corporation.	8-K	10/3/2017	10.1
10.28*	Form of Performance vesting restricted stock units agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan	10-Q	11/9/2017	10.4
10.29*	Form of Notice of Grant and Grant Agreement for Performance Stock Option.	10-Q	11/02/2018	10.3
10.30*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units.	10-Q	11/02/2018	10.4
10.31*	Offer Letter, executed November 15, 2018, between Extreme Networks, Inc. and Remi Thomas.	8-K	11/20/2018	10.1
10.32	Form of Indemnification Agreement for directors and officers.	10-Q	05/10/2019	10.1
10.33	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.	10-Q	05/10/2019	10.2
10.34	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	05/10/2019	10.3
10.35	Commitment Letter, June 26, 2019, among Bank of Montreal, BMO Capital Markets Corp. and Extreme Networks, Inc.	8-K	06/26/2019	10.1
10.36	Tender and Support Agreement by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and certain stockholders of Aerohive Networks, Inc.	8-K	06/26/2019	99.1
10.37

Credit Agreement, dated as of August  9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	08/09/2019	(b)(2)
10.38	Amended and Restated 2013 Equity Incentive Plan.	S-8	12/1/2019	99.1
10.39	Executive Vice President Severance Policy.	10-Q	1/30/2020	10.49
10.40	Separation Agreement with Robert Gault.	10-Q	1/30/2020	10.50

10.41	First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.51
10.42	Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.52
10.43	Offer Letter, executed May 27, 2020, between Extreme Networks, Inc. and Joe Vitalone				X
10.44	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units				X
21.1	Subsidiaries of Registrant				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1**	Section 906 Certification of Chief Executive Officer.				X
32.2**	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in Inline XBRL (included in Exhibit 101)	X

*	Indicates management or board of directors contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 2020.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer, (Principal Accounting Officer)
August 31, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 31, 2020	(Principal Executive Officer)
August 31, 2020

/s/ REMI THOMAS	/s/ CHARLES CARINALLI
Remi Thomas	Charles Carinalli
Executive Vice President, Chief Financial Officer	Director
(Principal Accounting Officer)	August 31, 2020
August 31, 2020

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
August 31, 2020	August 31, 2020

/s/ RAJ KHANNA	/s/ INGRID BURTON
Raj Khanna	Ingrid Burton
Director	Director
August 31, 2020	August 31, 2020