Form 10-Q
period 2020-09-30
EXTREME NETWORKS INC
filed 2020-10-29
CIK 1078271

262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “an emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of October 23, 2020, the registrant had 123,013,137 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2020

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash	$193,116	$193,872
Accounts receivable, net of allowance for doubtful accounts of $1,193 and $1,212, respectively	123,637	122,727
Inventories	55,830	62,589
Prepaid expenses and other current assets	34,097	35,019
Total current assets	406,680	414,207
Property and equipment, net	55,995	58,813
Operating lease right-of-use assets, net	48,460	51,274
Intangible assets, net	59,903	68,394
Goodwill	331,159	331,159
Other assets	57,297	55,241
Total assets	$959,494	$979,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,485 and $2,484, respectively	$51,515	$16,516
Accounts payable	59,440	48,439
Accrued compensation and benefits	45,529	50,884
Accrued warranty	13,484	14,035
Current portion of operating lease liabilities	19,560	19,196
Current portion of deferred revenue	192,330	190,226
Other accrued liabilities	53,753	58,525
Total current liabilities	435,611	397,821
Deferred revenue, less current portion	105,463	100,961
Long-term debt, less current portion, net of unamortized debt issuance costs of $6,539 and $7,165, respectively	335,461	394,585
Operating lease liabilities, less current portion	46,414	50,238
Deferred income taxes	2,446	2,334
Other long-term liabilities	24,188	27,751
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 129,532 and 127,114 shares issued, respectively; 122,935 and 120,517 shares outstanding, respectively	130	127
Additional paid-in-capital	1,046,921	1,035,041
Accumulated other comprehensive loss	(4,936)	(6,378)
Accumulated deficit	(989,091)	(980,279)
Treasury stock at cost: 6,597 and 6,597 shares, respectively	(43,113)	(43,113)
Total stockholders’ equity	9,911	5,398
Total liabilities and stockholders’ equity	$959,494	$979,088

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Net revenues:
Product	$161,396	$185,134
Service and subscription	74,406	70,372
Total net revenues	235,802	255,506
Cost of revenues:
Product	73,395	91,391
Service and subscription	27,389	26,872
Total cost of revenues	100,784	118,263
Gross profit:
Product	88,001	93,743
Service and subscription	47,017	43,500
Total gross profit	135,018	137,243
Operating expenses:
Research and development	49,524	59,116
Sales and marketing	64,325	71,357
General and administrative	16,461	14,982
Acquisition and integration costs	1,975	15,925
Restructuring and related charges, net of reversals	1,001	6,137
Amortization of intangibles	1,792	1,930
Total operating expenses	135,078	169,447
Operating loss	(60)	(32,204)
Interest income	118	667
Interest expense	(6,663)	(5,164)
Other (expense) income, net	(887)	558
Loss before income taxes	(7,492)	(36,143)
Provision for income taxes	1,320	1,595
Net loss	$(8,812)	$(37,738)
Basic and diluted net loss per share:
Net loss per share - basic and diluted	$(0.07)	$(0.31)
Shares used in per share calculation - basic and diluted	121,705	120,226

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Net loss	$(8,812)	$(37,738)
Other comprehensive income (loss), net of tax:
Interest rate swap derivatives designated as hedging instruments:
Unrealized losses on derivative instruments	(173)	—
Reclassification adjustment for gains on derivative instruments	160	—
Net decrease from derivatives designated as hedging instruments.	(13)	—
Change in unrealized losses on available for sale securities	—	(7)
Net change in foreign currency translation adjustments	1,455	(891)
Other comprehensive income (loss), net of tax:	1,442	(898)
Total comprehensive loss	$(7,370)	$(38,636)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands) (Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(37,738)	(37,738)
Other comprehensive loss	—	—	—	(898)	—	—	—	(898)
Issuance of common stock from equity incentive plans, net of tax	2,326	2	4,132	—	—	—	—	4,134
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Share-based compensation	—	—	8,834	—	—	—	—	8,834
Balance at September 30, 2019	123,864	$124	$1,003,268	$(3,371)	(2,366)	$(15,000)	$(891,172)	$93,849

Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398
Net loss	—	—	—	—	—	—	(8,812)	(8,812)
Other comprehensive income	—	—	—	1,442	—	—	—	1,442
Issuance of common stock from equity incentive plans, net of tax	2,418	3	3,578	—	—	—	—	3,581
Share-based compensation	—	—	8,302	—	—	—	—	8,302
Balance at September 30, 2020	129,532	$130	$1,046,921	$(4,936)	(6,597)	$(43,113)	$(989,091)	$9,911

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(8,812)	$(37,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,727	7,101
Amortization of intangible assets	8,491	8,425
Reduction in carrying amount of right-of-use asset	4,038	4,317
Provision for doubtful accounts	—	401
Share-based compensation	8,302	8,834
Deferred income taxes	312	357
Non-cash restructuring and impairment charges	—	3,839
Non-cash interest expense	1,103	904
Other	1,380	(78)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(910)	33,490
Inventories	6,628	(2,108)
Prepaid expenses and other assets	(1,521)	(486)
Accounts payable	10,628	(11,198)
Accrued compensation and benefits	(5,482)	(10,277)
Operating lease liabilities	(4,812)	(4,631)
Deferred revenue	6,607	2,001
Other current and long-term liabilities	(7,934)	(3,355)
Net cash provided by (used in) operating activities	24,745	(202)
Cash flows from investing activities:
Capital expenditures	(3,023)	(5,239)
Business acquisitions, net of cash acquired	—	(219,458)
Maturities and sales of investments	—	15,503
Net cash used in investing activities	(3,023)	(209,194)
Cash flows from financing activities:
Borrowings under Term Loan	—	199,500
Payments on debt obligations	(24,750)	(20,099)
Loan fees on borrowings	—	(10,515)
Proceeds from issuance of common stock, net of tax withholding	3,581	4,136
Payment of contingent consideration obligations	(603)	(635)
Deferred payments on an acquisition	(1,000)	(1,000)
Net cash (used in) provided by financing activities	(22,772)	171,387
Foreign currency effect on cash	294	(229)
Net decrease in cash	(756)	(38,238)

Cash at beginning of period	193,872	169,607
Cash and cash equivalents at end of period	$193,116	$131,369

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations.  The condensed consolidated balance sheet at June 30, 2020 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2020. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for fiscal 2021 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to “fiscal 2021” or “2021” represent the fiscal year ending June 30, 2021.  All references herein to “fiscal 2020” or “2020” represent the fiscal year ended June 30, 2020.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Extreme and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company predominantly uses the United States Dollar as its functional currency.  The functional currency for certain of its foreign subsidiaries is the local currency.  For those subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated to United States Dollars at current month end rates of exchange and revenues and expenses are translated using the monthly average rate.

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
2.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. It replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019.  The Company adopted the standard on July 1, 2020 and the impact of the adoption was not material to the Company's condensed consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which removes, modifies and adds various disclosure requirements around the topic in order to clarify and improve the cost-benefit nature of disclosures. For example, disclosures around transfers between fair value hierarchy levels will be removed and further detail around changes in unrealized gains and losses for the period and unobservable inputs determining Level 3 fair value measurements will be added.  This standard was effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. The standard was adopted on July 1, 2020 and did not have a material impact on the Company’s financial statements upon adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a service contract hosting arrangement with those of developing or obtaining internal-use software. This standard was effective for fiscal years beginning after December 15, 2019, including interim periods within the fiscal year. The standard was adopted on July 1, 2020 and did not have a material impact on the Company’s financial statements upon adoption.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income taxes – Simplifying the Accounting for Income Taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year, which is the Company’s fiscal year 2022, beginning on July 1, 2021. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements and related disclosures.

3.	Revenues

The Company accounts for revenues in accordance with ASU 2014-09, Revenue from Contracts from Customers (Topic 606), which the Company adopted on July 1, 2017.  The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of services and subscriptions, which primarily includes maintenance contracts and software subscriptions delivered as software as a service (“SaaS”) and additional revenues from professional services, and training for its products. The Company sells its products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

The Company’s performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of the Company’s product sales revenues are recognized at a point in time. Substantially all of the Company’s service, subscription, and SaaS revenues are recognized over time. For revenues recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On September 30, 2020, the Company had $297.8 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues.  The Company expects to recognize approximately 54 percent of its deferred revenue as revenue in fiscal 2021, an additional 25 percent in fiscal 2022 and 21 percent of the balance thereafter.

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

Revenue recognized for the three months ended September 30, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each period was $66.9 million and $53.8 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $8.7 million and $8.1 million at September 30, 2020 and June 30, 2020, respectively. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended September 30, 2020 and 2019, was $1.2 million and $1.4 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Revenues by Category

The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$60,670	$57,347	$118,017	$69,978	$62,345	$132,323
Other	8,241	4,090	12,331	4,015	4,999	9,014
Total Americas	68,911	61,437	130,348	73,993	67,344	141,337
EMEA	47,529	33,576	81,105	59,129	29,634	88,763
APAC	5,051	19,298	24,349	9,113	16,293	25,406
Total net revenues	$121,491	$114,311	$235,802	$142,235	$113,271	$255,506

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended
	September 30, 2020	September 30, 2019
Tech Data Corporation	27%	16%
Jenne Corporation	15%	14%
Westcon Group Inc.	13%	10%

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	September 30, 2020	June 30, 2020
Tech Data Corporation	33%	23%
Jenne Corporation	22%	25%
Westcon Group Inc.	12%	*
* Less than 10% of accounts receivable.

4.	Business Combination

Fiscal 2020 Acquisition

Aerohive Acquisition

On August 9, 2019 (the “Acquisition Date”), the Company consummated its acquisition (the “Acquisition”) of all of the outstanding common stock of Aerohive Networks, Inc. (“Aerohive”) pursuant to that certain Agreement and Plan of Merger entered into as of June 26, 2019.  Under the terms of the Acquisition, the net consideration paid by Extreme to Aerohive stockholders was $267.1 million.

The Acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Aerohive have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets.  Of the total purchase consideration, $192.6 million was allocated to goodwill, $52.5 million to identifiable intangible assets and the remainder to net tangible assets assumed.  All valuations were finalized as of June 30, 2020.

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

The unaudited pro forma financial information for the three months ended September 30, 2019 combines the historical results for Extreme for such periods, which include the results of Aerohive subsequent to the Acquisition Date, and Aerohive’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

Three Months Ended
September 30, 2019
Net revenues	$267,678
Net loss	$(24,084)
Net loss per share - basic and diluted	$(0.20)
Shares used in per share calculation - basic and diluted	120,226

5.	Balance Sheet Accounts

Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company adjusts the carrying value of its inventory when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any previously written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

Inventories consist of the following (in thousands):

	September 30, 2020	June 30, 2020
Finished goods	$48,468	$52,879
Raw materials	7,362	9,710
Total Inventories	$55,830	$62,589

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2020	June 30, 2020
Computers and equipment	$74,275	$73,244
Purchased software	35,942	34,015
Office equipment, furniture and fixtures	10,679	10,639
Leasehold improvements	52,678	52,317
Total property and equipment	173,574	170,215
Less: accumulated depreciation and amortization	(117,579)	(111,402)
Property and equipment, net	$55,995	$58,813

Deferred Revenue

Deferred revenue represents amounts for deferred maintenance, support, SaaS, and other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

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

The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Balance beginning of period	$14,035	$14,779
Warranties assumed due to acquisitions	—	570
New warranties issued	3,079	5,922
Warranty expenditures	(3,630)	(5,283)
Balance end of period	$13,484	$15,988

To facilitate sales of its products in the normal course of business, the Company indemnifies its resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising for intellectual property infringement and certain other losses. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.  It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

Other Long-term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30, 2020	June 30, 2020
Acquisition-related deferred payments, less current portion	$4,891	$5,847
Other contractual obligations, less current portion	14,715	16,722
Other	4,582	5,182
Total other long-term liabilities	$24,188	$27,751

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable and short-term investments. The Company does not invest an amount exceeding 10% of its combined cash and cash equivalents in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.
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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and June 30, 2020 (in thousands).

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$27	$—	$27
Total assets measured at fair value	$—	$27	$—	$27
Liabilities
Interest rate swaps	$—	$1,782	$—	$1,782
Acquisition-related contingent consideration obligations	—	—	1,576	1,576
Total liabilities measured at fair value	$—	$1,782	$1,576	$3,358

June 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$8	$—	$8
Interest rate swaps	—	1,769	—	1,769
Acquisition-related contingent consideration obligations	—	—	2,167	2,167
Total liabilities measured at fair value	$—	$1,777	$2,167	$3,944

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The fair value of derivative instruments under the Company’s foreign exchange forward contracts and interest rate swaps are estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.

As of September 30, 2020 and June 30, 2020, the Company had foreign exchange forward contracts with notional principal amount of $7.5 million and $4.0 million, respectively. For the three months ended September 30, 2020, there were gains of less than $0.1 million. There were no foreign exchange forward contracts or related gains or losses for the three months ended September 30, 2019. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are included in other income or expense. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of September 30, 2020 and as of June 30, 2020, the Company had entered into multiple interest rate swap contracts with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive loss. As of September 30, 2020 and as of June 30, 2020, these contracts had an unrealized loss of $1.8 million. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as defined below) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Since the interest rate is variable in the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $396.0 million and $420.8 million as of September 30, 2020, and June 30, 2020, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At September 30, 2020 and June 30, 2020, the Company reflected one liability measured at fair value of $1.6 million and $2.2 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Beginning balance	2,167	6,298
Payments	(603)	(635)
Accretion on discount	12	30
Ending balance	$1,576	$5,693

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended September 30, 2020 and 2019. There were no impairments recorded for the three months ended September 30, 2020 and 2019.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

7.	Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2020
Developed technology	2.2 years	$156,100	$110,420	$45,680
Customer relationships	4.8 years	63,039	50,914	12,125
Backlog	— years	400	400	—
Trade names	1.2 years	10,700	9,047	1,653
License agreements	6.2 years	2,445	2,000	445
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$174,163	$59,903

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2020
Developed technology	2.4 years	$156,100	$103,806	$52,294
Customer relationships	4.8 years	63,039	49,598	13,441
Backlog	— years	400	400	—
Trade names	1.4 years	10,700	8,554	2,146
License agreements	5.8 years	2,445	1,932	513
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$165,672	$68,394

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Amortization in “Cost of revenues: Product and Service and subscription”	$6,699	$6,495
Amortization of intangibles in "Operations"	1,792	1,930
Total amortization expense	$8,491	$8,425

The amortization expense that is recognized in “Cost of revenues: Product and Service and subscription” is comprised of amortization for developed technology, license agreements and other intangibles.
8.	Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2020	June 30, 2020
Current portion of long-term debt:
Term Loan	$19,000	$19,000
Revolving Facility	$35,000	$—
Less: unamortized debt issuance costs	(2,485)	(2,484)
Current portion of long-term debt	$51,515	$16,516

Long-term debt, less current portion:
Term Loan	$342,000	$346,750
Revolving Facility	—	55,000
Less: unamortized debt issuance costs	(6,539)	(7,165)
Total long-term debt, less current portion	335,461	394,585
Total debt	$386,976	$411,101

In connection with the Acquisition discussed in Note 4, on August 9, 2019, the Company entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among the Company, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders.

The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380 million and a five-year revolving loan facility in an aggregate principal amount of $75 million (the “2019 Revolving Facility”).  In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the additional proceeds from the term loan to partially fund the Acquisition and for working capital and general corporate purposes.

At the Company’s election, the initial term loan under the 2019 Credit Agreement may be made as either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranges from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranges from 1.25% to 3.50%, in each case based on Extreme’s consolidated leverage ratio. All Eurodollar loans are subject to a Base Rate of 0.00%. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.40%) on the unused portion of the 2019 Revolving Facility, also based on the Company’s consolidated leverage ratio.  Principal installments are payable on the new term loan in varying percentages quarterly starting December 31, 2019 and to the extent not previously paid, all outstanding balances are to be paid at maturity.  The 2019 Credit Agreement is secured by substantially all of the Company’s assets.

The 2019 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2019 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2019 Credit Agreement also includes customary events of default which may result in acceleration of the payment of the outstanding balance.

On April 8, 2020, the Company entered into the first amendment to the 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, the Company entered into the second amendment to the 2019 Credit Agreement (the “Second Amendment”) which supersedes the First Amendment and provides certain revised terms and financial covenants through March 31, 2021.  Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement will resume in effect. The Second Amendment requires the Company to maintain certain minimum cash requirements and certain financial metrics at the end of each fiscal quarter through March 31, 2021. Under the terms of the Second Amendment, the Company is not permitted to exceed $55.0 million in its outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate will be 4.5%, and the Company is restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until the Company is in compliance with the original covenants of the 2019 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with the 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments, and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility. The interest rate as of September 30, 2020 was 4.85%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.8 million and $0.5 million for the three months ended September 30, 2020 and 2019.

During the three months ended September 30, 2020, the Company repaid $20.0 million against its 2019 Revolving Facility’s outstanding balance of $55.0 million.  Although not required under the terms of the 2019 Credit Agreement and amendments, the Company intends to repay the balance of $35.0 million in full under the 2019 Revolving Facility within the next 12 months should market conditions improve, and has classified the remaining balance as a current liability as of September 30, 2020 in the accompanying condensed consolidated balance sheets. The Company has $20.0 million of availability under the 2019 Revolving Facility as of September 30, 2020. In October 2020, the Company repaid another $20.0 million against its 2019 Revolving Credit Facility and has a remaining outstanding balance of $15.0 million.

The Company had $7.7 million of outstanding letters of credit as of September 30, 2020.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2020, the Company had commitments to purchase $33.9 million of inventory and other services.

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

All currency conversions in this Legal Proceedings section are as of September 30, 2020.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California.  The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees.  In 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (“IPR”) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents. The PTAB previously invalidated all asserted claims of the ’296 patent and ’728 patent and has found the challenged claims of the ’231 patent not invalid in view of the prior art asserted in the IPR instituted against that patent. The matter has been stayed and a status conference is now set for November 23, 2020.  The Company believes the claims are without merit and intends to defend them vigorously.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that equipped with the ExtremeXOS operating system.  Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  On May 3, 2018, Extreme Networks GmbH filed a separate nullity action in the Federal Patent Court in Munich, seeking to invalidate the asserted patents.  After a hearing on January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company.  The matter is proceeding through the appeal process, pursuant to the appeal filed by Orckit on March 13, 2020.

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of European Patent EP 3 068 077 B1 (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that we no longer sell in Germany.  Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit.  The Company filed a nullity action with the German Federal Patent Court, seeking to invalidate the asserted patent.  Orckit has filed its substantive reasons for opposing the Company’s nullity action on June 11, 2020. A hearing was held on September 29, 2020, and the Court issued an infringement decision and injunction against the Company.  The Company is evaluating its options for further proceedings.

The Company believes that all claims in both cases filed by Orckit are without merit and intends to defend them vigorously.

Shenzhen Dunjun Technology Ltd. v. Aerohive Networks (Hangzhou) Ltd.; Aerohive Networks, Inc.; and Yunqing Information Technology (Shenzhen) Ltd.

On June 20, 2019, Shenzhen Dunjun Technology Ltd. filed a patent infringement lawsuit against Aerohive Networks, Inc. (“Aerohive”), a Chinese subsidiary of the Company, and Yunqing Information Technology (Shenzhen) Ltd. in the Shenzhen Intermediate People’s Court in China.  The lawsuit alleges infringement of a Chinese patent and seeks damages of RMB 10.0 million (USD $1.5 million). A first hearing in the trial was held on July 30, 2020, and the Court held a second hearing for September 4, 2020.  The Court then ordered the parties to retain a third-party appraisal center to analyze and report to the Court on various technical aspects of the case.  The Company believes that the claims are without merit and intends to defend them vigorously.

Proven Networks, LLC v. Extreme Networks, Inc.

On March 24, 2020, Proven Networks, LLC (“Proven”) filed a patent infringement lawsuit against the Company in the Northern District of California. The lawsuit alleged direct and indirect infringement of three U.S. patents based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of Extreme Analytics Extreme XOS, and certain network devices equipped with the Extreme XOS operating system.  Proven sought injunctive relief, unspecified damages, pre- and post-judgment interest, and attorneys’ fees.  The parties have reached a settlement in this case that was not material and the case was subsequently dismissed.

DataCloud Technologies, LLC. v. Extreme Networks, Inc.

On June 5, 2020, DataCloud Technologies, LLC (“DataCloud”) filed a patent infringement lawsuit against the Company in the District of Delaware.  The lawsuit alleges direct infringement of four U.S. patents based on Company’s shipping, distributing, making, using, importing, offering for sale, and/or selling of Extreme SLX Insight Architecture, Extreme Management Center, ExtremeSwitching switches, and ExtremeCloud Subscription Service.  DataCloud seeks injunctive relief, monetary damages, interest, and attorneys’ fees.  Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

American Patents LLC v. Extreme Networks, Inc.

On August 14, 2020, American Patents LLC filed a patent infringement lawsuit against the Company in the Western District of Texas.  The complaint alleges direct and indirect infringement of certain U.S. patents and seeks injunctive relief, unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees.  The parties have reached settlement terms for a non-material amount and are finalizing a settlement agreement.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use their software.  SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief.  Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

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

The Company’s Board of Directors (the “Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of shares of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 8, 2020, to extend the Restated Rights Plan through May 31, 2021, subject to ratification by a majority of the stockholders of the Company at the next annual meeting of stockholders.

Equity Incentive Plan

The Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) to increase the maximum number of available shares by 7.0 million shares.  The amendment was approved by the stockholders at the Company’s annual meeting of stockholders held on November 7, 2019.

Employee Stock Purchase Plan

The Board unanimously approved an amendment to the 2014 Employee Stock Purchase Plan (the “ESPP”) to increase the maximum number of shares that will be available for sale thereunder by 7.5 million shares.  The amendment was approved by the stockholders of the Company at the annual meeting of stockholders held on November 8, 2018.

Common Stock Repurchases

On November 2, 2018, the Company announced the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock over a two-year period from the date of authorization. Purchases may be made from time to time through any means including, but not limited to, open market purchases and privately negotiated transactions.  A maximum of $30.0 million of the Company’s common stock may be repurchased in any calendar year. In February 2020, the Board increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchase for three years from February 5, 2020.

There were no shares repurchased during the three months ended September 30, 2020 and 2019.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	September 30, 2020	June 30, 2020
2013 Equity Incentive Plan shares available for grant	6,431	13,118
Employee stock options and awards outstanding	13,549	10,396
2014 Employee Stock Purchase Plan	5,913	7,364
Total shares reserved for issuance	25,893	30,878

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Cost of product revenues	$258	$250
Cost of service and subscription revenues	372	347
Research and development	2,272	2,435
Sales and marketing	2,647	3,719
General and administrative	2,753	2,083
Total share-based compensation expense	$8,302	$8,834

Stock Options

The following table summarizes stock option activity for the three months ended September 30, 2020 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	2,922	$4.95	3.09	$1,688
Granted	—	—
Exercised	(15)	4.18
Cancelled	(81)	5.29
Options outstanding at September 30, 2020	2,826	$4.95	2.94	$1,384
Vested and expected to vest at September 30, 2020	2,826	$4.95	2.94	$1,384
Exercisable at September 30, 2020	1,745	$3.97	1.44	$1,384

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three months ended September 30, 2020. The average fair value of the stock options granted during the three months ended September 30, 2019 was $3.52.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board. Stock awards generally provide for the issuance of restricted stock units (“RSUs”) including performance or market-condition RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria or market conditions. The Company recognizes compensation expense on the awards over the vesting period based on the awards’ grant date fair value as of the date of grant.  The Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the three months ended September 30, 2020 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2020	7,474	$6.83
Granted	5,306	4.71
Released	(1,453)	7.35
Cancelled	(604)	9.61
Non-vested stock awards outstanding at September 30, 2020	10,723	$5.55	$43,108
Vested and expected to vest at September 30, 2020	10,409	$5.52	$41,843

The RSU's granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company. The stock awards granted during the three months ended September 30, 2020 included 1,350,000 RSUs including the market condition awards discussed below to named executive officers.

Fiscal 2021 Awards

On July 27, 2020, the Compensation Committee of the Board granted 475,000 RSUs with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods from August 15, 2020 through August 15, 2023, subject to the grantees’ continued service through the certification of performance.

Level	Relative TSR	Shares Vested
Below Threshold	TSR is less than the Index by more than 37.5 percentage points	0%
Threshold	TSR is less than the Index by 37.5 percentage points	25%
Target	TSR equals the Index	100%
Maximum	TSR is greater than the Index by 25 percentage points or more	150%

Total shareholder return is calculated based on the average closing price for the 30-trading days prior to the beginning and end of the performance periods. Performance is measured based on three periods, with the ability for up to one-third of target shares to vest after years 1 and 2 and the ability for up to the maximum of the full award to vest based on the full 3-year TSR less any shares vested based on 1 and 2 year periods. Linear interpolation is used to determine the number of shares vested for achievement between target levels.

The grant date fair value of each MSU was determined using the Monte-Carlo simulation model. The weighted-average grant-date fair value of these MSU was $5.32. The assumptions used in the Monte-Carlo simulation included the expected volatility of 69%, risk-free rate of 0.18%, no expected dividend yield, expected term of 3 years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

Fiscal 2018 and 2019 Awards

During fiscal 2019 and 2018, the Company approved the grant of 0.6 million shares underlying stock awards each year in the form of restricted stock units with certain performance conditions (“PSUs”) to named executive officers and other vice president level employees. These PSUs would vest once the Company’s U.S. GAAP earnings aggregates at least $0.09 per share over two consecutive quarters (the “Performance Thresholds”). Upon satisfying the Performance Thresholds, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter will vest on the same schedule as the RSUs, subject to continued service to the Company.  If the Performance Thresholds are not met by the third anniversary of the grant date for each award, that award is canceled. The PSUs issued in fiscal 2018 expired and were cancelled during the three months ended September 30, 2020 without the achievement of the Performance Thresholds.  During the three months ended September 30, 2020 and 2019 the Performance Thresholds for outstanding performance PSUs issued in fiscal 2019 were not achieved, and as such, no compensation expense was recorded in either reporting period.

Employee Stock Purchase Plan

The fair value of each share purchase option under the ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table.  The expected term of the ESPP represents the term of the offering period of each option.  The risk-free rate is based upon the estimated life and on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility is based on the historical volatility on the Company’s stock.

There were 1.5 million and 1.2 million shares issued under the ESPP during the three months ended September 30, 2020 and 2019, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2020	September 30, 2019
Expected life	0.5 years	0.5 years
Risk-free interest rate	0.12%	1.85%
Volatility	119%	43%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares issued under the ESPP during the three months ended September 30, 2020 and 2019 was $2.23 and $2.02, respectively.
12.	Information about Segments and Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment and related software. The Company conducts business globally and is managed geographically. Revenues are attributed to a geographical area based on the ship-to location of its customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, India, Australia and Japan. The Company’s chief operating decision maker, who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	September 30, 2020	June 30, 2020
Americas	$168,844	$177,443
EMEA	36,270	39,477
APAC	16,541	16,802
Total long-lived assets	$221,655	$233,722

13.	Derivatives and Hedging

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Gains and losses recorded in the condensed consolidated statement of operations from these transactions during the three months ended September 30, 2020 were less than $0.1 million. There were no related gains and losses for the three months ended September 30, 2019 as the Company did not have any foreign exchange forward contracts at September 30, 2019.

As of September 30, 2020, foreign exchange forward contracts had a notional principal amount of $7.5 million. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

The Company recognized total foreign currency losses of $1.2 million and gains $0.6 million for the three months ended September 30, 2020 and 2019, respectively related to the change in fair value of foreign currency denominated assets and liabilities.

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt.  As of September 30, 2020, the total notional amount of these interest rate swaps was $200.0 million and had maturity dates through April 2023. As of September 30, 2020, these contracts had an unrealized loss of $1.8 million which is recorded in “Accumulated other comprehensive loss” with the associated liability in “Other accrued liabilities” in the condensed consolidated balance sheets and other financial statements. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. The Company did not have any interest rate swaps as of or for the three months ended September 30, 2019. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive loss related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.9 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

14.	Restructuring Charges, Net of Reversals, Impairment, and Related Charges.

The Company recorded $1.0 million of restructuring charges, net of reversals and impairments during the three months ended September 30, 2020 which included severance and benefits charges of $0.7 million and facility related charges of $0.3 million. Severance and benefit restructuring charges consisted primarily of additional employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. The Company incurred $8.8 million of charges under the 2020 Plan through September 30, 2020. With the reduction and realignment of the headcount under the 2020 Plan, the Company is relocating certain of its lab test equipment to third-party consulting companies. The Company expects to incur equipment related relocation expenses of approximately $1.0 million related to these activities and expects to substantially complete these activities by the end of fiscal 2021. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

The Company recorded $6.1 million of restructuring charges, net of reversals and impairment during the three months ended September 30, 2019, including charges of $3.9 million for right-of-use assets related to facilities which the Company has exited during the period and employee severance and benefit expenses of $2.2 million incurred under the Company’s restructuring plans initiated in prior years which were complete as of the end of fiscal 2020.

Restructuring liabilities related to severance and benefits obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. The following table summarizes the activity related to the severance and benefits related equipment restructuring liabilities during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
	Severance Benefits	Severance Benefits

Balance as of June 30, 2020	$2,219	$3,559
Period charges	772	2,595
Period reversals	(50)	(409)
Period payments	(2,639)	(3,608)
Balance as of September 30, 2020	$302	$2,137

15.	Income Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $1.3 million and $1.6 million, respectively.

The income tax provisions for the three months ended September 30, 2020 and 2019, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network (“WLAN”) business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade, and (4) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”). The interim income tax provisions for the three months ended September 30, 2020 and 2019 were calculated using the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.”  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in the United States.  The CARES Act, among other things, includes modifications to net operating loss carryforward provisions and the net interest expense deduction, and deferment of employer social security tax payments.  The Company has evaluated the provisions of the CARES Act and how certain elections may impact its financial position and results of operations, and has determined the enactment of the CARES Act did not have a material impact to the Company’s income tax provision for the three months ended September 30, 2020, or to the Company’s net deferred tax assets as of September 30, 2020.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends and the cyclical nature of its business represent sufficient negative evidence to require full valuation allowances against its U.S. federal and state net deferred tax assets as well as a portion of the deferred tax assets in Ireland.  These valuation allowances will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

On August 9, 2019, the Company completed its acquisition of Aerohive.  This acquisition was treated as a non-taxable stock acquisition and, therefore, Extreme Networks will have carryover tax basis in the assets and liabilities acquired. During the fourth quarter of fiscal 2020 following the acquisition of Aerohive, the Company realigned the Aerohive related non U.S. intellectual property (“IP”) rights to correspond with the Company’s global operating model.  This transaction resulted in recognition of a $75 million U.S. tax gain which was fully consumed by existing NOLs and the intangibles transferred are being amortized over 10 years for Irish statutory purposes.

The Company had $23.8 million of unrecognized tax benefits as of September 30, 2020.  If fully recognized in the future, $0.5 million would impact the effective tax rate and $23.3 million, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share is calculated by dividing net loss by the weighted average number of shares of common stock used in the basic loss per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2020	September 30, 2019
Net loss	$(8,812)	$(37,738)
Weighted-average shares used in per share calculation - basic and diluted	121,705	120,226

Net loss per share - basic and diluted	$(0.07)	$(0.31)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Options to purchase common stock	2,864	2,898
Restricted stock units	8,877	9,305
Employee Stock Purchase Plan shares	750	750
Total shares excluded	12,491	12,953

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the first quarter ended September 30, 2020, our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”), is a leader in providing cloud-driven networking solutions for enterprise, data center, and service provider customers. Providing a combined end-to-end solution from the Internet of Things (“IoT”) edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment as well as designs and develops a leading cloud networking platform and application portfolio using cloud management, machine learning, and artificial intelligence to deliver network policy, analytics, security, and access controls. Extreme cloud-driven technologies provide flexibility and scalability in deployment, management, and licensing of networks globally, and the global cloud footprint provides service to over 50,000 customers and over 10 million daily users. Our corporate headquarters are located in San Jose, California. We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. We derive substantially all of our revenues from the sale of our networking equipment, software, and related maintenance contracts.

Extreme delivers cloud-driven solutions from the IoT edge to the cloud that are agile, adaptive, and secure to enable autonomous enterprises of the future. We recognize that every customer environment is unique with its own requirements, which may be industry-specific or site driven. Extreme gives customers and partners the power to mix and match a broad array of software, hardware, and services (including third-party applications) to create a custom network that can be managed and automated from end-to-end and enabled with intelligence and assurance from the cloud. With this strategic asset in place, organizations have the foundation needed to drive both digital transformation and the outcomes impacting each one of us.

We believe our 100% in-sourced services and support are number one in the industry, and even as we increase the breadth of our portfolio and scale our organization, we remain nimble and responsive to ensure customer and partner success. We are relentless in our commitment to our over 50,000 customers around the world, including some of the world's leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, and manufacturing, and provide the building blocks that drive competitive advantage, accelerate innovation, and improve the human experience.

Enterprise network administrators need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business, and the ever-present need for network security. In January 2020, an outbreak of a new strain of coronavirus, COVID-19, was identified in Wuhan, China. Through the first calendar quarter of 2020, the disease became widespread around the world, and on March 11, 2020, the World Health Organization declared the outbreak a pandemic. Particularly in 2020, COVID-19 has accelerated digital transformation efforts for organizations everywhere, driving rapid adoption of new cloud technologies to support remote working and online learning. For organizations bringing employees back to work and students back into schools, technology drivers such as IoT, robotics automation, occupancy management, and contact tracing applications have a profound effect across the entire enterprise network by placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, security, and analytics of the enterprise networks they manage.

Improving the network experience for enterprises that increasingly require greater simplification at the edge or the access layer of the network remains a key focus for Extreme. In fiscal 2020, we augmented our cloud and infrastructure offerings by closing the acquisition of Aerohive Networks, which allowed us to focus our product and go-to-market strategy on delivering ease and simplicity in deployment, management, licensing, and operation of networking, with a particular emphasis on Wi-Fi, security, and analytics. Cloud-Driven Networking positions us to deliver effortless experiences to organizations of various sizes by combining our software-driven applications with machine learning and artificial intelligence to assist in collecting data to build, secure, and maintain agile and distributed environments. In addition, we are the only major vendor who can provide these enterprise-class capabilities in public cloud, private cloud, and on-premises deployment options with a single, unified license and end-to-end portfolio.

We have chosen to focus on enterprise cloud networking based on compelling benefits we believe we can offer our customers. Legacy approaches to network management have relied on complex enterprise applications that customers must install, integrate, maintain, and administer. New releases were infrequent, and updates installed by customers even less frequent. In contrast, our cloud-based ExtremeCloud IQ application provides a single, integrated management view across the entire network that a customer can access from virtually anywhere. We maintain and administer the network management application in global regional data centers from Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”), and Microsoft Azure, delivering the industry’s only completely cloud-agnostic network management application which users then access as a subscription service that can be regularly updated in response to new features or urgent changes.

The Extreme Strategy

We are focused on delivering cloud-driven end-to-end networking and software solutions for today’s enterprise environments. From wireless and wired access technologies, through the campus, core, and into the datacenter, Extreme is developing solutions to deliver outstanding business outcomes for our customers. Leveraging a unified management approach, both on premises and in the cloud, we continue to accelerate adoption and delivery of new technologies in support of emerging trends in enterprise networking. We continue to execute on our growth objectives by seeking to maximize customer, partner, and stockholder value. As we advance our strategy to transition our business to subscription-oriented Cloud solutions, we also plan to change the mix of our revenues to a more recurring basis.

In fiscal 2017, we completed the acquisition of the Wireless Local Area Network (“WLAN”) Business from Zebra Technologies. In fiscal 2018, we completed the acquisitions of the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In August 2019, we acquired the entire Cloud Networking portfolio from Aerohive. These acquisitions support our growth strategy to lead the enterprise network equipment market with end-to-end software-driven cloud and on-premises solutions for enterprise customers from the data center to the wireless edge.  After the closing of the acquisitions of the Campus Fabric Business and Data Center Business, Extreme immediately became a networking industry leader with more than 30,000 customers. In addition, the acquisition of Aerohive brought us more than 20,000 additional customers and solidified our position as the second-ranked cloud networking provider globally. As a network switching leader in enterprise, datacenter, and cloud, we combine and extend our world-class products and technologies to provide customers with some of the most advanced, high performance and open solutions in the market as well as a superb overall customer experience. Extreme brings together distinct strengths addressing the key areas of the network, from unified wired and wireless edge, to the enterprise core, to the data center to offer a complete, unified portfolio of cloud-driven network access solutions.

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

•

Provide the industry’s most differentiated end-to-end cloud architecture.  Cloud technologies have evolved significantly over the past decade, from monolithic software images hosted remotely to microservices providing machine learning insights continuous integration and delivery of new features. We believe we deliver unrivaled innovation, reliability, and security with the leading end-to-end cloud management platform powered by machine learning (“ML”) and artificial intelligence (“AI”) that spans from the IoT edge to the enterprise data center. Key characteristics of our cloud architecture include being deployment agnostic, device agnostic and focus on the power of network data (availability/durability/unlimited) for our customers.

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

•

Offer customers choice – cloud or on-premises. We leverage the cloud where it makes sense for our customers and provide on premises solutions where customers need it and have a solution for those that want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what’s going on across the network and applications in real time – who, when, and what is connected to the network, which is critical for bring your own device (“BYOD”) and IoT usage.

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
o

A wide range of service providers, such as regional service provider, cloud service provider, internet service providers and mobile service providers are using our products to transport mission critical data over their network infrastructure.

•

Provide high-quality customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs to provide the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-days-a-year real-time responsive support.

•

Extend switching and routing technology leadership.  Our technological leadership is based on innovative switching, routing and wireless products, the depth and focus of our market experience and our operating systems - the software that runs on all of our networking products.  Our products reduce operating expenses for our customers and enable a more flexible and dynamic network environment that will help them meet the upcoming demands of IoT, mobile, and cloud. Furthermore, our network operating systems, our primary merchant silicon vendor Broadcom, and select manufacturing partners permit us to leverage our engineering investment. We have invested in engineering resources to create leading-edge technologies to increase the performance and functionality of our products, and as a direct result, the value of our solution to our current and future customers. We look for maximum synergies from our engineering investment in our targeted verticals.

•

Expand Wi-Fi technology leadership.  Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The increase in demand being seen today, fueled by more users with multiple devices, increases the expectation that everything will just work. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console.  We are at a technology inflection point with the pending migration from Wi-Fi 5 solutions to Wi-Fi 6 (802.11ax), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest Wi-Fi 6 wireless portfolio providing intelligence for the wired/wireless edge and enhanced by our cloud architecture with machine learning and AI-driven insights.

•

Continue to deliver unified management and a common fabric across the wired/wireless environment from the Data Center to the mobile Edge. Our rich set of integrated management capabilities provides centralized visibility and highly efficient anytime, anywhere control of enterprise wired and wireless network resources.

•

Offer a superior quality of experience. Our network-powered application analytics provide actionable business insight by capturing and analyzing context-based data about the network and applications to deliver meaningful intelligence about applications, users, locations and devices. With an easy to comprehend dashboard, our applications help businesses turn their network into a strategic business asset that helps executives make faster and more effective decisions.

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

•

Expand market penetration by targeting high-growth market segments.  Within the Campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth.  Our Data Center approach leverages our product portfolio to address the needs of public and private Cloud Data Center providers.  Within the Campus, we also target the high-growth physical security market, converging technologies such as Internet Protocol (“IP”) video across a common Ethernet infrastructure in conjunction with technology partners. Cloud networking compound annual growth rate will continue to outpace on premises managed networking and our focus is on expanding our technology foothold in this key segment with the acquisition of Aerohive to accelerate not only cloud management adoption, but also subscription-based licensing (SaaS) consumption.

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

•

Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to both provide increased and enhanced routes to market, but also to collaboratively develop unique solutions. We announced in October 2019, that we were selected by Broadcom, the industry’s largest merchant silicon provider, as a preferred choice for enterprise campus deployments. As a Broadcom preferred choice for enterprise campus networking solutions, Extreme attempts to give enterprise customers and partners powerful security, segmentation, resiliency, policy, telemetry, and performance advantages as they pursue cloud-driven digital transformation with the industry's most simple, secure, and intelligent campus architecture.

We seek to differentiate ourselves in the market by delivering a value proposition based on a software-driven approach to network management, control and analytics.

Our key points of differentiation include:

•

ExtremeCloud IQTM. ExtremeCloud IQ is a robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the core. The application helps organizations automate end-to-end network operations, unlock new analytics, scale faster, and secure and optimize the end-user and application experience.

•

Cloud-Driven end-to-end networking solutions. The acquisition of Aerohive enhances our cloud offering - with ML/AI insights. We believe this breadth of coverage from the edge to the enterprise data center will be unique in the industry, and cloud networking is projected to be the fastest growing segment of the networking industry.

•

First Cloud Networking solution available on all major cloud providers. Extreme gives customers cloud choice.  Unlike our competitors whose solution relies on one cloud platform, our cloud agnostic approach supports AWS, Azure, and GCP.  Customers are seeking multi-cloud and distributed cloud options – support for the top three providers is increasingly an expected minimum.

•

First Cloud Networking company to offer Unlimited Data. Data-driven analytics and insights power operational efficiency, helping customers adapt to unpredictable times. Data fuels ML and AI solutions and shorter periods of Data Duration reduces ML/AI effectiveness. Further, network data is especially useful in occupancy management and proximity tracking type capabilities. Most vendors only provide 30 or 90-day data durations. Extreme offers unlimited data duration for the length of the cloud subscription to improve an organization’s ability to make smarter, more effective business decisions.

•

Award Winning, Market Defining Fabric Technology. Extreme’s fabric technology delivers the simplicity, security and automation capabilities that businesses demand. Featuring stealth attributes, Automation of services (L2-3, Multicast), Service Mapping to VSNs, End-to-end encapsulation via MacSec, Extension of the LAN without need for complex protocol stacks, Extreme has pioneered the benefits of fabric technology for more than a decade.

•

Differentiated Security and Privacy (we are ISO 27001 Security Certified). Security and privacy remain a top priority for all businesses. Extreme’s zero-trust approach extends from the network edge, to the data cloud to the public cloud. Our holistic network security solution includes ExtremeCloud IQ security, Fabric Connect, Defender, NAC, Air Defense and more. Unlike networking vendors who rely solely on the ISO certification of the cloud platform, Extreme goes one step further with an independent ISO 27001 certification for ExtremeCloud IQ. ISO 27001 is internationally recognized as providing a best-practice specification for an information security management system (ISMS). Extreme’s unique approach to go beyond just AWS, GCP, and Azure certification levels represents our commitment to robust security, ongoing risk management and protecting sensitive information for our customers and those they serve.

•

Leading “No 9’s” Reliability and Resiliency.  Business continuity has become increasingly important and Extreme provides exceptional results as fully audited continuous operation is a minimum requirement of today’s enterprise network. In April 2020, ExtremeCloud IQ met an operational state of 100% uptime for the last calendar year – evidence of Extreme’s trustworthy operational effectiveness. To our knowledge, no other vendor has made such a claim.

•

Consumption Flexibility. With declining budgets and uncertainty over the future, Enterprises want greater flexibility in how they purchase networking solutions and more flexible licensing. Extreme offers a range of financing and network purchase options. Our value-based subscription tiers (Connect, Pilot, etc.) provides customers flexibility to grow and they go.  Extreme is the only vendor to offer pool-able and portable licenses that can be transferred between products (AP’s, switches etc.) at one fixed price.

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

•

Multi-vendor management from a “single pane-of-glass”.  Extreme’s Management Center is a single unified management system that is designed to provide visibility, security, and control across the entire network.  This can make the network easier to manage and troubleshoot, often with lower operating expenses. Extreme’s software can manage third-party vendors’ network devices, allowing our customers to potentially maximize device lifespan and protect investments.

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

•

Application-aware Quality of Service and analytics. Extreme has innovative analytic software that enables our customers to see application usage across the network and apply policies to maximize network capabilities.  This allows our customers to improve the user experience.

•

Built-in identity and access control.  Our network access control and identity management solutions are delivered with our network infrastructure to reduce the need to add expensive software or hardware that may require complex compatibility testing.

•	100% in-sourced tech support. We believe ExtremeWorks delivers best-in-class customer support in the industry with 92% first call resolution through a 100% in-sourced support model.

•

Strengthens the channel. Extreme sells products primarily through an ecosystem of channel partners, which combine our portfolio elements together to create customized IT solutions for end user customers.

Key Financial Metrics

During the first quarter of fiscal 2021, we achieved the following results:

•	Net revenues of $235.8 million compared to $255.5 million in the first quarter of fiscal 2020.
•	Product revenues of $161.4 million compared to $185.1 million in the first quarter of fiscal 2020.
•	Service and subscription revenues of $74.4 million compared to $70.4 million in the first quarter of fiscal 2020.
•	Total gross margin of 57.3% of net revenues compared to 53.7% of net revenues in the first quarter of fiscal 2020.
•	Operating loss of $0.1 million compared to operating loss of $32.1 million in the first quarter of fiscal 2020.
•	Net loss of $8.8 million compared to $37.7 million in the first quarter of fiscal 2020.

During the first three months of fiscal 2021, we reflected the following results:

•

Cash flow provided by operating activities of $24.7 million compared to cash flow used in operating activities of $0.2 million in the three months ended September 30, 2019.  Cash of $193.1 million compared to $193.9 million as of June 30, 2020.

Events relating to COVID-19

A novel strain of coronavirus emerged in December 2019. This coronavirus, now known as COVID-19, spread around the world and resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns and was declared a pandemic in March 2020. COVID-19 has had and we expect will continue to have an adverse effect on our results of operations due to supply chain disruptions and reduced demand for our products. Because if this, we realigned our operations and recorded severance and benefits charges of $5.8 million during the third quarter of our fiscal 2020. Although we expect to reduce research and development and sales and marketing costs for the year ended June 30, 2021 compared to the year ended June 30, 2020, given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, we cannot further reasonably estimate the impact of the COVID-19 pandemic on our future results of operations or financial position. See also Part II, Item 1A – Risk Factors.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Net revenues:
Product	$161,396	$185,134	$(23,738)	(12.8)%
Percentage of net revenues	68.4%	72.5%
Service and subscription	74,406	70,372	4,034	5.7%
Percentage of net revenues	31.6%	27.5%
Total net revenues	$235,802	$255,506	$(19,704)	(7.7)%

Product revenues decreased $23.7 million or 12.8% for the three months ended September 30, 2020, as compared to the corresponding period of fiscal 2020. The product revenues decline was primarily due to the continued impact of the global outbreak of COVID-19 across all geographies.

Service and subscription revenues increased $4.0 million, or 5.7% for the three months ended September 30, 2020 as compared to the corresponding period in fiscal 2020. The increase in service and subscription revenues was primarily due to growth in subscription revenues.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Gross profit:
Product	$88,001	$93,743	$(5,742)	(6.1)%
Percentage of product revenues	54.5%	50.6%
Service and subscription	47,017	43,500	3,517	8.1%
Percentage of service and subscription revenues	63.2%	61.8%
Total gross profit	$135,018	$137,243	$(2,225)	(1.6)%
Percentage of net revenues	57.3%	53.7%

Product gross profit decreased $5.7 million or 6.1% for the three months ended September 30, 2020, as compared to the corresponding period in fiscal 2020. The decrease in product gross profit was primarily due to lower revenues and higher distribution charges of $2.0 million, which were mainly due to increased freight and tariffs. This was partially offset by lower excess and obsolete inventory charges of $3.8 million, lower expensing of the fair value step-up of inventories acquired from Aerohive of $3.9 million, lower warranty costs of $2.9 million and more favorable manufacturing costs due to cost reduction efforts including a reduction in headcount during the current quarter.

Service and subscription gross profit increased $3.5 million or 8.1% for the three months ended September 30, 2020, as compared to the corresponding period in fiscal 2020. The increases were primarily due to higher level of service and subscription revenues including increased cloud service costs and higher personnel costs due to increased headcount, partially offset by reduced return costs for the three months ended September 30, 2020.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019	$ Change	% Change
Research and development	$49,524	$59,116	$(9,592)	(16.2)%
Sales and marketing	64,325	71,357	(7,032)	(9.9)%
General and administrative	16,461	14,982	1,479	9.9%
Acquisition and integration costs	1,975	15,925	(13,950)	(87.6)%
Restructuring and related charges, net of reversals	1,001	6,137	(5,136)	(83.7)%
Amortization of intangibles	1,792	1,930	(138)	(7.2)%
Total operating expenses	$135,078	$169,447	$(34,369)	(20.3)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $9.6 million or 16.2% for the three months ended September 30, 2020, as compared to the corresponding period in fiscal 2020. The decrease in research and development expenses was due to a $9.5 million decrease in personnel costs primarily due to lower headcount as a result of the cost reduction actions taken in fiscal 2020, a $1.2 million decrease in facility and information technology costs, a $0.9 million decrease in engineering project costs and a $0.5 million decrease in travel and other expenses, partially offset by a $2.5 million increase in professional and contractor fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $7.0 million or 9.9% for the three months ended September 30, 2020, as compared to the corresponding period in fiscal 2020. The decrease in sales and marketing expenses was primarily due to a $2.3 million decrease in personnel costs, a $3.1 million decrease in travel costs, a $1.4 million decrease in professional and recruiting fees and a $0.6 million decrease in equipment related costs and other expenses, partially offset by a $0.4 million increase in marketing related expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $1.5 million or 9.9% for the three months ended September 30, 2020, as compared to the corresponding period in fiscal 2020. The increase in general and administrative expenses was primarily due to a $1.0 million increase in personnel costs, a $0.2 million increase in professional fees, and a $0.7 million increase in facility and information technology costs, partially offset by a $0.4 million decrease in travel and other expenses.

Acquisition and Integration Costs

During the three months ended September 30, 2020, we incurred $2.0 million of acquisition and integration costs. Acquisition and integration costs consisted primarily of additional professional fees for system integration and financial services related to the Aerohive acquisition.

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

Restructuring Charges, Net of Reversals and Impairment

For the three months ended September 30, 2020, we recorded restructuring charges of $1.0 million.  We continued our reduction-in-force initiative began in the third quarter of fiscal 2020 and recorded related severance and benefits charges of $0.7 million related to the 2020 Plan.  In addition, we had facility-related charges of $0.3 million related to our previously impaired facilities.

For the three months ended September 30, 2019, we recorded restructuring charges of $6.1 million. The charges consisted of excess facility charges of $3.9 million for impairment of right-of-use assets related to our San Jose California and Salem, New Hampshire facilities.  Additionally, we continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and we recorded severance and benefits charges of $2.2 million.

Amortization of Intangibles

During the three months ended September 30, 2020 and 2019, we recorded $1.8 million and $1.9 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The decrease was primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized, partially offset by an increase from full period amortization of acquired intangibles from the Aerohive acquisition.

Interest Expense

During the three months ended September 30, 2020 and 2019, we recorded $6.7 million and $5.2 million, respectively, in interest expense.  The increase in interest expense was primarily driven by higher average loan balances for the period ended September 30, 2020 under our Credit Agreement.

Other (Expense) Income, Net

During the three months ended September 30, 2020 and 2019, we recorded other expense of $0.9 million and other income of $0.6 million, respectively, in other (expense) income, net.  The change for the three months ended September 30, 2020 was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2020 and 2019, we recorded an income tax provision of $1.3 million and $1.6 million, respectively.

The income tax provisions for the three months ended September 30, 2020 and 2019 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business, and (4) state taxes in jurisdictions where we have no remaining state net operating losses.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2020, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

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

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	September 30, 2020	June 30, 2020
Cash	$193,116	$193,872

As of September 30, 2020, our principal sources of liquidity consisted of cash of $193.1 million and accounts receivable, net of $123.6 million, and available borrowings under our five-year 2019 Revolving Facility of $20.0 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $193.1 million of cash at September 30, 2020, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. There were no repurchases in the three months ended September 30, 2020.

In connection with the acquisition of Aerohive as discussed in Note 4 of the accompanying condensed consolidated financial statements, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380 million and a five-year revolving loan facility in an aggregate principal amount of $75 million (“2019 Revolving Facility”).  In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests.  On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Three Months Ended
	September 30, 2020	September 30, 2019
Net cash provided by (used in) operating activities	$24,745	$(202)
Net cash used in investing activities	(3,023)	(209,194)
Net cash (used in) provided by financing activities	(22,772)	171,387
Foreign currency effect on cash	294	(229)
Net decrease in cash and cash equivalents	$(756)	$(38,238)

Net Cash Provided by (Used in) Operating Activities

Cash flows provided by operations in the three months ended September 30, 2020, were $24.7 million, including our net loss of $8.8 million and non-cash expenses of $30.4 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and imputed interest.  Other sources of cash for the period included a decrease in inventory and increases in accounts payable and deferred revenues. This was partially offset by decreases in accrued compensation, other current and long-term liabilities, and operating lease liabilities, and increases in accounts receivables and prepaid expenses and other current assets.

Cash flows used in operations in the three months ended September 30, 2019, were $0.2 million, including our net loss of $37.7 million and non-cash expenses of $34.1 million for items such as amortization of intangibles, amortization of right-of-use assets, share-based compensation, depreciation, restructuring, deferred income taxes and imputed interest.  Other sources of cash for the current quarter included a decrease in accounts receivables and increases in deferred revenues. This was fully offset by decreases in accounts payable, accrued compensation, other current liabilities and operating lease liabilities, and increases in inventories.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2020 were $3.0 million for the purchases of property and equipment.

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

Net Cash Provided by (Used in) Financing Activities

Cash flows used in financing activities in the three months ended September 30, 2020 were $22.8 million due primarily to debt repayments of $24.8 million, payment of contingent consideration of $0.6 million, and $1.0 million for deferred payments on acquisitions. This was partially offset by $3.6 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options, net of taxes paid on vested and released stock awards.

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

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in the three months ended September 30, 2020 and 2019, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$396,000	$54,000	$66,500	$275,500	$—
Interest on debt obligations	60,742	19,278	30,460	11,004	—
Unconditional purchase obligations	33,895	33,895	—	—	—
Contractual commitments	90,475	20,367	37,796	17,233	15,079
Lease payments on operating leases	72,201	16,748	36,354	10,919	8,180
Deferred payments for an acquisition	10,000	4,000	6,000	—	—
Contingent consideration for an acquisition	1,576	1,120	456	—	—
Other liabilities	899	129	538	232	—
Total contractual cash obligations	$665,788	$149,537	$178,104	$314,888	$23,259

The contractual obligations referenced above are more specifically defined as follows:

Debt obligations related to amounts owed under our 2019 Credit Agreement.

Unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecasts. We expect to honor the inventory purchase commitments within the next 12 months.

Contractual commitments to suppliers for future services.

Lease payments on operating leases represent base rents and operating expense obligations to landlords for facilities we occupy at various locations.

Deferred payments for the acquisition of the Data Center Business represent payments of $1.0 million per quarter.

Contingent consideration for an acquisition of a capital financing business in December 2017 from Broadcom, at the estimated fair value.  Actual payments could be different.

Other liabilities include our commitments towards debt related fees and specific arrangements other than inventory.

The amounts in the table above exclude immaterial income tax liabilities related to uncertain tax positions as we are unable to reasonably estimate the timing of settlement.

We did not have any material commitments for capital expenditures as of September 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, of the notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q.  At September 30, 2020, we had $396.0 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended September 30, 2020, the average daily outstanding amount was $420.5 million with a high of $420.8 million and a low of $396.0 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2020, on borrowings under the 2019 Credit Agreement as of September 30, 2020, that are sensitive to changes in interest rates (in thousands):

Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt	Change in interest expense given an increase in interest rate of X bps
(100 bps)	(50 bps)	As of September 30, 2020	100 bps	50 bps
$(4,205)	$(2,012)	$420,481	$4,205	$2,102

*	Underlying interest rate was 4.85% as of September 30, 2020.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as Other (expense) income, net. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of September 30, 2020, foreign exchange forward contracts had a notional principal amount of $7.5 million and as of the three months ended September 30, 2020 there were gains of less than $0.1 million. These contracts have maturities of less than 30 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At September 30, 2019, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a loss of $1.2 million and a gain of $0.6 million for the three months ended September 30, 2020 and 2019, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, Legal Proceedings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, and Note 9 to the Notes to condensed consolidated financial statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

October 29, 2020