Form 10-Q
period 2020-12-31
EXTREME NETWORKS INC
filed 2021-02-09
CIK 1078271

262Tejo

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of February 2, 2021, the registrant had 123,812,438 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2020

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash	$183,969	$193,872
Accounts receivable, net of allowance for doubtful accounts of $1,335 and $1,212, respectively	128,242	122,727
Inventories	49,830	62,589
Prepaid expenses and other current assets	41,257	35,019
Total current assets	403,298	414,207
Property and equipment, net	55,974	58,813
Operating lease right-of-use assets, net	45,087	51,274
Intangible assets, net	51,748	68,394
Goodwill	331,159	331,159
Other assets	58,571	55,241
Total assets	$945,837	$979,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,463 and $2,484, respectively	$18,912	$16,516
Accounts payable	53,677	48,439
Accrued compensation and benefits	62,212	50,884
Accrued warranty	13,073	14,035
Current portion of operating lease liabilities	19,226	19,196
Current portion of deferred revenue	198,291	190,226
Other accrued liabilities	56,851	58,525
Total current liabilities	422,242	397,821
Deferred revenue, less current portion	110,844	100,961
Long-term debt, less current portion, net of unamortized debt issuance costs of $5,934 and $7,165, respectively	328,941	394,585
Operating lease liabilities, less current portion	42,059	50,238
Deferred income taxes	2,650	2,334
Other long-term liabilities	21,176	27,751
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 130,180 and 127,114 shares issued, respectively; 123,583 and 120,517 shares outstanding, respectively	130	127
Additional paid-in-capital	1,055,719	1,035,041
Accumulated other comprehensive loss	(2,670)	(6,378)
Accumulated deficit	(992,141)	(980,279)
Treasury stock at cost: 6,597 and 6,597 shares, respectively	(43,113)	(43,113)
Total stockholders’ equity	17,925	5,398
Total liabilities and stockholders’ equity	$945,837	$979,088

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net revenues:
Product	$165,845	$190,492	$327,241	$375,626
Service and subscription	76,283	76,980	150,689	147,352
Total net revenues	242,128	267,472	477,930	522,978
Cost of revenues:
Product	74,005	91,387	147,400	182,778
Service and subscription	27,931	27,414	55,320	54,286
Total cost of revenues	101,936	118,801	202,720	237,064
Gross profit:
Product	91,840	99,105	179,841	192,848
Service and subscription	48,352	49,566	95,369	93,066
Total gross profit	140,192	148,671	275,210	285,914
Operating expenses:
Research and development	49,186	55,380	98,710	114,496
Sales and marketing	66,732	75,436	131,057	146,793
General and administrative	16,360	15,098	32,821	30,080
Acquisition and integration costs	—	8,994	1,975	24,919
Restructuring and related charges, net of reversals	695	6,622	1,696	12,759
Amortization of intangibles	1,506	2,377	3,298	4,307
Total operating expenses	134,479	163,907	269,557	333,354
Operating income (loss)	5,713	(15,236)	5,653	(47,440)
Interest income	82	477	200	1,144
Interest expense	(6,068)	(6,234)	(12,731)	(11,398)
Other expense, net	(954)	(748)	(1,841)	(190)
Loss before income taxes	(1,227)	(21,741)	(8,719)	(57,884)
Provision for income taxes	1,823	1,797	3,143	3,392
Net loss	$(3,050)	$(23,538)	$(11,862)	$(61,276)

Basic and diluted loss per share:	$(0.02)	$(0.20)	$(0.10)	$(0.51)

Shares used in per share calculation - basic and diluted	123,264	119,555	122,485	119,891

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net loss	$(3,050)	$(23,538)	$(11,862)	$(61,276)
Other comprehensive income (loss), net of tax:
Interest rate swap derivatives designated as hedging instruments:
Unrealized losses on derivative instruments	(120)	—	(293)	—
Reclassification adjustment related to derivative instruments	226	—	386	—
Net decrease from derivatives designated as hedging instruments.	106	—	93	—
Change in unrealized losses on available for sale securities	—	7	—	—
Net change in foreign currency translation adjustments	2,160	879	3,615	(12)
Other comprehensive income (loss), net of tax:	2,266	886	3,708	(12)
Total comprehensive loss	$(784)	$(22,652)	$(8,154)	$(61,288)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands) (Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at September 30, 2019	123,864	$124	$1,003,268	$(3,371)	(2,366)	$(15,000)	$(891,172)	$93,849
Net loss	—	—	—	—	—	—	(23,538)	(23,538)
Other comprehensive income	—	—	—	886	—	—	—	886
Issuance of common stock from equity incentive plans, net of tax	752	1	(1,229)	—	—	—	—	(1,228)
Equity forward contract	—	—	(4,821)	—	—	—	—	(4,821)
Repurchase of stock	—	—	—	—	(3,850)	(25,179)	—	(25,179)
Share-based compensation	—	—	10,958	—	—	—	—	10,958
Balance at December 31, 2019	124,616	$125	$1,008,176	$(2,485)	(6,216)	$(40,179)	$(914,710)	$50,927

Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(61,276)	(61,276)
Other comprehensive loss	—	—	—	(12)	—	—	—	(12)
Issuance of common stock from equity incentive plans, net of tax	3,078	3	2,903	—	—	—	—	2,906
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Equity forward contract	—	—	(4,821)	—	—	—	—	(4,821)
Repurchase of stock	—	—	—	—	(3,850)	(25,179)	—	(25,179)
Share-based compensation	—	—	19,792	—	—	—	—	19,792
Balance at December 31, 2019	124,616	$125	$1,008,176	$(2,485)	(6,216)	$(40,179)	$(914,710)	$50,927

Balance at September 30, 2020	129,532	$130	$1,046,921	$(4,936)	(6,597)	$(43,113)	$(989,091)	$9,911
Net loss	—	—	—	—	—	—	(3,050)	(3,050)
Other comprehensive income	—	—	—	2,266	—	—	—	2,266
Issuance of common stock from equity incentive plans, net of tax	648	—	(1,297)	—	—	—	—	(1,297)
Share-based compensation	—	—	10,095	—	—	—	—	10,095
Balance at December 31, 2020	130,180	$130	$1,055,719	$(2,670)	(6,597)	$(43,113)	$(992,141)	$17,925

Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398
Net loss	—	—	—	—	—	—	(11,862)	(11,862)
Other comprehensive income	—	—	—	3,708	—	—	—	3,708
Issuance of common stock from equity incentive plans, net of tax	3,066	3	2,281	—	—	—	—	2,284
Share-based compensation	—	—	18,397	—	—	—	—	18,397
Balance at December 31, 2020	130,180	$130	$1,055,719	$(2,670)	(6,597)	$(43,113)	$(992,141)	$17,925

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(11,862)	$(61,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,471	14,251
Amortization of intangible assets	16,646	17,772
Reduction in carrying amount of right-of-use asset	8,072	8,477
Provision for doubtful accounts	143	626
Share-based compensation	18,397	19,792
Deferred income taxes	628	801
Non-cash restructuring and impairment charges	—	7,622
Non-cash interest expense	2,171	1,982
Other	3,195	735
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,658)	25,751
Inventories	6,340	3,157
Prepaid expenses and other assets	(3,740)	(274)
Accounts payable	4,913	(9,070)
Accrued compensation and benefits	10,984	(3,036)
Operating lease liabilities	(10,116)	(9,051)
Deferred revenue	17,949	6,181
Other current and long-term liabilities	(7,762)	(2,529)
Net cash provided by operating activities	62,771	21,911
Cash flows from investing activities:
Capital expenditures	(8,039)	(9,438)
Business acquisitions, net of cash acquired	—	(219,458)
Maturities and sales of investments	—	45,249
Net cash used in investing activities	(8,039)	(183,647)
Cash flows from financing activities:
Borrowings under Term Loan	—	199,500
Payments on debt obligations	(64,500)	(24,950)
Loan fees on borrowings	—	(10,514)
Equity forward contract	—	(4,821)
Repurchase of common stock	—	(25,179)
Proceeds from issuance of common stock, net of tax withholding	2,284	2,906
Payment of contingent consideration obligations	(1,021)	(2,206)
Deferred payments on an acquisition	(2,000)	(2,000)
Net cash (used in) provided by financing activities	(65,237)	132,736
Foreign currency effect on cash	602	(193)
Net decrease in cash	(9,903)	(29,193)

Cash at beginning of period	193,872	169,607
Cash at end of period	$183,969	$140,414

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2020. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for fiscal 2021 or any future periods.

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

Revenue Recognition

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct.  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. For items that are not sold separately, the Company estimates the stand-alone selling prices using other observable inputs.

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

On December 31, 2020, the Company had $309.1 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues.  The Company expects to recognize approximately 40 percent of its deferred revenue as revenue in fiscal 2021, an additional 34 percent in fiscal 2022 and 26 percent of the balance thereafter.

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

Revenue recognized for the three months ended December 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each period was $68.8 million and $67.2 million, respectively. Revenue recognized for the six months ended December 31, 2020 and 2019 that was included in the deferred revenue balance at the beginning of each period was $120.5 million and $90.9 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $9.2 million and $8.1 million at December 31, 2020 and June 30, 2020, respectively. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended December 31, 2020 and 2019, was $1.2 million and $1.5 million, respectively. Amortization recognized during the six months ended December 31, 2020 and 2019, was $2.5 million and $3.0 million, respectively.

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

Revenues by Category

The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	December 31, 2020			December 31, 2019
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$46,506	$58,744	$105,250	$60,111	$61,622	$121,733
Other	8,950	3,648	12,598	8,204	5,563	13,767
Total Americas	55,456	62,392	117,848	68,315	67,185	135,500
EMEA	69,602	34,220	103,822	64,717	44,257	108,974
APAC	2,793	17,665	20,458	6,007	16,991	22,998
Total net revenues	$127,851	$114,277	$242,128	$139,039	$128,433	$267,472

	Six Months Ended
	December 31, 2020			December 31, 2019
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$107,176	$116,091	$223,267	$130,089	$123,967	$254,056
Other	17,191	7,738	24,929	12,219	10,562	22,781
Total Americas	124,367	123,829	248,196	142,308	134,529	276,837
EMEA	117,131	67,796	184,927	123,846	73,891	197,737
APAC	7,844	36,963	44,807	15,120	33,284	48,404
Total net revenues	$249,342	$228,588	$477,930	$281,274	$241,704	$522,978

For the three months ended December 31, 2020 the Company reflected 11% of its revenues from the Netherlands and 11% of its revenues from Germany. For the six months ended December 31, 2020 the Company reflected 10% of its revenues from the Netherlands and 10% of its revenue from Germany. No other foreign country accounted for 10% or more of revenue for the three and six months ended December 31, 2020 or 2019.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Tech Data Corporation	21%	14%	24%	15%
Jenne Corporation	11%	18%	13%	16%
Westcon Group Inc.	19%	15%	16%	13%

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	December 31, 2020	June 30, 2020
Tech Data Corporation	20%	23%
Jenne Corporation	16%	25%
Westcon Group Inc.	18%	*
* Less than 10% of accounts receivable.

4.	Business Combination

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

The Acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Aerohive were recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets.  Of the total purchase consideration, $192.6 million was allocated to goodwill, $52.5 million to identifiable intangible assets and the remainder to net tangible assets assumed.  All valuations were finalized as of June 30, 2020.

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

The unaudited pro forma financial information for the three and six months ended December 31, 2019 combines the historical results for Extreme for such periods assuming the transaction closed on July 1, 2019, which include the results of Aerohive subsequent to the Acquisition Date, and Aerohive’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 31, 2019	December 31, 2019
Net revenues	$268,367	$536,045
Net loss	$(5,031)	$(28,847)
Net loss per share - basic and diluted	$(0.04)	$(0.24)
Shares used in per share calculation - basic and diluted	119,555	119,891

5.	Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	December 31, 2020	June 30, 2020
Finished goods	$43,212	$52,879
Raw materials	6,618	9,710
Total Inventories	$49,830	$62,589

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31, 2020	June 30, 2020
Computers and equipment	$75,882	$73,244
Purchased software	38,177	34,015
Office equipment, furniture and fixtures	10,779	10,639
Leasehold improvements	53,421	52,317
Total property and equipment	178,259	170,215
Less: accumulated depreciation and amortization	(122,285)	(111,402)
Property and equipment, net	$55,974	$58,813

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Balance beginning of period	$13,484	$15,988	$14,035	$14,779
Warranties assumed due to acquisitions	—	—	—	570
New warranties issued	3,056	5,539	6,135	11,461
Warranty expenditures	(3,467)	(5,318)	(7,097)	(10,601)
Balance end of period	$13,073	$16,209	$13,073	$16,209

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020 (in thousands).

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$127	$—	$127
Total assets measured at fair value	$—	$127	$—	$127
Liabilities
Foreign currency derivatives	$—	$22	$—	$22
Interest rate swaps	—	1,676	—	1,676
Acquisition-related contingent consideration obligations	—	—	1,168	1,168
Total liabilities measured at fair value	$—	$1,698	$1,168	$2,866

June 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$8	$—	$8
Interest rate swaps	—	1,769	—	1,769
Acquisition-related contingent consideration obligations	—	—	2,167	2,167
Total liabilities measured at fair value	$—	$1,777	$2,167	$3,944

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

As of December 31, 2020 and June 30, 2020, the Company had foreign exchange forward contracts with notional principal amount of $22.7 million and $4.0 million, respectively. For the three and six months ended December 31, 2020, there were unrealized gains of $0.1 million and $0.1 million, respectively. For the three and six months ended December 31, 2020, there were realized gains of $0.3 million and $0.4 million, respectively. There were no foreign exchange forward contracts or related gains or losses for the three and six months ended December 31, 2019. These contracts have maturities of less than 40 days. Changes in the fair value of these foreign exchange forward contracts are included in other expense, net. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of December 31, 2020 and as of June 30, 2020, the Company had interest rate swap contracts with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive loss. As of December 31, 2020 and as of June 30, 2020, these contracts had an unrealized loss of $1.7 million and $1.8 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as defined below) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Since the interest rate is variable in the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $356.3 million and $420.8 million as of December 31, 2020, and June 30, 2020, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At December 31, 2020 and June 30, 2020, the Company reflected one liability measured at fair value of $1.2 million and $2.2 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

	Six Months Ended	Six Months Ended
	December 31, 2020	December 31, 2019
Beginning balance	2,167	6,298
Payments	(1,021)	(2,206)
Accretion on discount	22	60
Ending balance	$1,168	$4,152

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended December 31, 2020 and 2019. There were no impairments recorded for the three and six months ended December 31, 2020 and 2019.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

7.	Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2020
Developed technology	2.1 years	$156,100	$117,034	$39,066
Customer relationships	4.8 years	63,039	52,077	10,962
Backlog	— years	400	400	—
Trade names	1.0 years	10,700	9,407	1,293
License agreements	5.9 years	2,445	2,018	427
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$182,318	$51,748

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2020
Developed technology	2.4 years	$156,100	$103,806	$52,294
Customer relationships	4.8 years	63,039	49,598	13,441
Backlog	— years	400	400	—
Trade names	1.4 years	10,700	8,554	2,146
License agreements	5.8 years	2,445	1,932	513
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$165,672	$68,394

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Amortization in “Cost of revenues: Product and Service and subscription”	$6,649	$6,970	$13,348	$13,465
Amortization of intangibles in "Operations"	1,506	2,377	3,298	4,307
Total amortization expense	$8,155	$9,347	$16,646	$17,772

The amortization expense that is recognized in “Cost of revenues: Product and Service and subscription” is comprised of amortization for developed technology, license agreements and other intangibles.
8.	Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2020	June 30, 2020
Current portion of long-term debt:
Term Loan	$21,375	$19,000
Less: unamortized debt issuance costs	(2,463)	(2,484)
Current portion of long-term debt	$18,912	$16,516

Long-term debt, less current portion:
Term Loan	$334,875	$346,750
Revolving Facility	—	55,000
Less: unamortized debt issuance costs	(5,934)	(7,165)
Total long-term debt, less current portion	328,941	394,585
Total debt	$347,853	$411,101

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

On November 3, 2020, The Company and its lenders entered into the Third Amendment to increase the sublimit for letters of credit to $20.0 million. On December 8, 2020, the Company and its lenders entered into the fourth amendment to the 2019 Credit Agreement (the “Fourth Amendment”), to waive and amend certain terms and financial covenants within the 2019 Credit Agreement through March 31, 2021.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with the 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments, and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility. The interest rate as of December 31, 2020 was 4.65%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.8 million and $0.7 million for the three months ended December 31, 2020 and 2019, and totaled $1.5 million and $1.1 million for the six months ended December 31, 2020 and 2019.

During the six months ended December 31, 2020, the Company repaid $55.0 million against its 2019 Revolving Facility’s outstanding balance of $55.0 million and has no remaining outstanding balance at December 31, 2020.   The Company has $55.0 million of availability under the 2019 Revolving Facility as of December 31, 2020.

The Company had $8.8 million of outstanding letters of credit as of December 31, 2020.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2020, the Company had commitments to purchase $38.0 million of inventory and other services.

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

All currency conversions in this Legal Proceedings section are as of December 31, 2020.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. In 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (“IPR”) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents. The PTAB previously invalidated all asserted claims of the ’296 patent and ’728 patent and has found the challenged claims of the ’231 patent not invalid in view of the prior art asserted in the IPR instituted against that patent. The Federal Circuit Court ruled for XR on November 25, 2020 in Cisco’s appeal of the ‘231 PTAB decision, and a status conference has been set for February 22, 2021. The Company believes the claims are without merit and intends to defend them vigorously.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges direct and indirect infringement of the German portion of European Patent EP 1 958 364 B1 (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that equipped with the ExtremeXOS operating system. Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company. The matter is proceeding through the appellate process, pursuant to the appeal filed by Orckit on March 13, 2020.

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of European Patent EP 3 068 077 B1 (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, and the Court issued an infringement decision against the Company and granted to Orckit the right to enforce an injunction against the Company. The Company filed a notice of appeal on November 12, 2020 and the matter is proceeding through the appellate process.

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019. Both cases were filed in the Federal Patent Court in Munich and seek to invalidate the asserted patents. Both nullity actions are proceeding.

The Company believes that all claims in both cases filed by Orckit are without merit and intends to defend them vigorously.

Shenzhen Dunjun Technology Ltd. v. Aerohive Networks (Hangzhou) Ltd.; Aerohive Networks, Inc.; and Yunqing Information Technology (Shenzhen) Ltd.

On June 20, 2019, Shenzhen Dunjun Technology Ltd. filed a patent infringement lawsuit against Aerohive Networks, Inc. (“Aerohive”), a Chinese subsidiary of the Company, and Yunqing Information Technology (Shenzhen) Ltd. in the Shenzhen Intermediate People’s Court in China.  The lawsuit alleges infringement of a Chinese patent and seeks damages of RMB 10.0 million (USD $1.5 million). A first and second hearing in the trial were held and the Court subsequently ordered the parties to retain a third-party appraisal center to analyze and report to the Court on various technical aspects of the case and has set out the scope of the appraisal.  The appraisal has not been conducted yet, and the Court has not issued a decision.  The Company believes that the claims are without merit and intends to defend them vigorously.

DataCloud Technologies, LLC. v. Extreme Networks, Inc.

On June 5, 2020, DataCloud Technologies, LLC (“DataCloud”) filed a patent infringement lawsuit against the Company in the District of Delaware. The lawsuit alleges direct infringement of four U.S. patents. DataCloud seeks injunctive relief, monetary damages, interest, and attorneys’ fees. DataCloud amended the complaint on November 13, 2020, asserting claims of direct, induced, and willful infringement of four new patents, and has petitioned to file a second amended complaint by February 12, 2021. Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

American Patents LLC v. Extreme Networks, Inc.

On August 14, 2020, American Patents LLC filed a patent infringement lawsuit against the Company in the Western District of Texas. The complaint alleged direct and indirect infringement of certain U.S. patents and seeks injunctive relief, unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The parties have settled the case for a non-material amount, and the case was dismissed on November 16, 2020.

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

Hanger Solutions, LLC v. Extreme Networks, Inc.

On January 14, 2021, Hanger Solutions, LLC (“Hanger”) filed a patent infringement lawsuit against the Company in the District of Delaware. The complaint alleges infringement of three U.S. patents. Given the uncertainty of litigation and the preliminary stage of the case, Extreme cannot estimate at this time the possible loss or range of loss that may result from this action.

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

The Company’s Board of Directors (the “Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of shares of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. Each year since 2013 the Board and stockholders have approved an amendment providing for a one-year extension of the term of the Restated Rights Plan.  The Board unanimously approved an amendment to the Restated Rights Plan on May 8, 2020, to extend the Restated Rights Plan through May 31, 2021, which was ratified by the stockholders of the Company at the annual meeting of stockholders on November 5, 2020.

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

There were no shares repurchased during the three and six months ended December 31, 2020.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	December 31, 2020	June 30, 2020
2013 Equity Incentive Plan shares available for grant	6,149	13,118
Employee stock options and awards outstanding	12,478	10,396
2014 Employee Stock Purchase Plan	5,913	7,364
Total shares reserved for issuance	24,540	30,878

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cost of product revenues	$314	$402	$572	$652
Cost of service and subscription revenues	439	505	811	852
Research and development	2,694	3,260	4,966	5,695
Sales and marketing	3,239	3,511	5,886	7,230
General and administrative	3,409	2,801	6,162	4,884
Integration costs	—	479	—	479
Total share-based compensation expense	$10,095	$10,958	$18,397	$19,792

Stock Options

The following table summarizes stock option activity for the six months ended December 31, 2020 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	2,922	$4.95	3.09	$1,688
Granted	—	—
Exercised	(19)	4.39
Cancelled	(600)	5.30
Options outstanding at December 31, 2020	2,303	$4.87	3.33	$4,653
Vested and expected to vest at December 31, 2020	2,303	$4.87	3.33	$4,653
Exercisable at December 31, 2020	1,262	$3.50	1.89	$4,274

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the six months ended December 31, 2020. The average fair value of the stock options granted during the six months ended December 31, 2019 was $3.52.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board. Stock awards generally provide for the issuance of restricted stock units (“RSUs”) including performance or market-condition RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria or market conditions. The Company recognizes compensation expense on the awards over the vesting period based on the awards’ fair value as of the date of grant.  The Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the six months ended December 31, 2020 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2020	7,474	$6.83
Granted	5,703	4.70
Released	(2,342)	7.24
Cancelled	(660)	9.37
Non-vested stock awards outstanding at December 31, 2020	10,175	$5.37	$70,104
Vested and expected to vest at December 31, 2020	9,709	$5.32	$66,864

The RSU's granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company. The stock awards granted during the six months ended December 31, 2020 included 1.6 million RSUs including the market condition awards discussed below to named executive officers and directors.

Fiscal 2021 Awards

On July 27, 2020, the Compensation Committee of the Board granted 0.5 million RSUs with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods from August 15, 2020 through August 15, 2023, subject to the grantees’ continued service through the certification of performance.

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

Fiscal 2018 and 2019 Awards

During fiscal 2019 and 2018, the Company approved the grant of 0.6 million shares underlying stock awards each year in the form of restricted stock units with certain performance conditions (“PSUs”) to named executive officers and other vice president level employees. These PSUs would vest once the Company’s U.S. GAAP earnings aggregates at least $0.09 per share over two consecutive quarters exclusive of the PSU related share-based compensation expense (the “Performance Thresholds”). Upon satisfying the Performance Thresholds, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter will vest on the same schedule as the RSUs, subject to continued service to the Company.  If the Performance Thresholds are not met by the third anniversary of the grant date for each award, that award is canceled. The PSUs issued in fiscal 2018 expired and were cancelled during the three and six months ended December 31, 2020 without the achievement of the Performance Thresholds.  During the three and six months ended December 31, 2020 and 2019 the Performance Thresholds for outstanding performance PSUs issued in fiscal 2019 were not deemed probable to be achieved, and as such, no compensation expense was recorded in either reporting period.

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

There were 1.5 million and 1.2 million shares issued under the ESPP during the six months ended December 31, 2020 and 2019, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Six Months Ended
	December 31, 2020	December 31, 2019
Expected life	0.5 years	0.5 years
Risk-free interest rate	0.12%	1.85%
Volatility	119%	43%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares issued under the ESPP during the six months ended December 31, 2020 and 2019 was $2.23 and $2.02, respectively.
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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	December 31, 2020	June 30, 2020
Americas	$161,396	$177,443
EMEA	33,052	39,477
APAC	16,932	16,802
Total long-lived assets	$211,380	$233,722

13.	Derivatives and Hedging

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt.  As of December 31, 2020, the total notional amount of these interest rate swaps was $200.0 million and had maturity dates through April 2023. As of December 31, 2020, these contracts had an unrealized loss of $1.7 million which is recorded in “Accumulated other comprehensive loss” with the associated liability in “Other accrued liabilities” in the condensed consolidated balance sheets and other financial statements. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. The Company did not have any interest rate swaps as of or for the six months ended December 31, 2019. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive loss related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $1.0 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Unrealized gains recorded in the condensed consolidated statement of operations from these transactions during the three and six months ended December 31, 2020 were $0.1 million and $0.1 million, respectively. Realized gains and losses recorded in the condensed consolidated statement of operations from these transactions during the three and six months ended December 31, 2020 were $0.3 million and $0.4 million, respectively. There were no related gains and losses for the six months ended December 31, 2019 as the Company did not have any foreign exchange forward contracts at December 31, 2019.

As of December 31, 2020, foreign exchange forward contracts had a notional principal amount of $22.7 million. These contracts have maturities of less than 40 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

The Company recognized total foreign currency losses of $1.3 million and $0.8 million for the three months ended December 31, 2020 and 2019, respectively related to the change in fair value of foreign currency denominated assets and liabilities. The Company recognized total foreign currency losses of $2.4 million and $0.2 million for the six months ended December 31, 2020 and 2019, respectively related to the change in fair value of foreign currency denominated assets and liabilities.

14.	Restructuring Charges, Net of Reversals, Impairment, and Related Charges.

The Company recorded $0.7 million and $1.7 million of restructuring charges, net of reversals and impairments during the three and six months ended December 31, 2020, respectively. Total restructuring charges included severance, benefits, and equipment relocation charges of $0.4 million and $1.1 million, as well as facility related charges of $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively. Severance and benefit restructuring charges consisted primarily of additional employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company is relocating certain of its lab test equipment to third-party consulting companies. The Company has incurred $9.2 million of charges under the 2020 Plan through December 31, 2020. The Company expects to incur additional equipment related relocation expenses of $0.8 million and expects to substantially complete these activities by the first half of fiscal 2022. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

The Company recorded $6.6 million and $12.8 million of restructuring charges, net of reversals and impairment during the three and six months ended December 31, 2019, respectively. The charges included $3.9 million and $7.9 million, respectively, for the impairment of right-of-use assets related to facilities which the Company has exited, and $2.7 million and $4.9 million, respectively for and employee severance and benefit expenses incurred under the Company’s restructuring plans initiated in prior years which were completed as of the end of fiscal 2020.

Restructuring liabilities related to severance, benefits, and equipment relocation obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. The following table summarizes the activity related to the severance, benefits, and equipment relocation liabilities during the three and six months ended December 31, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	Severance and Other		Severance and Other

Balance at beginning of period	$302	$2,137	$2,219	$3,559
Period charges	475	3,284	1,247	5,879
Period reversals	(78)	(596)	(128)	(1,005)
Period payments	(518)	(3,957)	(3,157)	(7,565)
Balance at end of period	$181	$868	$181	$868

15.	Income Taxes

For the three months ended December 31, 2020 and 2019, the Company recorded an income tax provision of $1.8 million and $1.8 million, respectively. For the six months ended December 31, 2020 and 2019, the Company recorded an income tax provision of $3.1 and $3.4 million, respectively.

The income tax provisions for the three and six months ended December 31, 2020 and 2019, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade, and (4) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”). The interim income tax provisions for the three and six months ended December 30, 2020 and 2019 were calculated using the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.”  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

On December 27,2020 the Consolidated Appropriations Act (“CAA”), 2021 was signed into law in the United States.  Along with providing funding for normal government operations, the bill provides for additional COVID-19 focused relief in part, in the form of modification and extension of certain CARES Act provisions (discussed below) as well as modification and extension of other traditional tax provisions.  The Company has reviewed the provisions of the CAA and has determined there is no material impact on the Company’s current or deferred tax position.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in the United States.  The CARES Act, among other things, includes modifications to net operating loss carryforward provisions and the net interest expense deduction, and deferment of employer social security tax payments.  The Company has evaluated the provisions of the CARES Act and how certain elections may impact its financial position and results of operations, and determined the enactment of the CARES Act did not have a material impact to the Company’s income tax provision for the three and six months ended December 31, 2020, or to the Company’s net deferred tax assets as of December 31, 2020.

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

On August 9, 2019, the Company completed its acquisition of Aerohive.  This acquisition was treated as a non-taxable stock acquisition and, therefore, Extreme Networks will have carryover tax basis in the assets and liabilities acquired. During the fourth quarter of fiscal 2020 following the acquisition of Aerohive, the Company realigned the Aerohive related non U.S. intellectual property rights to correspond with the Company’s global operating model.  This transaction resulted in recognition of a $75.0 million U.S. tax gain which was fully consumed by existing NOLs and the intangibles transferred are being amortized over 10 years for Irish statutory purposes.

The Company had $24.2 million of unrecognized tax benefits as of December 31, 2020.  If fully recognized in the future, $0.5 million would impact the effective tax rate and $23.7 million, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive income per share is calculated by dividing net income by the weighted average number of shares of common stock used in the basic net loss per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net loss per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net loss	$(3,050)	$(23,538)	$(11,862)	$(61,276)
Weighted-average shares used in per share calculation - basic and diluted	123,264	119,555	122,485	119,891

Net loss per share - basic and diluted	$(0.02)	$(0.20)	$(0.10)	$(0.51)

The following securities were excluded from the computation of net loss per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Options to purchase common stock	2,156	3,177	2,345	3,037
Restricted stock units	9,553	10,378	9,003	9,862
Employee Stock Purchase Plan shares	1,324	1,500	1,040	1,500
Total shares excluded	13,033	15,055	12,388	14,399

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the second quarter ended December 31, 2020, our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme is a leader in providing cloud-driven networking solutions for enterprise, data center, and service provider customers. Providing a combined end-to-end solution from the Internet of Things (“IoT”) edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment as well as designs and develops a leading cloud networking platform and application portfolio using cloud management, machine learning, and artificial intelligence to deliver network policy, analytics, security, and access controls. Extreme cloud-driven technologies provide flexibility and scalability in deployment, management, and licensing of networks globally, and the global cloud footprint provides service to over 50,000 customers and over 10 million daily users across the world including some of the world's leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, and manufacturing. We derive substantially all of our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Key elements of our strategy and differentiation include:

•

Creating effortless networking solutions that allow all of us to advance. We believe that progress is achieved when we connect—allowing us to learn, understand, create, and grow. We make connecting simple and easy with effortless networking experiences that enable all of us to advance how we live, work and share.

•

Provide a differentiated end-to-end cloud architecture.  Cloud networking is projected to be the fastest growing segment of the networking industry and technologies have evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by machine learning (“ML”) and artificial intelligence (“AI”) that spans from the IoT edge to the enterprise data center. Key characteristics of our cloud architecture include:

o	A robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the core.
o	Cloud Choice for customers: solution available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure)
o	Unlimited Network Data plans for the length of the cloud subscription to improve an organization’s ability to make smarter, more effective business decisions.
o

Consumption Flexibility: offer a range of financing and network purchase options. Our value-based subscription tiers (Connect, Pilot, etc.) provide customers with flexibility to grow as they go, as well as offer pool-able and portable licenses that can be transferred between products (AP’s, switches etc.) at one fixed price.

o	“No 9’s” Reliability and Resiliency to ensure business continuity for our customers
o	Zero-Trust Security and Privacy (ISO 27001 Security Certified)
•

Enable a common fabric to simplify and automate the network.  Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be turned up faster, with lower likelihood of error.  They make the underlying network much easier to design, implement, manage and troubleshoot.

•

End to End Portfolio. Our cloud-driven solutions provide visibility, control and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points, Wireless Local Area Network (“WLAN”) controllers, routers, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed and controlled from a single pane of glass on premises or from the cloud.

•

Offer customers choice: cloud or on-premises. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need it and also have a solution for those that want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what’s going on across the network and applications in real time – who, when, and what is connected to the network, which is critical for bring your own device (“BYOD”) and IoT usage.

•

Provide high-quality “in-house” customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs to the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-days-a-year real-time responsive support.

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

•

Offer a superior quality of experience. Our network-powered application analytics provide actionable business insights by capturing and analyzing context-based data about the network and applications to deliver meaningful intelligence about applications, users, locations and devices. With an easy to comprehend dashboard, our applications help businesses turn their network into a strategic business asset that helps executives make faster and more effective decisions.

•

Expand market penetration by targeting high-growth market segments.  Within the Campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth.  Our Data Center approach leverages our product portfolio to address the needs of public and private Cloud Data Center providers. We believe that cloud networking compound annual growth rate will continue to outpace the compound annual growth rate for on-premises managed networking. Our focus is on expanding our technology foothold in the critical cloud networking segment to accelerate not only cloud management adoption, but also subscription-based licensing (SaaS) consumption.

•

Leverage and expand multiple distribution channels. We distribute our products through select distributors, a large number of resellers and system-integrators worldwide, as well as several large strategic partners. We maintain a field sales force to support our channel partners and to sell directly to certain strategic accounts. As an independent networking vendor, we seek to provide products that, when combined with the offerings of our channel partners, create compelling solutions for end-user customers.

•

Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to both, provide increased and enhanced routes to market, and collaboratively develop unique solutions.

Key Financial Metrics

During the second quarter of fiscal 2021, we achieved the following results:

•	Net revenues of $242.1 million compared to $267.5 million in the second quarter of fiscal 2020.

•	Product revenues of $165.8 million compared to $190.5 million in the second quarter of fiscal 2020.
•	Service and subscription revenues of $76.3 million compared to $77.0 million in the second quarter of fiscal 2020.
•	Total gross margin of 57.9% of net revenues compared to 55.6% of net revenues in the second quarter of fiscal 2020.
•	Operating income of $5.7 million compared to operating loss of $15.2 million in the second quarter of fiscal 2020.
•	Net loss of $3.1 million compared to net loss of $23.5 million in the second quarter of fiscal 2020.

During the first six months of fiscal 2021, we reflected the following results:

•	Cash flows provided by operating activities of $62.8 million compared to $21.9 million in the six months ended December 31, 2019.
•	Cash of $184.0 million as of December 31, 2020 compared to $193.9 million as of June 30, 2020.

Events relating to COVID-19

A novel strain of coronavirus emerged in December 2019. This coronavirus, now known as COVID-19, spread around the world and resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns and was declared a pandemic in March 2020. COVID-19 has had and we expect will continue to have an adverse effect on our results of operations due to supply chain disruptions and reduced demand for our products. Because of this, we realigned our operations and recorded severance and benefits charges of $5.8 million during the third quarter of our fiscal 2020. Although we expect to reduce research and development and sales and marketing costs for the year ended June 30, 2021 compared to the year ended June 30, 2020, given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, we cannot further reasonably estimate the impact of the COVID-19 pandemic on our future results of operations or financial position. See also Part II, Item 1A – Risk Factors.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2020	December 31, 2019	$ Change	% Change	December 31, 2020	December 31, 2019	$ Change	% Change
Net revenues:
Product	$165,845	$190,492	$(24,647)	(12.9)%	$327,241	$375,626	$(48,385)	(12.9)%
Percentage of net revenues	68.5%	71.2%			68.5%	71.8%
Service and subscription	76,283	76,980	(697)	(0.9)%	150,689	147,352	3,337	2.3%
Percentage of net revenues	31.5%	28.8%			31.5%	28.2%
Total net revenues	$242,128	$267,472	$(25,344)	(9.5)%	$477,930	$522,978	$(45,048)	(8.6)%

Product revenues decreased $24.6 million or 12.9% for the three months ended December 31, 2020, as compared to the corresponding period of fiscal 2020. Product revenues decreased $48.4 million or 12.9% for the six months ended December 31, 2020, as compared to the corresponding period of fiscal 2020. The product revenues decline was primarily due to the continued impact of the global outbreak of COVID-19 across all geographies.

Service and subscription revenues decreased $0.7 million, or 0.9% for the three months ended December 31, 2020 as compared to the corresponding period in fiscal 2020. Service and subscription revenues increased $3.3 million, or 2.3% for the six months ended December 31, 2020 as compared to the corresponding period in fiscal 2020. The decrease in services and subscription revenue for the three months ended December 31, 2020 was primarily due to the continued impact of the global outbreak of COVID-19 across all geographies, partially offset by increased subscription revenue.  The increase in service and subscription revenues for the six months ended December 31, 2020 was primarily due to growth in subscription revenues.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2020	December 31, 2019	$ Change	% Change	December 31, 2020	December 31, 2019	$ Change	% Change
Gross profit:
Product	$91,840	$99,105	$(7,265)	(7.3)%	$179,841	$192,848	$(13,007)	(6.7)%
Percentage of product revenues	55.4%	52.0%			55.0%	51.3%
Service and subscription	48,352	49,566	(1,214)	(2.4)%	95,369	93,066	2,303	2.5%
Percentage of service and subscription revenues	63.4%	64.4%			63.3%	63.2%
Total gross profit	$140,192	$148,671	$(8,479)	(5.7)%	$275,210	$285,914	$(10,704)	(3.7)%
Percentage of net revenues	57.9%	55.6%			57.6%	54.7%

Product gross profit decreased $7.3 million or 7.3% for the three months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The decrease in product gross profit was primarily due to lower revenues. This was partially offset by lower distribution charges of $2.3 million, which were mainly due to decreased tariffs, lower expensing of the fair value step-up of inventories acquired from Aerohive of $3.4 million, lower warranty costs of $2.5 million and more favorable manufacturing costs due to cost reduction efforts including a reduction in product costs.

Product gross profit decreased $13.0 million or 6.7% for the six months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The decrease in product gross profit was primarily due to lower revenues. This was partially offset by lower excess and obsolete inventory charges of $3.8 million, lower expensing of the fair value step-up of inventories acquired from Aerohive of $7.3 million, lower warranty costs of $5.4 million and more favorable manufacturing costs due to cost reduction efforts including a reduction in product costs.

Service and subscription gross profit decreased $1.2 million or 2.4% for the three months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The decrease was primarily due to lower service and subscription revenues and increased cloud service costs and higher personnel costs, partially offset by reduced return costs.

Service and subscription gross profit increased $2.3 million or 2.5% for six months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher service and subscription revenues and reduced return costs, partially offset by higher personnel costs and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2020	December 31, 2019	$ Change	% Change	December 31, 2020	December 31, 2019	$ Change	% Change
Research and development	$49,186	$55,380	$(6,194)	(11.2)%	$98,710	$114,496	$(15,786)	(13.8)%
Sales and marketing	66,732	75,436	(8,704)	(11.5)%	131,057	146,793	(15,736)	(10.7)%
General and administrative	16,360	15,098	1,262	8.4%	32,821	30,080	2,741	9.1%
Acquisition and integration costs	—	8,994	(8,994)	(100.0)%	1,975	24,919	(22,944)	(92.1)%
Restructuring and related charges, net of reversals	695	6,622	(5,927)	(89.5)%	1,696	12,759	(11,063)	(86.7)%
Amortization of intangibles	1,506	2,377	(871)	(36.6)%	3,298	4,307	(1,009)	(23.4)%
Total operating expenses	$134,479	$163,907	$(29,428)	(18.0)%	$269,557	$333,354	$(63,797)	(19.1)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $6.2 million or 11.2% for the three months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The decrease in research and development expenses was due to a $6.6 million decrease in personnel costs primarily due to lower headcount as a result of the cost reduction actions taken in fiscal 2020, a $1.8 million decrease in facility and information technology costs, a $1.7 million decrease in software licenses and engineering project costs and a $0.3 million decrease in travel and other expenses, partially offset by a $4.2 million increase in professional and contractor fees.

Research and development expenses decreased by $15.8 million or 13.8% for the six months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The decrease in research and development expenses was due to a $16.1 million decrease in personnel costs primarily due to lower headcount as a result of the cost reduction actions taken in fiscal 2020, a $3.0 million decrease in facility and information technology costs, a $2.6 million decrease in software licenses and engineering project costs and a $0.8 million decrease in travel and other expenses, partially offset by a $6.7 million increase in professional and contractor fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $8.7 million or 11.5% for the three months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The decrease in sales and marketing expenses was primarily due to a $1.8 million decrease in personnel costs, a $3.5 million decrease in travel costs due to COVID-19, a $1.2 million decrease in professional and recruiting fees, a $0.8 million decrease in software and equipment related costs and a $1.4 million decrease in other expenses primarily marketing and sales promotions costs.

Sales and marketing expenses decreased by $15.7 million or 10.7% for the six months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The decrease in sales and marketing expenses was primarily due to a $4.0 million decrease in personnel costs, a $6.6 million decrease in travel costs due to COVID-19, a $2.6 million decrease in professional and recruiting fees, a $1.1 million decrease in software and equipment related costs and a $1.4 million decrease in other expenses primarily sales promotions costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $1.3 million or 8.4% for the three months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The increase in general and administrative expenses was primarily due to a $2.1 million increase in personnel costs primarily compensation expenses and a $1.5 million increase in facility and information technology costs, partially offset by a $1.1 million decrease in software and equipment related costs, a $0.6 million decrease in legal and professional fees and a $0.6 million decrease in travel and other expenses.

General and administrative expenses increased by $2.7 million or 9.1% for the six months ended December 31, 2020, as compared to the corresponding period in fiscal 2020. The increase in general and administrative expenses was primarily due to a $3.0 million increase in personnel costs primarily compensation expenses and a $2.1 million increase in facility and information technology costs, partially offset by a $1.0 million decrease in software and equipment related costs, a $0.4 million decrease in legal and professional fees and a $1.0 million decrease in travel and other expenses.

Acquisition and Integration Costs

During the three months ended December 31, 2020, we did not incur any acquisition and integration costs. During the six months ended December 31, 2020 we incurred $2.0 million of acquisition and integration costs. Acquisition and integration costs for the six months ended December 31, 2020 consisted primarily of additional professional fees for system integration and financial services related to the Aerohive acquisition which are now complete.

During the three and six months ended December 31, 2019, we incurred $9.0 million and $24.9 million, respectively of acquisition and integration costs including a $6.8 million compensation charge for certain Aerohive Executives’ stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts. Other acquisition and integration costs consisted primarily of professional fees for financial and legal advisory services and severance charges for Aerohive employees.

Restructuring Charges, Net of Reversals and Impairment

For the three and six months ended December 31, 2020, we recorded restructuring charges of $0.7 million and $1.7 million, respectively.  We continued our cost reduction initiative began in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of $0.4 million and $1.1 million, respectively, related to the 2020 Plan.  In addition, we had facility-related charges of $0.3 million and $0.6 million, respectively, related to our previously impaired facilities.

For the three months ended December 31, 2019, we recorded restructuring charges of $6.6 million. The charges consisted primarily of excess facility charges of $3.9 million for impairment of right-of-use assets related mainly to our Milpitas, California facilities.  Additionally, we continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and we recorded severance and benefits charges of $2.7 million. For the six months ended December 31, 2019, we recorded restructuring charges of $12.8 million. The charges consisted primarily of excess facility charges of $7.9 million for impairment of right-of-use assets related to our Milpitas California, South San Jose California, and Salem, New Hampshire facilities.  Additionally, we continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and we recorded severance and benefits charges of $4.9 million.

Amortization of Intangibles

During the three months ended December 31, 2020 and 2019, we recorded $1.5 million and $2.4 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The decrease was primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

During the six months ended December 31, 2020 and 2019, we recorded $3.3 million and $4.3 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The decrease was primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized, partially offset by an increase from full period amortization of acquired intangibles from the Aerohive acquisition.

Interest Expense

During the three months ended December 31, 2020 and 2019, we recorded $6.1 million and $6.2 million, respectively, in interest expense.  The decreases in interest expense were primarily driven by lower average loan balances for the three months ended December 31, 2020 under our 2019 Credit Agreement.

During the six months ended December 31, 2020 and 2019, we recorded $12.7 million and $11.4 million, respectively, in interest expense. The increases in interest expense were primarily driven by higher average loan balances for the six months ended December 31, 2020 under our 2019 Credit Agreement.

Other Expense, Net

During the three months ended December 31, 2020 and 2019, we recorded other expense, net of $1.0 million and $0.7 million, respectively. During the six months ended December 31, 2020 and 2019, we recorded other expense, net of $1.8 million and $0.2 million, respectively. The changes for the three and six months ended December 31, 2020 was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2020 and 2019, we recorded an income tax provision of $1.8 million and $1.8 million, respectively.  For the six months ended December 31, 2020 and 2019, we recorded an income tax provision of $3.1 million and $3.4 million, respectively.

The income tax provisions for the three and six months ended December 31, 2020 and 2019 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business, and (4) state taxes in jurisdictions where we have no remaining state net operating losses.

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

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	December 31, 2020	June 30, 2020
Cash	$183,969	$193,872

As of December 31, 2020, our principal sources of liquidity consisted of cash of $184.0 million and accounts receivable, net of $128.2 million, and available borrowings under our five-year 2019 Revolving Facility of $55.0 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $184.0 million of cash at December 31, 2020, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. There were no repurchases in the three and six months ended December 31, 2020.

In connection with the acquisition of Aerohive as discussed in Note 4 of the accompanying condensed consolidated financial statements, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (“2019 Revolving Facility”).  In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests.  On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

On April 8, 2020, we entered into the First Amendment to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, we entered into the Second Amendment which supersedes the First Amendment and provides certain revised terms and financial covenants effective through March 31, 2021. Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement will resume in effect. The Second Amendment requires us to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021.  Under the terms of the Second Amendment, we are not permitted to exceed $55.0 million in our outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate will be 4.5% and we are restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until we are in compliance with the original covenants of the 2019 Credit Agreement. On November 3, 2020, we and our lenders entered into the Third Amendment to increase the sublimit for letters of credit to $20.0 million. On December 8, 2020, the Company and its lenders entered into the Fourth amendment to waive and amend certain terms and financial covenants within the 2019 Credit Agreement through March 31, 2021. We expect to be in compliance with the original terms of the 2019 Credit Agreement prior to June 30, 2021.

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

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Six Months Ended
	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$62,771	$21,911
Net cash used in investing activities	(8,039)	(183,647)
Net cash (used in) provided by financing activities	(65,237)	132,736
Foreign currency effect on cash	602	(193)
Net decrease in cash	$(9,903)	$(29,193)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2020, were $62.8 million, including our net loss of $11.9 million and non-cash expenses of $61.7 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and imputed interest.  Other sources of cash for the period included a decrease in inventory and increases in accounts payable, accrued compensation, and deferred revenues. This was partially offset by decreases in other current and long-term liabilities and operating lease liabilities and increases in accounts receivables and prepaid expenses and other current assets.

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

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2020 were $8.0 million for the purchases of property and equipment.

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

Net Cash Provided by (Used in) Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2020 were $65.2 million due primarily to debt repayments of $64.5 million, payment of contingent consideration of $1.0 million, and $2.0 million for deferred payments on acquisitions. This was partially offset by $2.3 million of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (our “ESPP”), exercise of stock options, net of taxes paid on vested, and released stock awards.

Cash flows provided by financing activities in the six months ended December 31, 2019 were $132.7 million due primarily to additional borrowings of $199.5 million under our 2019 Credit Agreement to partially fund our acquisition of Aerohive, $2.9 million of proceeds from the issuance of shares of our common stock under our ESPP, the exercise of stock options and net of taxes paid on vested and released stock awards. This was partially offset by debt repayments of $25.0 million, assumed from the Aerohive acquisition, payment of loan fees of $10.5 million, contingent consideration of $2.0 million, and $2.2 million for deferred payments on acquisitions.  Cash flows provided by financing activities for the period also included repurchasing of our common shares valued at $25.2 million executed through an accelerated share repurchase program. In addition, related to this transaction, there was an equity forward contract related to the Company’s stock of $4.8 million.

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in the six months ended December 31, 2020 and 2019, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$356,250	$21,375	$68,875	$266,000	$—
Interest on debt obligations	54,651	17,218	29,764	7,669	—
Unconditional purchase obligations	38,015	38,015	—	—	—
Contractual commitments	85,383	20,367	34,858	17,233	12,925
Lease payments on operating leases	66,852	21,442	29,666	9,708	6,036
Deferred payments for an acquisition	9,000	4,000	5,000	—	—
Contingent consideration for an acquisition	1,168	925	243	—	—
Other liabilities	956	265	529	162	—
Total contractual cash obligations	$612,275	$123,607	$168,935	$300,772	$18,961

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

We did not have any material commitments for capital expenditures as of December 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, of the notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q.  At December 31, 2020, we had $356.3 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended December 31, 2020, the average daily outstanding amount was $380.8 million with a high of $396.0 million and a low of $356.3 million.

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

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2020, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of December 31, 2020, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding debt	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	As of December 31, 2020	100 bps	50 bps
Debt	$(3,808)	$(1,904)	$380,785	$3,808	$1,904
Interest Rate Swaps	2,000	1,000	(200,000)	(2,000)	(1,000)
Net	$(1,808)	$(904)		$1,808	$904

*	Underlying interest rate was 4.65% as of December 31, 2020.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as “Other expense, net”. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of December 31, 2020, foreign exchange forward contracts had a notional principal amount of $22.7 million. Unrealized gains recorded in the condensed consolidated statement of operations from these transactions during the three and six months ended December 31, 2020 were $0.1 million and $0.1 million, respectively. Realized gains and losses recorded in the condensed consolidated statement of operations from these transactions during the three and six months ended December 31, 2020 were $0.3 million and $0.4 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At December 31, 2019, we did not have any forward foreign currency contracts outstanding.

Foreign currency transaction gains and losses from operations was a loss of $1.3 million and a loss of $0.8 million for the three months ended December 31, 2020 and 2019, respectively. Foreign currency transaction gains and losses from operations was a loss of $2.4 million and a loss of $0.2 million for the six months ended December 31, 2020 and 2019, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three and six months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2020, and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2020 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, other than as described in the updated risk factors provided below.

The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.

A novel strain of coronavirus emerged in December 2019. This coronavirus, known as COVID-19, has spread around the world and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The spread of COVID-19 continues to have, a material negative impact on our business, financial condition and results of operations. Current and potential impacts include, but are not limited to, the following:

•

the extended closures and slow ramp up of capacity of many factories in China, where our products and the components and subcomponents used in the manufacture of our equipment are manufactured, continue to create supply chain disruptions from time-to-time for Extreme;

•	supply and transportation costs have increased, and may continue to increase, as alternate suppliers are sought;

•	reductions in passenger flights have led to a backlog of freight at airport terminals, causing further disruptions to the supply chain;
•	labor shortages within delivery and other industries due to extended worker absences continue to create further supply chain disruptions;

•	receivables and cash flow may be negatively impacted due to, among other things, supply chain disruptions or delays in customer payments;
•

demand for Extreme’s products and services, including Extreme’s enterprise-scale products, have been and may continue to be reduced due to, among other things, uncertainties in the global economy and financial markets, cancellation or postponement of large gatherings, reduction in office sizes, as well as reduced customer spending;

•	orders or guidance to shut down non-essential businesses and for people to work from home have impacted the ability to ship products to customers and could inhibit sales opportunities; and

•	reductions in earnings could increase our costs of borrowing, reduce our ability to comply with our 2019 Credit agreement covenants or make extensions of credit unavailable to us.

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

We are a multinational company subject to income tax as well as non-income-based taxes in various tax jurisdictions including Ireland, where the Company has an operating company supporting our business in most non-United States jurisdictions.  Significant judgment is required to determine our worldwide provision for income taxes.  In the ordinary course of business, there are many transactions where the ultimate tax determination is uncertain.  Additionally, our calculations of income taxes payable currently and on a deferred basis are based on our interpretation of applicable tax laws in the jurisdictions in which we are required to file tax returns.

The Organization for Economic Co-operation and Development (OECD), an international association of 37 countries including the United States, has proposed changes to numerous long-standing tax principles.  These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes. U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes were effective immediately upon enactment on December 22, 2017, without any transition periods or grandfathering for existing transactions. The legislation continues to be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation.

The Biden Administration has provided some informal guidance on what tax law changes it would support.  Among other things, its proposals would raise the tax rate on both domestic and foreign income and impose a new alternative minimum tax on book income.  If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate.

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

In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store sensitive or classified information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks and/or cloud-based services on an ongoing basis. Despite our security measures, our supply chain, information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. In addition, as a provider of products and services to governments, our products and services may be the targets of cyber-attacks that attempt to sabotage or otherwise disable them, or our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Any such breach could compromise our products, networks or cloud-based services, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

If an actual or perceived breach of network security occurs in our products, network or in the network of a customer of our networking products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. This could impede our sales, manufacturing, distribution or other critical functions, which could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.45

Third Amendment to the Amended and Restated Credit Agreement dated as of November 3, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.

X

10.46

Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) February 9, 2021