Form 10-Q
period 2021-03-31
EXTREME NETWORKS INC
filed 2021-04-29
CIK 1078271

p262Tejo

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of April 22, 2021, the registrant had 126,059,573 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2021

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash	$203,139	$193,872
Accounts receivable, net of allowance for doubtful accounts of $1,259 and $1,212, respectively	130,558	122,727
Inventories	43,924	62,589
Prepaid expenses and other current assets	43,259	35,019
Total current assets	420,880	414,207
Property and equipment, net	56,116	58,813
Operating lease right-of-use assets, net	41,295	51,274
Intangible assets, net	43,893	68,394
Goodwill	331,159	331,159
Other assets	60,333	55,241
Total assets	$953,676	$979,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,436 and $2,484, respectively	$21,314	$16,516
Accounts payable	57,165	48,439
Accrued compensation and benefits	51,382	50,884
Accrued warranty	12,317	14,035
Current portion of operating lease liabilities	19,176	19,196
Current portion of deferred revenue	195,500	190,226
Other accrued liabilities	58,041	58,525
Total current liabilities	414,895	397,821
Deferred revenue, less current portion	122,919	100,961
Long-term debt, less current portion, net of unamortized debt issuance costs of $5,348 and $7,165, respectively	322,402	394,585
Operating lease liabilities, less current portion	37,504	50,238
Deferred income taxes	2,815	2,334
Other long-term liabilities	18,005	27,751
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 132,508 and 127,114 shares issued, respectively; 125,911 and 120,517 shares outstanding, respectively	133	127
Additional paid-in-capital	1,069,797	1,035,041
Accumulated other comprehensive loss	(3,012)	(6,378)
Accumulated deficit	(988,669)	(980,279)
Treasury stock at cost: 6,597 and 6,597 shares, respectively	(43,113)	(43,113)
Total stockholders’ equity	35,136	5,398
Total liabilities and stockholders’ equity	$953,676	$979,088

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net revenues:
Product	$176,334	$136,547	$503,575	$512,173
Service and subscription	77,066	72,972	227,755	220,324
Total net revenues	253,400	209,519	731,330	732,497
Cost of revenues:
Product	76,442	71,927	223,842	254,705
Service and subscription	28,145	26,257	83,465	80,543
Total cost of revenues	104,587	98,184	307,307	335,248
Gross profit:
Product	99,892	64,620	279,733	257,468
Service and subscription	48,921	46,715	144,290	139,781
Total gross profit	148,813	111,335	424,023	397,249
Operating expenses:
Research and development	48,909	50,577	147,619	165,073
Sales and marketing	70,898	70,132	201,955	216,925
General and administrative	16,023	15,119	48,844	45,199
Acquisition and integration costs	—	5,156	1,975	30,075
Restructuring and related charges, net of reversals	425	6,648	2,121	19,407
Amortization of intangibles	1,406	2,059	4,704	6,366
Total operating expenses	137,661	149,691	407,218	483,045
Operating income (loss)	11,152	(38,356)	16,805	(85,796)
Interest income	81	222	281	1,366
Interest expense	(5,594)	(5,979)	(18,325)	(17,377)
Other income (expense), net	269	1,318	(1,572)	1,128
Income (loss) before income taxes	5,908	(42,795)	(2,811)	(100,679)
Provision for income taxes	2,436	1,557	5,579	4,949
Net income (loss)	$3,472	$(44,352)	$(8,390)	$(105,628)

Basic and diluted income (loss) per share:
Net income (loss) per share - basic	$0.03	$(0.37)	$(0.07)	$(0.88)
Net income (loss) per share - diluted	$0.03	$(0.37)	$(0.07)	$(0.88)

Shares used in per share calculation - basic	124,788	119,162	123,252	119,648
Shares used in per share calculation - diluted	129,988	119,162	123,252	119,648

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net income (loss)	$3,472	$(44,352)	$(8,390)	$(105,628)
Other comprehensive income (loss), net of tax:
Interest rate swap derivatives designated as hedging instruments:
Unrealized gains (losses) on derivative instruments	158	(958)	(135)	(958)
Reclassification adjustment related to derivative instruments	230	—	616	—
Net increase (decrease) from derivatives designated as hedging instruments	388	(958)	481	(958)
Net change in foreign currency translation adjustments	(730)	(2,945)	2,885	(2,957)
Other comprehensive income (loss), net of tax:	(342)	(3,903)	3,366	(3,915)
Total comprehensive income (loss)	$3,130	$(48,255)	$(5,024)	$(109,543)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands) (Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at December 31, 2019	124,616	$125	$1,008,176	$(2,485)	(6,216)	$(40,179)	$(914,710)	$50,927
Net loss	—	—	—	—	—	—	(44,352)	(44,352)
Other comprehensive loss	—	—	—	(3,903)	—	—	—	(3,903)
Issuance of common stock from equity incentive plans, net of tax	2,120	2	6,583	—	—	—	—	6,585
Equity forward contract	—	—	4,821	—	—	—	—	4,821
Repurchase of stock	—	—	(1,887)	—	(381)	(2,934)	—	(4,821)
Share-based compensation	—	—	7,143	—	—	—	—	7,143
Balance at March 31, 2020	126,736	$127	$1,024,836	$(6,388)	(6,597)	$(43,113)	$(959,062)	$16,400

Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(105,628)	(105,628)
Other comprehensive loss	—	—	—	(3,915)	—	—	—	(3,915)
Issuance of common stock from equity incentive plans, net of tax	5,198	5	9,486	—	—	—	—	9,491
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Repurchase of stock	—	—	(1,887)	—	(4,231)	(28,113)	—	(30,000)
Share-based compensation	—	—	26,935	—	—	—	—	26,935
Balance at March 31, 2020	126,736	$127	$1,024,836	$(6,388)	(6,597)	$(43,113)	$(959,062)	$16,400

Balance at December 31, 2020	130,180	$130	$1,055,719	$(2,670)	(6,597)	$(43,113)	$(992,141)	$17,925
Net income	—	—	—	—	—	—	3,472	3,472
Other comprehensive loss	—	—	—	(342)	—	—	—	(342)
Issuance of common stock from equity incentive plans, net of tax	2,328	3	4,880	—	—	—	—	4,883
Share-based compensation	—	—	9,198	—	—	—	—	9,198
Balance at March 31, 2021	132,508	$133	$1,069,797	$(3,012)	(6,597)	$(43,113)	$(988,669)	$35,136

Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398
Net loss	—	—	—	—	—	—	(8,390)	(8,390)
Other comprehensive income	—	—	—	3,366	—	—	—	3,366
Issuance of common stock from equity incentive plans, net of tax	5,394	6	7,161	—	—	—	—	7,167
Share-based compensation	—	—	27,595	—	—	—	—	27,595
Balance at March 31, 2021	132,508	$133	$1,069,797	$(3,012)	(6,597)	$(43,113)	$(988,669)	$35,136

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(8,390)	$(105,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,801	21,719
Amortization of intangible assets	24,501	26,460
Reduction in carrying amount of right-of-use asset	12,129	12,469
Provision for doubtful accounts	270	1,267
Share-based compensation	27,595	26,935
Deferred income taxes	741	1,293
Non-cash restructuring and impairment charges	—	7,622
Non-cash interest expense	3,195	3,070
Other	2,770	(395)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,101)	88,688
Inventories	11,869	16,373
Prepaid expenses and other assets	(7,908)	438
Accounts payable	7,900	(21,530)
Accrued compensation and benefits	351	(24,009)
Operating lease liabilities	(14,983)	(13,222)
Deferred revenue	27,233	43
Other current and long-term liabilities	(9,477)	(14,532)
Net cash provided by operating activities	87,496	27,061
Cash flows from investing activities:
Capital expenditures	(12,318)	(12,630)
Business acquisitions, net of cash acquired	—	(219,458)
Maturities and sales of investments	—	45,249
Net cash used in investing activities	(12,318)	(186,839)
Cash flows from financing activities:
Borrowings under Revolving Facility	—	55,000
Borrowings under Term Loan	—	199,500
Payments on debt obligations	(69,250)	(29,767)
Loan fees on borrowings	—	(10,514)
Repurchase of common stock	—	(30,000)
Proceeds from issuance of common stock, net of tax withholding	7,167	9,491
Payment of contingent consideration obligations	(1,298)	(3,448)
Deferred payments on an acquisition	(3,000)	(3,000)
Net cash (used in) provided by financing activities	(66,381)	187,262
Foreign currency effect on cash	470	(741)
Net increase in cash	9,267	26,743

Cash at beginning of period	193,872	169,607
Cash at end of period	$203,139	$196,350

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2021. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for fiscal 2021 or any future periods.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income taxes – Simplifying the Accounting for Income Taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year, which is the Company’s fiscal year 2022, beginning on July 1, 2021. The Company is currently evaluating the impact the new standard will have on its consolidated financial statements and related disclosures but does not believe there will be a material impact on the Company’s financial statements outside of potentially the change to recognition of state income and franchise taxes under the new Accounting Standard.

3.	Revenues

The Company accounts for revenues in accordance with ASU 2014-09, Revenue from Contracts from Customers (Topic 606), which the Company adopted on July 1, 2017.  The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of services and subscriptions, which primarily includes maintenance contracts and software subscriptions delivered as software as a service (“SaaS”) and additional revenues from professional services, and training for its products. The Company sells its products, maintenance contracts and SaaS direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

On March 31, 2021, the Company had $318.4 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues.  The Company expects to recognize approximately 22 percent of its deferred revenue as revenue in fiscal 2021, an additional 44 percent in fiscal 2022 and 34 percent of the balance thereafter.

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

Revenue recognized for the three months ended March 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each period was $67.9 million and $64.3 million, respectively. Revenue recognized for the nine months ended March 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each period was $158.7 million and $116.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $10.2 million and $8.1 million at March 31, 2021 and June 30, 2020, respectively. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended March 31, 2021 and 2020, was $1.4 million and $1.1 million, respectively. Amortization recognized during the nine months ended March 31, 2021 and 2020, was $3.9 million and $4.1 million, respectively.

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

Revenues by Category

The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the customer’s ship-to locations (in thousands):

	Three Months Ended
	March 31, 2021			March 31, 2020
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$54,873	$62,172	$117,045	$38,666	$56,391	$95,057
Other	8,926	3,730	12,656	3,277	5,781	9,058
Total Americas	63,799	65,902	129,701	41,943	62,172	104,115
EMEA	65,210	34,127	99,337	49,979	33,630	83,609
APAC	3,569	20,793	24,362	3,242	18,553	21,795
Total net revenues	$132,578	$120,822	$253,400	$95,164	$114,355	$209,519

	Nine Months Ended
	March 31, 2021			March 31, 2020
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$162,049	$178,263	$340,312	$168,755	$180,358	$349,113
Other	26,117	11,468	37,585	15,496	16,343	31,839
Total Americas	188,166	189,731	377,897	184,251	196,701	380,952
EMEA	182,341	101,923	284,264	173,825	107,521	281,346
APAC	11,413	57,756	69,169	18,362	51,837	70,199
Total net revenues	$381,920	$349,410	$731,330	$376,438	$356,059	$732,497

For the three months ended March 31, 2021 the Company reflected 11% of its revenues from the Netherlands. For the nine months ended March 31, 2021 the Company reflected 10% of its revenues from the Netherlands. No other foreign country accounted for 10% or more of revenue for the three and nine months ended March 31, 2021 or 2020.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Tech Data Corporation	15%	19%	21%	16%
Jenne Corporation	16%	*	14%	13%
Westcon Group Inc.	19%	19%	17%	14%
* Less than 10% of revenue

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	March 31, 2021	June 30, 2020
Tech Data Corporation	*	23%
Jenne Corporation	19%	25%
Westcon Group Inc.	16%	*
* Less than 10% of accounts receivable.

4.	Business Combination

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

The unaudited pro forma financial information for the three and nine months ended March 31, 2020 combines the historical results for Extreme for such periods assuming the transaction closed on July 1, 2018, which include the results of Aerohive subsequent to the Acquisition Date, and Aerohive’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	March 31, 2020	March 31, 2020
Net revenues	$210,255	$746,301
Net loss	$(37,873)	$(66,720)
Net loss per share - basic and diluted	$(0.32)	$(0.56)
Shares used in per share calculation - basic and diluted	119,162	119,648

5.	Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	March 31, 2021	June 30, 2020
Finished goods	$37,870	$52,879
Raw materials	6,054	9,710
Total Inventories	$43,924	$62,589

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2021	June 30, 2020
Computers and equipment	$77,770	$73,244
Purchased software	41,239	34,015
Office equipment, furniture and fixtures	10,769	10,639
Leasehold improvements	53,339	52,317
Total property and equipment	183,117	170,215
Less: accumulated depreciation and amortization	(127,001)	(111,402)
Property and equipment, net	$56,116	$58,813

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Balance beginning of period	$13,073	$16,209	$14,035	$14,779
Warranties assumed due to acquisitions	—	—	—	570
New warranties issued	2,969	4,810	9,105	16,271
Warranty expenditures	(3,725)	(5,797)	(10,823)	(16,398)
Balance end of period	$12,317	$15,222	$12,317	$15,222

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and June 30, 2020 (in thousands).

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$23	$—	$23
Total assets measured at fair value	$—	$23	$—	$23
Liabilities
Foreign currency derivatives	$—	$226	$—	$226
Interest rate swaps	—	1,288	—	1,288
Acquisition-related contingent consideration obligations	—	—	902	902
Total liabilities measured at fair value	$—	$1,514	$902	$2,416

June 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$8	$—	$8
Interest rate swaps	—	1,769	—	1,769
Acquisition-related contingent consideration obligations	—	—	2,167	2,167
Total liabilities measured at fair value	$—	$1,777	$2,167	$3,944

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

As of March 31, 2021 and June 30, 2020, the Company had foreign exchange forward contracts with notional principal amount of $26.7 million and $4.0 million, respectively. For the three and nine months ended March 31, 2021, there were unrealized gains (losses) of $(0.2) million and $0.1 million, respectively. For the three and nine months ended March 31, 2021, there were realized gains (losses) of less than $(0.1) million and $0.4 million, respectively. For the three and nine months ended March 31, 2020, there were unrealized gains of $0.1 million and $0.1 million, respectively. For the three and nine months ended March 31, 2020, there were realized gains of $0.1 million and $0.1 million, respectively. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts are included in other income (expense), net. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of March 31, 2021 and as of June 30, 2020, the Company had interest rate swap contracts with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive loss. As of March 31, 2021 and as of June 30, 2020, these contracts had an unrealized loss of $1.3 million and $1.8 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as defined below) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Since the interest rate is variable in the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $351.5 million and $420.8 million as of March 31, 2021, and June 30, 2020, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At March 31, 2021 and June 30, 2020, the Company reflected one liability measured at fair value of $0.9 million and $2.2 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2020
Beginning balance	2,167	6,298
Payments	(1,298)	(3,448)
Accretion on discount	33	90
Ending balance	$902	$2,940

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended March 31, 2021 and 2020. There were no impairments recorded for the three and nine months ended March 31, 2021 and 2020.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method.

7.	Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2021
Developed technology	1.9 years	$156,100	$123,448	$32,652
Customer relationships	4.7 years	63,039	53,141	9,898
Backlog	— years	400	400	—
Trade names	0.8 years	10,700	9,767	933
License agreements	5.7 years	2,445	2,035	410
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$190,173	$43,893

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2020
Developed technology	2.4 years	$156,100	$103,806	$52,294
Customer relationships	4.8 years	63,039	49,598	13,441
Backlog	— years	400	400	—
Trade names	1.4 years	10,700	8,554	2,146
License agreements	5.8 years	2,445	1,932	513
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$165,672	$68,394

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Amortization in “Cost of revenues: Product and Service and subscription”	$6,449	$6,629	$19,797	$20,094
Amortization of intangibles in "Operations"	1,406	2,059	4,704	6,366
Total amortization expense	$7,855	$8,688	$24,501	$26,460

The amortization expense that is recognized in “Cost of revenues: Product and Service and subscription” is comprised of amortization for developed technology, license agreements and other intangibles.
8.	Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2021	June 30, 2020
Current portion of long-term debt:
Term Loan	$23,750	$19,000
Less: unamortized debt issuance costs	(2,436)	(2,484)
Current portion of long-term debt	$21,314	$16,516

Long-term debt, less current portion:
Term Loan	$327,750	$346,750
Revolving Facility	—	55,000
Less: unamortized debt issuance costs	(5,348)	(7,165)
Total long-term debt, less current portion	322,402	394,585
Total debt	$343,716	$411,101

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

On November 3, 2020, The Company and its lenders entered into the Third Amendment to the 2019 Credit Agreement (the “Third Amendment”), to increase the sublimit for letters of credit to $20.0 million. On December 8, 2020, the Company and its lenders entered into the fourth amendment to the 2019 Credit Agreement (the “Fourth Amendment”), to waive and amend certain terms and financial covenants within the 2019 Credit Agreement through March 31, 2021.

The Second Amendment provides for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the 12 month period ended March 31, 2021 the Company’s financial performance is in compliance with the original covenants defined in the 2019 Credit Agreement and as such the Company will file a Suspension Early Termination Notice and Covenant Certificate with the loan administration agent subsequent to filing our Form 10-Q for the quarterly period ended March 31, 2021. Returning to compliance will result in the Company’s Eurodollar loan spread to decrease from 4.5% suspension period rate, to 2.75% and unused facility commitment fee will decrease from 0.4% to 0.35%, and the limitation on revolver borrowings will be removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with the 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments, and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility. The interest rate as of March 31, 2021 was 4.6%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, and totaled $2.3 million and $1.8 million for the nine months ended March 31, 2021 and 2020.

During the six months ended December 31, 2020, the Company repaid $55.0 million against its 2019 Revolving Facility’s outstanding balance of $55.0 million and has no remaining outstanding balance at March 31, 2021. The Company has $55.0 million of availability under the 2019 Revolving Facility as of March 31, 2021.

The Company had $14.8 million of outstanding letters of credit as of March 31, 2021.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2021, the Company had commitments to purchase $33.0 million of inventory and other services.

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

All currency conversions in this Legal Proceedings section are as of March 31, 2021.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of U.S. Patent Nos. 7,062,296, 7,729,728, and 6,611,231 based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. In 2018, the Court stayed the case pending a resolution by the Patent Trial and Appeal Board (“PTAB”) of inter partes review (“IPR”) petitions filed by several defendants in other XR-related patent lawsuits challenging the validity of the asserted patents. The PTAB previously invalidated all asserted claims of the ’296 patent and ’728 patent and has found the challenged claims of the ’231 patent not invalid in view of the prior art asserted in the IPR instituted against that patent. The Federal Circuit Court ruled for XR on November 25, 2020 in Cisco’s appeal of the ‘231 PTAB decision, and the stay of the District Court case has been lifted.

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

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of European Patent EP 3 068 077 B1 (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, the Court issued an infringement decision against the Company and granted to Orckit the right to enforce an injunction against the Company. The Company filed a notice of appeal on November 12, 2020 and the matter is proceeding through the appellate process.

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

Shenzhen Dunjun Technology Ltd. v. Aerohive Networks (Hangzhou) Ltd.; Aerohive Networks, Inc.; and Yunqing Information Technology (Shenzhen) Ltd.

On June 20, 2019, Shenzhen Dunjun Technology Ltd. filed a patent infringement lawsuit against Aerohive Networks, Inc. (“Aerohive”), a Chinese subsidiary of the Company, and Yunqing Information Technology (Shenzhen) Ltd. in the Shenzhen Intermediate People’s Court in China.  The lawsuit alleges infringement of a Chinese patent and seeks damages of RMB 10.0 million (USD $1.5 million). The parties have reached a tentative agreement to settle the matter for an immaterial amount.

DataCloud Technologies, LLC. v. Extreme Networks, Inc.

On June 5, 2020, DataCloud Technologies, LLC (“DataCloud”) filed a patent infringement lawsuit against the Company in the District of Delaware. The lawsuit alleges direct infringement of four U.S. patents. DataCloud seeks injunctive relief, monetary damages, interest, and attorneys’ fees. DataCloud amended the complaint on November 13, 2020, asserting claims of direct, induced, and willful infringement of four new patents, and filed a second amended complaint on February 12, 2021. The parties settled this case on March 31, 2021 for an immaterial amount and the matter was dismissed in the District Court on April 9, 2021.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use their software.  SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company has filed a petition to transfer the case to the Northern District of California. This motion is pending.

Hanger Solutions, LLC v. Extreme Networks, Inc.

On January 14, 2021, Hanger Solutions, LLC (“Hanger”) filed a patent infringement lawsuit against the Company in the District of Delaware. The complaint alleges infringement of three U.S. patents. The parties settled this case on March 31, 2021 for an immaterial amount and the matter was dismissed in the District Court on April 12, 2021.

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

There were no shares repurchased during the three and nine months ended March 31, 2021.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	March 31, 2021	June 30, 2020
2013 Equity Incentive Plan shares available for grant	6,518	13,118
Employee stock options and awards outstanding	11,327	10,396
2014 Employee Stock Purchase Plan	4,414	7,364
Total shares reserved for issuance	22,259	30,878

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Cost of product revenues	$297	$280	$869	$932
Cost of service and subscription revenues	412	368	1,223	1,220
Research and development	2,414	2,518	7,380	8,213
Sales and marketing	3,150	1,338	9,036	8,568
General and administrative	2,925	2,639	9,087	7,523
Integration costs	—	—	—	479
Total share-based compensation expense	$9,198	$7,143	$27,595	$26,935

Stock Options

The following table summarizes stock option activity for the nine months ended March 31, 2021 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	2,922	$4.95	3.09	$1,688
Granted	—	—
Exercised	(415)	3.44
Cancelled	(655)	5.39
Options outstanding at March 31, 2021	1,852	$5.14	3.55	$6,687
Vested and expected to vest at March 31, 2021	1,852	$5.14	3.55	$6,687
Exercisable at March 31, 2021	903	$3.69	2.21	$4,577

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior.  The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the nine months ended March 31, 2021. The average fair value of the stock options granted during the nine months ended March 31, 2020 was $3.52.

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

The following table summarizes stock award activity for the nine months ended March 31, 2021 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Market Value
Non-vested stock awards outstanding at June 30, 2020	7,474	$6.83
Granted	6,015	4.87
Released	(3,047)	7.16
Cancelled	(967)	8.13
Non-vested stock awards outstanding at March 31, 2021	9,475	$5.36	$82,907
Vested and expected to vest at March 31, 2021	9,032	$5.29	$78,993

The RSU's granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company. The stock awards granted during the nine months ended March 31, 2021 included 1.6 million RSUs including the market condition awards discussed below to named executive officers and directors.

Fiscal 2021 Awards

On July 27, 2020, the Compensation Committee of the Board granted 0.5 million RSUs with vesting based on market conditions (“MSU”) to certain of the Company’s named executive officers. These MSUs will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods from August 15, 2020 through August 15, 2023, subject to the grantees’ continued service through the certification of performance.

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

Fiscal 2018 and 2019 Awards

During fiscal 2019 and 2018, the Company approved the grant of 0.6 million shares underlying stock awards each year in the form of restricted stock units with certain performance conditions (“PSUs”) to named executive officers and other vice president level employees. These PSUs would vest once the Company’s earnings as determined under U.S. generally accepted accounting principles aggregates at least $0.09 per share over two consecutive quarters exclusive of the PSU related share-based compensation expense (the “Performance Thresholds”). Upon satisfying the Performance Thresholds, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter will vest on the same schedule as the RSUs, subject to continued service to the Company.  The PSUs will expire if the Performance Thresholds are not met by the third anniversary of their respective grant dates. The PSUs issued in fiscal 2018 expired in August 2020 without achieving the Performance Threshold.  During the three and nine months ended March 31, 2021 and 2020 the Performance Thresholds for outstanding performance PSUs issued in fiscal 2019 were not deemed probable to be achieved and, as such, no compensation expense was recorded in either reporting period.

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

There were 1.5 million and 1.5 million shares issued under the ESPP during the three months ended March 31, 2021 and 2020, respectively. There were 2.9 million and 2.7 million shares issued under the ESPP during the nine months ended March 31, 2021 and 2020, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.05%	1.56%	0.09%	1.71%
Volatility	55%	43%	95%	43%
Dividend yield	—%	—%	—%	—%

The weighted-average grant-date fair value of shares issued under the ESPP during the three months ended March 31, 2021 and 2020 was $2.87 and $1.90, respectively. The weighted-average grant-date fair value of shares issued under the ESPP during the nine months ended March 31, 2021 and 2020 was $2.47 and $1.76, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s ship-to location.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	March 31, 2021	June 30, 2020
Americas	$155,970	$177,443
EMEA	29,478	39,477
APAC	16,189	16,802
Total long-lived assets	$201,637	$233,722

13.	Derivatives and Hedging

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt. The Company enters into interest rate swap contracts to effectively manage the impact of fluctuations of interest rate changes on its outstanding debt which has floating interest rate. The Company does not enter into derivative contracts for trading or speculative purposes.

At the inception date of the derivative contract, the Company performs an assessment of these contracts and has designated these contracts as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, by performing qualitative and quantitative assessment, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income (loss). When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. In accordance with ASC 815 “Derivatives and Hedging,” the Company may prospectively discontinue the hedge accounting for an existing hedge if the applicable criteria are no longer met, the derivative instrument expires, is sold, terminated or exercised or if the Company removes the designation of the respective cash flow hedge. In those circumstances, the net gain or loss remains in accumulated other comprehensive loss and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings, unless the forecasted transaction is no longer probable in which case the net gain or loss is reclassified into earnings immediately.

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt.  As of March 31, 2021, the total notional amount of these interest rate swaps was $200.0 million and had maturity dates through April 2023. As of March 31, 2021, these contracts had an unrealized loss of $1.3 million which is recorded in “Accumulated other comprehensive loss” with the associated liability in “Other accrued liabilities” in the condensed consolidated balance sheet. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. As of March 31, 2020, the Company had interest rate swaps with a total notional amount of $200.0 million which had maturity dates through April 2023. As of March 31, 2020, these contracts had an unrealized loss of $1.0 million. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive loss related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $1.0 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Unrealized gains (losses) recorded in the condensed consolidated statement of operations from these transactions during the three and nine months ended March 31, 2021 were $(0.2) million and $0.1 million, respectively. Realized gains (losses) recorded in the condensed consolidated statement of operations from these transactions during the three and nine months ended March 31, 2021 were less than $(0.1) million and $0.4 million, respectively. Unrealized gains from these transactions during the three and nine months ended March 31, 2020, were $0.1 million and $0.1 million, respectively. Realized gains from these transactions for the three and nine months ended March 31, 2020, were $0.1 million and $0.1 million, respectively.

As of March 31, 2021, foreign exchange forward contracts had a notional principal amount of $26.7 million. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

The Company recognized total foreign currency gains of $0.6 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively related to the change in fair value of foreign currency denominated assets and liabilities. The Company recognized total foreign currency gains (losses) of $(1.9) million and $(1.1) million for the nine months ended March 31, 2021 and 2020, respectively related to the change in fair value of foreign currency denominated assets and liabilities.

14.	Restructuring Charges, Net of Reversals, Impairment, and Related Charges.

The Company recorded $0.4 million and $2.1 million of restructuring charges, net of reversals and impairments during the three and nine months ended March 31, 2021, respectively. Total restructuring charges included severance, benefits, and equipment relocation charges of $0.1 million and $1.2 million, as well as facility related charges of $0.3 million and $0.9 million for the three and nine months ended March 31, 2021, respectively. Severance and benefit restructuring charges consisted primarily of additional employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company is relocating certain of its lab test equipment to third-party consulting companies. The Company has incurred $9.3 million of charges under the 2020 Plan through March 31, 2021. The Company expects to incur additional equipment related relocation expenses of $0.7 million and expects to substantially complete these activities by the first half of fiscal 2022. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

The Company recorded $6.6 million and $19.4 million of restructuring charges, net of reversals and impairment during the three and nine months ended March 31, 2020, respectively. The charges included $0.3 million and $8.2 million, respectively, for the impairment of right-of-use assets related to facilities which the Company has exited, and $6.3 million and $11.2 million, respectively for employee severance and benefit expenses incurred under the Company’s restructuring plans.

Restructuring liabilities related to severance, benefits, and equipment relocation obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. The following table summarizes the activity related to the severance, benefits, and equipment relocation liabilities during the three and nine months ended March 31, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	Severance and Other		Severance and Other

Balance at beginning of period	$181	$868	$2,219	$3,559
Period charges	119	6,378	1,366	12,257
Period reversals	—	(39)	(128)	(1,044)
Period payments	(286)	(1,003)	(3,443)	(8,568)
Balance at end of period	$14	$6,204	$14	$6,204

15.	Income Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $2.4 million and $1.6 million, respectively. For the nine months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $5.6 and $4.9 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2021 and 2020, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”) and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three and nine months ended March 31, 2021 and 2020 were calculated using the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.”  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”), 2021 was signed into law in the United States.  Along with providing funding for normal government operations, the bill provides for additional COVID-19 focused relief in part, in the form of modification and extension of certain CARES Act provisions (discussed below) as well as modification and extension of other traditional tax provisions.  The Company has reviewed the provisions of the CAA and has determined there is no material impact on the Company’s current or deferred tax position.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in the United States.  The CARES Act, among other things, includes modifications to net operating loss carryforward provisions and the net interest expense deduction, and deferment of employer social security tax payments.  The Company has evaluated the provisions of the CARES Act and how certain elections may impact its financial position and results of operations, and determined the enactment of the CARES Act did not have a material impact to the Company’s income tax provision for the three and nine months ended March 31, 2021, or to the Company’s net deferred tax assets as of March 31, 2021.

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

The Company had $23.6 million of unrecognized tax benefits as of March 31, 2021.  If fully recognized in the future, $0.5 million would impact the effective tax rate and $23.1 million, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive income per share is calculated by dividing net income by the weighted average number of shares of common stock used in the basic net income (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Net income (loss)	$3,472	$(44,352)	$(8,390)	$(105,628)
Weighted-average shares used in per share calculation - basic	124,788	119,162	123,252	119,648
Options to purchase common stock	549	—	—	—
Restricted stock units	4,651	—	—	—
Weighted-average shares used in per share calculation - diluted	129,988	119,162	123,252	119,648

Net income (loss) per share - basic and diluted
Net income (loss) per share - basic	$0.03	$(0.37)	$(0.07)	$(0.88)
Net income (loss) per share - diluted	$0.03	$(0.37)	$(0.07)	$(0.88)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Options to purchase common stock	637	3,090	1,864	3,055
Restricted stock units	17	9,204	8,994	9,676
Employee Stock Purchase Plan shares	480	742	158	742
Total shares excluded	1,134	13,036	11,016	13,473

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the third quarter ended March 31, 2021, our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

•

Provide a differentiated end-to-end cloud architecture.  Cloud networking is projected to be the fastest growing segment of the networking industry and technologies have evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by machine learning (“ML”) and artificial intelligence (“AI”) that spans from the IoT edge to the enterprise data center. Key characteristics of our cloud architecture include:

o	A robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the core.
o	Cloud Choice for customers: solution available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure).
o	Unlimited Network Data plans for the length of the cloud subscription to improve an organization’s ability to make smarter, more effective business decisions.
o

Consumption Flexibility: offer a range of financing and network purchase options. Our value-based subscription tiers (Connect, Pilot, etc.) provide customers with flexibility to grow as they go, as well as offer pool-able and portable licenses that can be transferred between products (AP’s, switches etc.) at one fixed price.

o	“No 9s” Reliability and Resiliency to ensure business continuity for our customers.
o	Zero-Trust Security (ISO 27001 Information Security Management Certified).
•

Enable a common fabric to simplify and automate the network.  Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be turned up faster, with lower likelihood of error.  They make the underlying network much easier to design, implement, manage and troubleshoot.

•

End-to-End Portfolio. Our cloud-driven solutions provide visibility, control and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points, Wireless Local Area Network (“WLAN”) controllers, routers, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed and controlled from a single pane of glass on premises or from the cloud.

•

Offer customers choice: cloud or on-premises. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need it and also have a solution for those that want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what is going on across the network and applications in real time – who, when, and what is connected to the network, which is critical for bring your own device (“BYOD”) and IoT usage.

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

•

Expand market penetration by targeting high-growth market segments.  Within the campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth.  Our data center approach leverages our product portfolio to address the needs of public and private cloud data center providers. We believe that the cloud networking compound annual growth rate will continue to outpace the compound annual growth rate for on-premises managed networking. Our focus is on expanding our technology foothold in the critical cloud networking segment to accelerate not only cloud management adoption, but also subscription-based licensing (SaaS) consumption.

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

Key Financial Metrics

During the third quarter of fiscal 2021, we achieved the following results:

•	Net revenues of $253.4 million compared to $209.5 million in the third quarter of fiscal 2020.

•	Product revenues of $176.3 million compared to $136.5 million in the third quarter of fiscal 2020.
•	Service and subscription revenues of $77.1 million compared to $73.0 million in the third quarter of fiscal 2020.
•	Total gross margin of 58.7% of net revenues compared to 53.1% of net revenues in the third quarter of fiscal 2020.
•	Operating income of $11.2 million compared to operating loss of $38.4 million in the third quarter of fiscal 2020.
•	Net income of $3.5 million compared to net loss of $44.4 million in the third quarter of fiscal 2020.

During the first nine months of fiscal 2021, we reflected the following results:

•	Cash flows provided by operating activities of $87.5 million compared to $27.1 million in the nine months ended March 31, 2020.
•	Cash of $203.1 million as of March 31, 2021 compared to $193.9 million as of June 30, 2020.

Events relating to COVID-19

A novel strain of coronavirus emerged in December 2019. This coronavirus, now known as COVID-19, spread around the world and resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns and was declared a pandemic in March 2020. COVID-19 has had and we expect will continue to have an adverse effect on our results of operations due to supply chain disruptions and reduced demand for our products. Because of this, we realigned our operations and recorded severance and benefits charges of $5.8 million during the third quarter of our fiscal 2020. Although we expect to have reduced research and development and sales and marketing costs for the year ended June 30, 2021 compared to the year ended June 30, 2020, given the uncertainty around the extent and timing of the potential future spread or mitigation of COVID-19 and around the imposition or relaxation of protective measures, we cannot further reasonably estimate the impact of the COVID-19 pandemic on our future results of operations or financial position. See also Part II, Item 1A – Risk Factors.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change	March 31, 2021	March 31, 2020	$ Change	% Change
Net revenues:
Product	$176,334	$136,547	$39,787	29.1%	$503,575	$512,173	$(8,598)	(1.7)%
Percentage of net revenues	69.6%	65.2%			68.9%	69.9%
Service and subscription	77,066	72,972	4,094	5.6%	227,755	220,324	7,431	3.4%
Percentage of net revenues	30.4%	34.8%			31.1%	30.1%
Total net revenues	$253,400	$209,519	$43,881	20.9%	$731,330	$732,497	$(1,167)	(0.2)%

Product revenues increased $39.8 million or 29.1% for the three months ended March 31, 2021, as compared to the corresponding period of fiscal 2020. Product revenues decreased $8.6 million or 1.7% for the nine months ended March 31, 2021, as compared to the corresponding period of fiscal 2020. The product revenues increase for the three months ended March 31, 2021 was primarily due to the material slow-down in global demand during the corresponding period of fiscal 2020 due to the global outbreak of COVID-19. The product revenues decline for the nine months ended March 31, 2021 as compared to the corresponding period of fiscal 2020 was due to the impact of COVID-19 on global demand across all geographies primarily during the first two quarters of fiscal 2021.

Service and subscription revenues increased $4.1 million, or 5.6% for the three months ended March 31, 2021 as compared to the corresponding period in fiscal 2020. Service and subscription revenues increased $7.4 million, or 3.4% for the nine months ended March 31, 2021 as compared to the corresponding period in fiscal 2020. The increase in service and subscription revenues for the three and nine months ended March 31, 2021 as compared to the corresponding periods of fiscal 2020 was primarily due to the growth in subscription revenues.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change	March 31, 2021	March 31, 2020	$ Change	% Change
Gross profit:
Product	$99,892	$64,620	$35,272	54.6%	$279,733	$257,468	$22,265	8.6%
Percentage of product revenues	56.6%	47.3%			55.5%	50.3%
Service and subscription	48,921	46,715	2,206	4.7%	144,290	139,781	4,509	3.2%
Percentage of service and subscription revenues	63.5%	64.0%			63.4%	63.4%
Total gross profit	$148,813	$111,335	$37,478	33.7%	$424,023	$397,249	$26,774	6.7%
Percentage of net revenues	58.7%	53.1%			58.0%	54.2%

Product gross profit increased $35.3 million or 54.6% for the three months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The increase in product gross profit was primarily due to increased revenues along with lower distribution charges of $4.9 million, which were mainly due to decreased tariffs, lower excess and obsolete inventory charges of $3.9 million, and lower warranty costs of $1.8 million.

Product gross profit increased $22.3 million or 8.6% for the nine months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The increase in product gross profit was primarily due to increased revenues along with lower excess and obsolete inventory charges of $8.4 million, lower expensing of the fair value step-up of inventories acquired from Aerohive of $7.3 million, lower warranty costs of $7.2 million, lower distribution charges of $5.3 million, which were mainly due to decreased tariffs, and more favorable manufacturing costs due to product cost reduction efforts.

Service and subscription gross profit increased $2.2 million or 4.7% for the three months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The increase was primarily due to increased service and subscription revenues, partially offset by higher personnel costs and increased cloud service costs.

Service and subscription gross profit increased $4.5 million or 3.2% for nine months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The increase was primarily due to higher service and subscription revenues and reduced repair costs, partially offset by higher personnel costs and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2021	March 31, 2020	$ Change	% Change	March 31, 2021	March 31, 2020	$ Change	% Change
Research and development	$48,909	$50,577	$(1,668)	(3.3)%	$147,619	$165,073	$(17,454)	(10.6)%
Sales and marketing	70,898	70,132	766	1.1%	201,955	216,925	(14,970)	(6.9)%
General and administrative	16,023	15,119	904	6.0%	48,844	45,199	3,645	8.1%
Acquisition and integration costs	—	5,156	(5,156)	(100.0)%	1,975	30,075	(28,100)	(93.4)%
Restructuring and related charges, net of reversals	425	6,648	(6,223)	(93.6)%	2,121	19,407	(17,286)	(89.1)%
Amortization of intangibles	1,406	2,059	(653)	(31.7)%	4,704	6,366	(1,662)	(26.1)%
Total operating expenses	$137,661	$149,691	$(12,030)	(8.0)%	$407,218	$483,045	$(75,827)	(15.7)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $1.7 million or 3.3% for the three months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The decrease in research and development expenses was due to a $2.9 million decrease in personnel costs primarily due to lower headcount as a result of the cost reduction actions taken in fiscal 2020, a $1.3 million decrease in facility and information technology costs, a $0.7 million decrease in software licenses and engineering project costs and a $0.7 million decrease in travel and other expenses, partially offset by a $3.9 million increase in professional and contractor fees.

Research and development expenses decreased by $17.5 million or 10.6% for the nine months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The decrease in research and development expenses was due to a $19.0 million decrease in personnel costs primarily due to lower headcount as a result of the cost reduction actions taken in fiscal 2020, a $4.2 million decrease in facility and information technology costs, a $3.3 million decrease in software licenses and engineering project costs and a $1.6 million decrease in travel and other expenses, partially offset by a $10.6 million increase in professional and contractor fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $0.8 million or 1.1% for the three months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The increase in sales and marketing expenses was primarily due to a $5.4 million increase in personnel costs primarily commission and benefits and a $0.8 million increase in other expenses primarily marketing and sales promotions costs, partially offset by a $2.7 million decrease in travel costs due to COVID-19, a $1.5 million decrease in professional and recruiting fees and a $1.2 million decrease in software and equipment related costs.

Sales and marketing expenses decreased by $15.0 million or 6.9% for the nine months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The decrease in sales and marketing expenses was primarily due to a $9.3 million decrease in travel costs due to COVID-19, a $4.0 million decrease in professional and recruiting fees, a $2.3 million decrease in software and equipment related costs and a $0.7 million decrease in other expenses primarily sales promotions costs, partially offset by a $1.3 million increase in personnel costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $0.9 million or 6.0% for the three months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The increase in general and administrative expenses was primarily due to a $2.1 million increase in personnel costs primarily compensation expenses and a $0.4 million increase in legal and professional fees, partially offset by a $0.7 million decrease in software and equipment related costs and a $0.9 million decrease in travel and other expenses.

General and administrative expenses increased by $3.6 million or 8.1% for the nine months ended March 31, 2021, as compared to the corresponding period in fiscal 2020. The increase in general and administrative expenses was primarily due to a $5.1 million increase in personnel costs primarily compensation expenses and a $2.0 million increase in facility and information technology costs, partially offset by a $1.7 million decrease in software and equipment related costs and a $1.8 million decrease in travel and other expenses.

Acquisition and Integration Costs

During the three months ended March 31, 2021, we did not incur any acquisition and integration costs. During the nine months ended March 31, 2021, we incurred $2.0 million of integration costs which consisted primarily of additional professional fees for system integration and financial services related to the Aerohive acquisition which are now complete.

During the three and nine months ended March 31, 2020, we incurred $5.2 million and $30.1 million, respectively of acquisition and integration costs which consisted primarily of professional fees for financial and legal advisory services and severance charges for Aerohive employees. The acquisition and integration costs for the nine months ended March 31, 2020 also included a $6.8 million compensation charge for certain Aerohive Executives’ stock awards that were accelerated due to change-in-control and termination provisions included in the executives’ employment contracts.

Restructuring Charges, Net of Reversals and Impairment

For the three and nine months ended March 31, 2021, we recorded restructuring charges of $0.4 million and $2.1 million, respectively.  We continued our cost reduction initiative began in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of less than $0.1 million and $1.2 million, respectively, related to the 2020 Plan.  In addition, we had facility-related charges of $0.3 million and $0.9 million, respectively, related to our previously impaired facilities.

For the three months ended March 31, 2020 we recorded restructuring charges of $6.6 million.  In connection with our plan of action to reduce operating costs due to the COVID-19 global pandemic, we realigned our operations and recorded severance and benefits charges of $5.8 million for the third fiscal quarter of 2020. We also continued our reduction-in-force initiative begun in the fourth quarter of fiscal 2019 and recorded related severance and benefits charges of $0.5 million for the third fiscal quarter of 2020.  In addition, we also had facility restructuring charges of $0.3 million for the third fiscal quarter of 2020. For the nine months ended March 31, 2020 we recorded restructuring charges of $19.4 million. The charges consisted primarily of excess facility charges of $8.2 million for impairment of right-of-use assets related to our Milpitas, California, South San Jose, California, and Salem, New Hampshire facilities.  Additionally, we initiated reduction-in-force procedures during the nine months ended March 31, 2020 and recorded severance and benefits charges of $11.2 million.

Amortization of Intangibles

During the three months ended March 31, 2021 and 2020, we recorded $1.4 million and $2.1 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The decrease was primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

During the nine months ended March 31, 2021 and 2020, we recorded $4.7 million and $6.4 million, respectively, of operating expenses for amortization of intangibles in the accompanying condensed consolidated statements of operations.  The decrease was primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized, partially offset by an increase from full period amortization of acquired intangibles from the Aerohive acquisition.

Interest Expense

During the three months ended March 31, 2021 and 2020, we recorded $5.6 million and $6.0 million, respectively, in interest expense.  The decreases in interest expense were primarily driven by lower average loan balances and lower average rates for the three months ended March 31, 2021 under our 2019 Credit Agreement.

During the nine months ended March 31, 2021 and 2020, we recorded $18.3 million and $17.4 million, respectively, in interest expense. The increases in interest expense were primarily driven by higher average loan balances partially offset by lower average rates for the nine months ended March 31, 2021 under our 2019 Credit Agreement.

Other Income (Expense), Net

During the three months ended March 31, 2021 and 2020, we recorded other income, net of $0.3 million and other income, net of $1.3 million, respectively. During the nine months ended March 31, 2021 and 2020, we recorded other expense, net of $1.6 million and other income, net of $1.1 million, respectively. The changes for the three and nine months ended March 31, 2021 was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2021 and 2020, we recorded an income tax provision of $2.4 million and $1.6 million, respectively.  For the nine months ended March 31, 2021 and 2020, we recorded an income tax provision of $5.6 million and $4.9 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2021 and 2020 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where we have no remaining state net operating losses and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.

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

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	March 31, 2021	June 30, 2020
Cash	$203,139	$193,872

As of March 31, 2021, our principal sources of liquidity consisted of cash of $203.1 million and accounts receivable, net of $130.6 million, and available borrowings under our five-year 2019 Revolving Facility of $55.0 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $203.1 million of cash at March 31, 2021, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. In February 2020 the Board increased the authorization  to repurchase by $40.0 million to $100.0 million and extended the period for repurchases for three years from February 5, 2020. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. There were no repurchases in the three and nine months ended March 31, 2021.

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

The Second Amendment provides for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance.  For the 12 month period ended March 31, 2021 our financial performance is in compliance with the original covenants defined in the 2019 Credit Agreement and as such we will file a Suspension Early Termination Notice and Covenant Certificate with the loan administration agent subsequent to filing our Form 10-Q for the quarterly period ended March 31, 2021.  Returning to compliance will result in our Eurodollar loan spread to decrease from 4.5% suspension period rate, to 2.75% and unused facility commitment fee will decrease from 0.4% to 0.35%, and the limitation on revolver borrowings will be removed effective May 1, 2021 after filing of the certificate with the administrative agent.

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

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Nine Months Ended
	March 31, 2021	March 31, 2020
Net cash provided by operating activities	$87,496	$27,061
Net cash used in investing activities	(12,318)	(186,839)
Net cash (used in) provided by financing activities	(66,381)	187,262
Foreign currency effect on cash	470	(741)
Net increase in cash	$9,267	$26,743

Net Cash Provided by Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2021, were $87.5 million, including our net loss of $8.4 million and non-cash expenses of $89.0 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and imputed interest.  Other sources of cash for the period included a decrease in inventory and increases in accounts payable, accrued compensation, and deferred revenues. This was partially offset by decreases in other current and long-term liabilities, and operating lease liabilities and increases in accounts receivables and prepaid expenses and other current assets.

Cash flows provided by operations in the nine months ended March 31, 2020, were $27.1 million, including our net loss of $105.6 million and non-cash expenses of $100.4 million for items such as amortization of intangibles, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, restructuring charges, deferred income taxes, and imputed interest.  Other sources of cash for the period included a decrease in accounts receivables, inventory, and prepaid expenses and other current assets. This was partially offset by decreases in accounts payable, accrued compensation, other current and long-term liabilities, and operating lease liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2021 were $12.3 million for the purchases of property and equipment.

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

Net Cash Provided by (Used in) Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2021 were $66.4 million due primarily to debt repayments of $69.3 million, payment of contingent consideration of $1.3 million, and $3.0 million for deferred payments on acquisitions. This was partially offset by $7.2 million of proceeds from the issuance of shares of our common stock under our ESPP, exercise of stock options, net of taxes paid on vested, and released stock awards.

Cash flows provided by financing activities in the nine months ended March 31, 2020 were $187.3 million due primarily to additional borrowings of $199.5 million under our 2019 Credit Agreement to partially fund our acquisition of Aerohive, $55.0 million of borrowings under our 2019 Revolving Facility, $9.5 million of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options, net of taxes paid on vested and released stock awards. This was partially offset by debt repayments of $29.8 million, payment of loan fees of $10.5 million, contingent consideration of $3.4 million, and $3.0 million for deferred payments on acquisitions. Cash flows provided by financing activities also included repurchasing of our common shares of $30.0 million during the nine months ended March 31, 2020, in accordance with our approved share repurchase plan.

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in the nine months ended March 31, 2021 and 2020, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$351,500	$23,750	$71,250	$256,500	$—
Interest on debt obligations	49,514	16,443	28,680	4,391	—
Unconditional purchase obligations	32,988	32,988	—	—	—
Contractual commitments	80,292	20,367	31,921	17,233	10,771
Lease payments on operating leases	61,641	21,211	26,433	8,995	5,002
Deferred payments for an acquisition	8,000	4,000	4,000	—	—
Contingent consideration for an acquisition	902	759	143	—	—
Other liabilities	890	265	529	96	—
Total contractual cash obligations	$585,727	$119,783	$162,956	$287,215	$15,773

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

We did not have any material commitments for capital expenditures as of March 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, of the notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q.  At March 31, 2021, we had $351.5 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended March 31, 2021, the average daily outstanding amount was $356.2 million with a high of $356.3 million and a low of $351.5 million.

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

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2021, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of March 31, 2021, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of March 31, 2021	100 bps	50 bps
Debt	$(3,562)	$(1,781)	$356,197	$3,562	$1,781
Interest Rate Swaps	2,000	1,000	(200,000)	(2,000)	(1,000)
Net	$(1,562)	$(781)		$1,562	$781

*	Underlying interest rate was 4.60% as of March 31, 2021.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives are recognized in earnings as “Other expense, net”. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. These derivatives do not qualify as hedges. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. As of March 31, 2021, foreign exchange forward contracts had a notional principal amount of $26.7 million. Unrealized gains (losses) recorded in the condensed consolidated statement of operations from these transactions during the three and nine months ended March 31, 2021 were $(0.2) million and $0.1 million, respectively. Realized gains recorded in the condensed consolidated statement of operations from these transactions during the three and nine months ended March 31, 2021 were less than $0.1 million and $0.4 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying assets and liabilities. At March 31, 2020, we had forward foreign currency contracts outstanding with a notional principal amount of $13.3 million. Unrealized gains from these transactions during the three and nine months ended March 31, 2020, were $0.1 million and $0.1 million, respectively. Realized gains from these transactions for the three and nine months ended March 31, 2020, were $0.1 million and $0.1 million, respectively

Foreign currency transaction gains and losses from operations were gains of $0.6 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. Foreign currency transaction gains and losses from operations was a loss of $1.9 million and a gain of $1.1 million for the nine months ended March 31, 2021 and 2020, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, and Note 9 to the notes to condensed consolidated financial statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2020, and in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and for the quarter ended December 31, 2020, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2020 and our Quarterly Report on Form 10-Q for the quarters ended September 30, 2020 and December 31, 2020, other than as described in the updated risk factors provided below.

We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs.

We currently purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Certain components such as tantalum capacitors, SRAM, DRAM, and printed circuit boards, have been in the past, and may in the future be, in short supply. In particular, semiconductor chips are currently in high demand with limited supply, which is resulting significantly longer than usual lead times for these components.  We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this could have a material adverse effect on our ability to meet customer orders. In addition, such shortages or delays could result in increased component and delivery costs.  Our principal sole-source components include:

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

Our top ten suppliers accounted for a significant portion of our purchases during the year. Given the significant concentration of our supply chain, particularly with certain sole or limited source providers, any significant interruption by any of the key suppliers or a termination of a relationship could temporarily disrupt our operations.  Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition. Other than pursuant to an agreement with a key component supplier which includes pricing based on a minimum volume commitment, generally we do not have agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time, we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components from our suppliers as incorporated in our products may not meet the quality requirements of our customers.

The extended factory closures in China and Mexico and the disruption of distribution facilities in El Paso, Texas in the wake of the COVID-19 outbreak reduced the capacity of our supply chain and may continue to do so. See also, Item 1A. Risk Factors—“The coronavirus outbreak has had, and could continue to have, a materially disruptive effect on our business” included in our Quarterly report on Form 10-Q for the period ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.4	Amended and Restated Bylaws of Extreme Networks, Inc. (as Amended and Restated Effective May 8, 2020	10-Q	May 11, 2020	3.4
10.47#	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan				X

10.48#	Executive Vice President Severance Practice only applies to Direct Reports to CEO.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

#	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)
/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) April 29, 2021