Form 10-K
period 2021-06-30
EXTREME NETWORKS INC
filed 2021-08-27
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-40423

Extreme Networks, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0430270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2121 RDU Center Drive, Suite 300 Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 579-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EXTR	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $0.6 billion as of December 31, 2020 the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Market reported on such date.  For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date.

129,512,622 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 20, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the year ended June 30, 2021 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•	We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs.
•	Our dependence on a few manufacturers and third parties for our manufacturing, warehousing, and delivery requirements could harm our business, financial condition, and operating results.
•	The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.
•	We depend upon international sales for a significant portion of our revenues which imposes a number of risks on our business.
•	To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and a failure to do so can harm us.
•

If we fail to anticipate technological shifts, market needs and opportunities, and develop products, product enhancements and business strategies that meet those technological shifts, needs and opportunities in a timely manner or if they do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

•

The cloud networking market is rapidly evolving. If this market does not evolve as we anticipate, our target end customers do not adopt our cloud networking solutions, or we are unable to effectively transition to a cloud-based model, we may not be able to compete effectively, and our ability to generate revenues will suffer.

•

System security risks, data breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could adversely affect our business, financial condition and results of operations.

•	We cannot assure future profitability, and our financial results may fluctuate significantly from period to period.
•

We may not realize anticipated benefits of past or future acquisitions, divestitures and strategic investments, and the integration of acquired companies or technologies may negatively impact our business, financial condition and results of operations or dilute the ownership interests of our stockholders.

•	Our stock price has been volatile in the past and may significantly fluctuate in the future.

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “Commission”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I

Item1. Business

Overview

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of end-to-end, cloud-driven networking solutions and top-rated services and support. Providing a set of comprehensive solutions from the Internet of Things (“IoT”) edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment as well as a leading cloud networking platform and applications portfolio using cloud management, machine learning, and artificial intelligence to deliver network policy, analytics, security, and access controls. Our solutions enable companies to embrace the value of new cloud technology without having to rip and replace existing infrastructures.

Extreme has been pushing the boundaries of networking technology for a quarter of a century, driven by a higher purpose of helping our customers connect beyond the network. Extreme’s cloud-driven technologies provide flexibility and scalability in deployment, management, and licensing of networks globally. Our global footprint provides service to over 50,000 customers and over 10 million daily end users across the world including some of the world’s leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Our global headquarters is located at 2121 RDU Center Drive, Suite 300, Morrisville, North Carolina 27560, and our telephone number is (408) 579-2800. We have several corporate offices in the United States and international locations. Our website is www.extremenetworks.com.

Industry Background

Enterprises are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. With the impact of the global pandemic, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. Machine Learning (“ML”) and Artificial Intelligence (“AI”) technologies have the potential to vastly improve the network experience in the post-pandemic world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and AI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of how distributed the network is.

We believe that the network has never been more vital than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more Software-as-a-service (“SaaS”) based applications, the cloud is fundamental to establishing a new normal. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability.

As enterprises continue to migrate increasing numbers of applications and services to either private clouds or public clouds offered by third parties and to adopt new IT delivery models and applications, they are required to make fundamental network alterations and enhancements spanning from device access points (“AP”) to the network core.  In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments.

On the other hand, service providers are investing in network enhancements with platforms and applications that deliver data insights, provide flexibility, and can quickly respond to new user demands and 5G use cases.

We believe Extreme stands to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic fabric attach architecture, that delivers simplicity for moves and changes at the edge of the network, together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching and Wi-Fi, agnostic of the existing networking or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership and more flexibility along with a more resilient network.

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), and software-defined wide area network (“SD-WAN”) solutions to be approximately $26 billion and growing at approximately five percent per year over the next three years.  We believe Extreme’s products, solutions, and services along with our geographic focus allow us to address $15 billion of this market. On the other hand, 5G provides an estimated $3 billion serviceable available market for Service Provider Networking, for which Extreme is targeting growing to approximately $50-$100 million per year over the next three to five years.

The Extreme Strategy

The year 2020 resulted in unprecedented change – from the physical footprint of offices, to supply chain operations, to how we connect. Organizations and workforces extend anywhere and everywhere.  IT leaders are now tasked with ensuring the global, hybrid workforce is functional and successful no matter where they are and ensure people can work wherever they want.

Extreme has recognized that the way we and our customers communicate has changed and the new normal has given rise to these distributed enterprise environments, or in other words, the infinite enterprise.

There are three tenets for the infinite enterprise:

•

Infinitely distributed connectivity is the enterprise-grade reliable connectivity that allows users to connect anywhere, from anywhere. It is always present, available and assured, while being secure and manageable.

•

Scalable cloud allows administrators to harness the power of the cloud to efficiently onboard, manage, orchestrate, troubleshoot the network, and find data and insights of the distributed connectivity at their pace in their way.

•	Consumer-centric experience designed to deliver a best-in-class experience to users who consume network services.

Extreme’s broad product, solutions and technology portfolio supports these three tenets and continues to innovate and evolve them to help businesses succeed.

Key elements of Extreme’s strategy and differentiation include:

•

Creating effortless networking solutions that allow all of us to advance.  We believe that progress is achieved when we connect—allowing us to learn, understand, create, and grow. We make connecting simple and easy with effortless networking experiences that enable all of us to advance how we live, work, and share.

•

Provide a differentiated end-to-end cloud architecture.  Cloud networking is estimated to be a $2 billion segment of the networking market and is projected to be the fastest growing part of the networking industry at approximately 20% per year over the next three years, according to data from 650 Group Market Research. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the IoT edge to the enterprise data center. Key characteristics of our cloud architecture include:

o	A robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the core.
o	Cloud Choice for customers: Our cloud networking solution is available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure).
o	Unlimited Network Data plans for the length of the cloud subscription to improve an organization’s ability to make smarter, more effective business decisions.
o

Consumption Flexibility: Offer a range of financing and network purchase options. Our value-based subscription tiers (including Connect, Navigator and Pilot) provide customers with flexibility to grow as they go, as well as offer pool-able and portable licenses that can be transferred between products (e.g. access points and switches) at one fixed price.

o	“No 9s” Reliability and Resiliency to ensure business continuity for our customers.
o	Zero-Trust Security (Information Security Management (“ISO”) 27001 Certified).
•

Offer customers choice: public or private cloud, or on-premises. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need it and also have a solution for those who want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what is going on across their network and applications in real time – who, when, and what is connected to the network, which is critical for bring your own device (“BYOD”) and IoT usage.

•	Highest value of cloud management subscriptions. ExtremeCloud IQ Pilot provides our customers with four key applications enabling organizations to eliminate overlays.
o

Extreme AirDefense™ is a comprehensive wireless intrusion prevention system (“WIPS”) that simplifies the protection, monitoring and security of wireless networks. With the added Bluetooth and Bluetooth low energy intrusion prevention, network administrators can address growing threats against bluetooth and bluetooth low energy devices.

o	ExtremeLocation™ delivers proximity, presence and location-based services for advanced contact tracing in support of the location-intelligent enterprise.
o	ExtremeGuest™ is a comprehensive guest engagement solution that enables IT administrators to use analytical insights to engage visitors with personalized engagements.
o	Extreme IoT™ delivers simple and secure onboarding, profiling, segmentation and filtering of IoT devices on a production network.

•

Offers universal platforms for enterprise class switching and wireless infrastructure. Extreme offers universal platforms which support multiple deployment use cases, providing flexibility and investment protection.

o	Universal switches (5520/5420) support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal WiFi 6 APs (300/400 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal licensing with one portable management license for any device and for any type of management. For switches, OS feature licenses are portable, and bulk activated through ExtremeCloud IQ.

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

Products

Our products and services categories include:

•     Cloud Networking Platform: Core to our product portfolio and providing the end-to-end visibility from the access edge to the data center is our industry-leading cloud platform and cloud management application, ExtremeCloud IQ. ExtremeCloud IQ is an ML/AI powered, wired and wireless cloud network management solution that offers advanced visibility and control over users, devices, and applications. ExtremeCloud IQ allows customers to keep operational costs low, adjusts to customer demand, and delivers robust functionality for provisioning, management, and troubleshooting, as well as the industry’s only unlimited data access for the life of the subscription, and guaranteed data durability to assure access with 100% uptime. ExtremeCloud IQ is available in three deployment options (public, private, on-premises) that support one goal – to provide customers with maximum flexibility, continuous innovation, and consistent user experience. It can be deployed in any major data center environment such as AWS,GCP and Azure, or local private cloud options. The ExtremeCloud IQ application already manages almost 1.3 million devices in a public, private, and on-premises global cloud deployment, with over 8 million unique clients per day just in the public cloud. These devices produce and process over 6 petabytes of data per day.

•    Automation, Analytics, and Security Applications: Our application portfolio delivers additional analytics, security, access control, and management insights both on-premises and in the cloud. ExtremeCloud IQ – Site Engine extends cloud management to non-cloud native and multi-vendor devices to provide one dashboard view of your entire network that can be managed in the cloud or on-premises. ExtremeCloud IQ – Site Engine provides task automation, access control, granular visibility with real-time analytics and multi-vendor device management. ExtremeCloud IQ Essentials provides four key applications - WIPS, location services, IoT, and guest management - for ExtremeCloud IQ Pilot license customers at no added cost, enabling organizations to take advantage of an all-in-one platform for wired and wireless management, business insights, location tracking, wireless security, seamless IoT onboarding and guest access, and guest access through a single user interface.

•

Wireless LAN Access Points (“APs”): One of the industry’s broadest and most comprehensive, Extreme’s wireless AP portfolio includes both indoor and outdoor Wi-Fi 6 and prior generation APs. Proven in some of the most demanding environments, ExtremeWireless delivers an exceptional experience for BYOD and mobile users wherever they may roam. Included in that portfolio are our custom stadium and large venue Wi-Fi 6 outdoor APs, which, when combined with ExtremeAnalytics, are the basis of our selection as the Official Wi-Fi & Analytics Provider for the National Football League (“NFL”) and the Major League Baseball (“MLB”). In addition to powering large venues and stadiums, our Extreme APs also deliver flexible and scalable options for highly distributed environments for major companies globally. Our APs allow our customers to purchase unified hardware, starting with our Wi-Fi 6 (802.11ax) AP portfolio, and choose the software mode option for the optimal deployment architecture in their environments. Our premier wireless security solution, ExtremeAirDefense delivers intrusion detection and prevention capabilities across the wireless portfolio. Recently, we also introduced the first WIPS solution to incorporate support for Bluetooth and Bluetooth Low Energy (“BLE”) visibility and intrusion protection.  This includes device location support and change detection, rogue BLE Beacon detection and unsanctioned BLE device detection.

•     Wired for Edge, Campus, and Data Center: Our switching portfolio includes products designed to make every connection effortless by enabling the deployment of high-speed performance at scale for access, high-density, campus, core, and data center environments. Within the ExtremeSwitching portfolio are Access Edge products offering connection speeds ranging from 100 Megabytes per second (“Mbps”) to 25 Gigabytes per second (“Gbps”) – including edge multi-rate 2.5Gbps and 5Gbps capabilities. These switches provide various physical presentations (copper and fiber) along with options to deliver traditional Ethernet or convergence-friendly Power-over-Ethernet (“PoE”), including high-power universal POE consisting of 90W power to support new classes of Ethernet-powered devices. These switching products, combined with our unique fabric capability, deliver automation and hyper-segmentation, as well as features, performance, and reliability required by our customers to deploy, operate and manage converged infrastructure, along with the ability to harden the perimeter of the network infrastructure.

Our aggregation/core switches are designed to address the demanding needs of aggregation, top-of-rack, and campus core environments.  Delivering 10G, 25G, 40G, 50G, and 100G connectivity with maximum throughput and reliability, these switches provide flexible Ethernet connectivity over a range of interface types and speeds and are available in both fixed and modular configurations. These switching platforms, in conjunction with our advanced operating systems and centralized management software, provide the density, performance, and reliability required to serve in a diverse range of environments, especially where application demands and uptime expectations are mission critical.

Our campus switch portfolio also includes next-generation, low-profile, high-density Ethernet switches that empower the creation of versatile always-on campus solutions that are fabric-enabled and 25 to 100 gigabit-ready. The technologies supported by these innovative platforms can also leverage automated network attachment to proactively reduce operational burden and time-to-service.

Extreme’s data center switches and routers provide high levels of reliability and throughput - specifically designed to address the exacting demands of high-performance enterprise and cloud data centers.  These products are available in both fixed and modular chassis configurations and include a set of advanced features such as redundant management and fabric modules, hot-swappable line cards on our chassis-based platforms, as well as multi-speed stacking of up to 100G and flexible 10/25/40/50/100G port options on our fixed-form platforms, which makes these switches well-suited for enterprise data center environments.  Both platform types also provide redundant power supplies and fan trays to ensure high hardware availability.

These switches also provide key feature extensions for data centers through technologies that include Virtual Extensible LAN (“VXLAN”), MPLS/VPLS, and Shortest Path Bridging capabilities. Our industry-first integrated Extreme Fabric Automation (“EFA”) simplifies and adds scalability to even the highest performance environments. In addition to these capabilities, our data center switches offer innovative traffic optimization enabling virtual machine (“VM”) mobility via Layer 3 Data Center Interconnect.  Our architecture delivers tens of millions of flows for deep visibility and control over users, services, and applications to meet the analytic and policy demands of today’s business applications.

•   Cloud Native Platforms and Applications for Service Providers: 5G is the first generation of cellular technologies built on cloud-native principles, and most traditional network visibility tools cannot be easily adapted for future use cases like autonomous vehicles or industrial IoT. Because many 5G use cases are still undefined, service providers need a composable solution that provides visibility into highly distributed environments and is flexible enough to be adjusted for specific purposes as they arise without requiring expensive, time-consuming infrastructure upgrades. Extreme has introduced the 9000 series switches and related software, featuring the Extreme 9920 intelligent network visibility platform built with cloud-native design principles and a composable data pipeline to provide highly scalable traffic aggregation, packet filtering, replication, and advanced network packet processing for analytics tools in distributed network environments. The Extreme Visibility Manager has an intuitive graphical user interface to establish new rule sets and commands for all of Extreme's visibility devices. It provides full visibility into every aspect of the network, from a highly geographically dispersed environment with regions and zones to the services running on the system.

•	Customer Service and Support: Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:
o

Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers ("TACs"), located in Morrisville, North Carolina; Salem, New Hampshire; Aurora, Illinois; San Jose, California; Reading, United Kingdom; Penang, Malaysia; Brno, Czech Republic; Bangalore; Chennai, India; Seoul, Korea and Tokyo, Japan. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

o

Premier services. Premier Support is a proactive, high touch post sale support service that assists customers in managing their Extreme Networks products and network. All resources and deliverables are designed to manage day-to-day technical needs, provide analysis and recommendations while building strong customer relationships, all focused at the network level.

o

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

o

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

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2021, our worldwide sales and marketing organization consisted of 968 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in eight states within the United States and international sales offices located in 30 countries.

We sell our products primarily through an ecosystem of channel partners who combine our infinite enterprise vision and product portfolio consisting of cloud-driven applications, wired, wireless, management and analytics software products with their vertical specific offerings to create compelling information technology solutions for end-user customers. We utilize our field sales organization to support our channel partners and to sell directly to certain end-user customers, including some large enterprise and service provider global accounts.

The details of our sales and distribution channels are as follows:

•

Alliance, Original Equipment Manufacturers ("OEM") and Strategic Relationships. We have active alliance, OEM and strategic relationships with Broadcom, Barco NV, Ericsson Enterprise AB, Lenovo, Verizon, NFL, MLB, VMware and Nutanix as well as other global industry technology leaders in which our products are qualified to be included into an overall solution or reference architecture.  These tested and validated solutions are then marketed and sold by the alliance, OEM or strategic partners into their specific verticals, market segments and customers as turnkey offerings.

•

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers who may benefit from the broad service and product fulfillment capabilities offered by these distributors. Extreme maintains distribution agreements with our largest distributors, Westcon Group, Tech Data Corporation and Jenne Corporation on substantially the same material terms as we generally enter into with each of our distribution partners.  Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts and participate in various cooperative marketing programs to promote the sale of our products and services.

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

•

Field Sales. Our field sales organization is trained to sell solutions, support and develop leads for our resellers and to establish and maintain key accounts and strategic end-user customers. To support these objectives, our field sales force:

○	Assists end-user customers in finding solutions to complex network system and architecture problems;
○	Differentiates the features and capabilities of our products from competitive offerings;
○	Continually monitors and understands the evolving networking needs of enterprise and service provider customers;
○	Promotes our products and ensures direct contact with current and potential customers; and
○	Assists our resellers to drive business opportunities to closure.

Although we compete in many vertical markets, in fiscal year 2021, we have focused on the specific verticals of healthcare, education, retail, manufacturing, government, sports, and entertainment venues. Years of experience and a track record of success in the verticals we serve enables us to address industry-specific problems.

Customer Profiles:

Furthermore, in fiscal 2021, we decided to continue focus on the following customer profiles where we believe we can add the most value:

•	Customer size: Those customers with annual revenues of $100 million to $2.5 billion.
•	Target deployment: Campus deployments with 250 to 5,000 employees or education campuses with 1,000 to 15,000 students.
•	Target data centers: Data centers with 1,000 or fewer, with an emphasis on service provider networks.
•	Vertical markets: Healthcare, education, government, manufacturing, retail, and hospitality, which includes sports and entertainment venues.
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

International sales

International sales are an important portion of our business. In fiscal 2021, sales to customers outside of the United States accounted for 52% of our consolidated net revenues, compared to 52% in fiscal 2020, and 50% in fiscal 2019. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts.  The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

We operate in one segment, the development and marketing of network infrastructure equipment and related software. Information concerning revenues, results of operations and revenues by geographic area is set forth under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

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

Backlog

Our products are often sold based on standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by seasonal variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors.  Although we believe the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers, cancellations by customers which we may elect to allow without penalty to customer, and further pricing adjustments on orders from distributors.  Therefore, we do not believe our backlog, as of any particular date is necessarily indicative of actual revenues for any future period.

Our product backlog at June 30, 2021, net of anticipated back-end rebates for distributor sales, was $105.0 million, compared to $31.7 million at June 30, 2020.

Seasonality

Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon or be considered indicative of our future performance, as it has varied in the past.

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in competitive geographies. We rely upon third-party contract manufactures and (ODM) original design manufacturers (Alpha Networks, Lite-On Technology Corporation, Foxconn, Quanta, Senao Networks, Sercomm Corporation and Wistron NeWeb Corporation) to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition, geographies and geopolitical conflict in which they operate. Our arrangements with these Tier 1 manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexible capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allows us to adjust more quickly to changing end-customer demand.  We also leverage and depend on the strong Corporate and Social Responsibility policies and standards of our Tier 1 manufacturers.  The ODM manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization (“ISO”) 9001 standards. The manufacturing process and material supply chains are flexible enough to be moved to steer away from geopolitical conflicts that impact cost.

We use a collaborative sales and operations planning (“S&OP”) forecast of expected demand based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. We update these forecasts monthly to determine our material requirements.  Our manufacturing partners procure the components needed to build our products based on our demand forecasts.  This allows us to leverage the purchasing power of our manufacturing partners. Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, complexity, contract terms, demand and availability for a component at a given time. From time to time, we may experience price volatility or supply constraints for certain components that are not available from multiple qualified sources or where our suppliers are geographically concentrated. We, like the rest of our industry, are currently experiencing such a shortage in semiconductors used for our hardware.  This shortage is leading to increased costs for components and shipping.  In addition, labor shortages and facility closures related to the COVID pandemic are also causing delays and increased logistics costs. When necessary, we are often able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on our gross margin, but does not generally disrupt production. We may also acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features.

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

Our product development activities focus on solving the needs of customers in the enterprise campus by providing an end-to-end, wired and wireless network solution from the access edge to the private clouds in targeted verticals. Current activities include the continuing development of our innovative switching technology aimed at extending the capabilities of our products. Our ongoing research activities cover a broad range of areas, including, 1G, 2.5G, 5G, 10G, 25G, 40G, 50G and 100G Ethernet, routing, and resiliency protocols, open standards interfaces, software defined networks, network security, identity management, data center fabrics, and wireless networking. In addition, we continue to ramp up our investments in ML/AI technology targeting Cloud Wi-Fi, IoT anomaly detection, and autonomous networking.

We plan to continue to enhance the functionality of our network operating systems which have been designed to provide high reliability and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2021, our research and development organization consisted of 653 employees.  Research and development efforts are conducted in several of our locations, including Morrisville, North Carolina; San Jose, California; Salem, New Hampshire; Toronto, Canada; Shannon, Ireland; and Bangalore and Chennai, India.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights.  As of June 30, 2021, we had 737 issued patents in the United States and 452 patents outside of the United States.  The expiration dates of our issued patents in the United States range from 2021 to 2039.  Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology.  As of June 30, 2021, we had 25 registered trademarks in the United States and 247 registered trademarks outside of the United States.

We enter into confidentiality, inventions assignment or license agreements with our employees, consultants and other third parties with whom we do business, and control access to, and distribution of, our software, documentation and other proprietary information.  In addition, we provide our software products to end-user customers primarily under "clickwrap" license agreements.  These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Hewlett-Packard Enterprise Co., Huawei Technologies Co. Ltd., Arista Networks Inc., Juniper Networks Inc., and Ubiquiti Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

We expect to face increased competition from both traditional networking solutions companies and cloud platform companies offering Infrastructure-as-a-Service (“IaaS”) and Platform-as-a-Service (“PaaS”) products to enterprise customers. In that regard, we expect to face increased competition from certain cloud computing companies such as Amazon, Microsoft, and Google providing a cloud-based platform of data center compute and networking services for enterprise customers.

We believe Extreme is uniquely positioned to address its overarching vision of the future, the Infinite Enterprise, with its bet on industry-leading cloud solutions, automation and AI. Although we believe that our solutions and strategy will improve our ability to meet the needs of our current and potential customers, we cannot guarantee future success.

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

Fiscal year 2020

During fiscal 2020, we reduced our operating expenses by exiting a floor of our San Jose, California facility and additional space in our Salem, New Hampshire facility. We continued our initiative to realign our operations resulting from the acquisition of Aerohive and consolidating our workforce and exited the facility we acquired from Aerohive in Milpitas, California.

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

Fiscal year 2021

Along with the reduction and realignment of the headcount under the 2020 Plan, we are in the process of relocating certain lab test equipment to third-party consulting companies during fiscal 2021 and fiscal 2022.

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

Human Capital

At Extreme, we manage our human capital guided by our core values of Candor, Transparency, Curiosity, Teamwork, Ownership, and Inclusion.  We apply these principles to talent acquisition and management, compensation and benefits, and diversity and inclusion.

As of June 30, 2021, we employed 2,441 people, including 968 in sales and marketing, 653 in research and development, 117 in operations, 433 in customer support and services and 270 in finance and administration. These employees were located worldwide, with 1,249 located in the United States, 168 in other locations in the Americas, 594 in the APAC region, which includes Asia Pacific, China, South Asia and Japan, and 430 in the EMEA region, which includes Europe, Russia, Middle East and Africa.

None of our U.S. employees are subject to a collective bargaining agreement. In certain foreign jurisdictions, where required by local law or custom, some of our employees are represented by local workers’ councils and/or industry collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages due to labor disagreements.

Talent Acquisition and Management.  We strive to attract and retain the most qualified employees for each role within the Company.  To do this, we utilize various recruiting channels, including employee referrals and those targeting diverse candidates.  We on-board new employees through the New Hire Academy and encourage skill development through various role-specific training programs, career development tools, manager training, coaching, and mentorship.

Compensation and Benefits.  Our compensation philosophy is to offer a competitive compensation package designed to reward achievement of the Company’s goals.  Our short-term bonus plan is designed to motivate employees to meet half-year goals, and our employee stock purchase plan and grants of restricted stock units to eligible employees reward longer-term stock price appreciation.  Our U.S. benefits plan includes health benefits, life and disability insurance, various voluntary insurances, flexible time off and leave programs, an employee assistance plan, an educational assistance policy, and a 401(k) plan with a competitive employer match.

Diversity and Inclusion.   We believe that we gain valuable perspective that drives better decision making when we listen to diverse voices.  To foster an inclusive environment, we have expanded our employee resource groups (“ERGs”) this year to include The Women’s Council, Black at Extreme (Black/African American), LaRaza (Latino/Hispanic), Maitri (India ERG), Pride Alliance (LGBTQ+), Global Veterans Council, API (Asian Pacific Islanders), and APPs (Early in Career ERG).  We are stepping up to this challenge of fostering an inclusive environment through efforts to improve recruiting of diverse candidates, identify and support high potential employees, and retain diverse employees.  Since we started our first ERG, our Women’s Leadership Council, we have increased the number of women employees and our female leadership.  We are striving to increase the number of African-American/Black employees and Hispanic employees by the end of calendar year 2025, and to increase the number of women and underrepresented groups within our management teams.

Organization

We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 2121 RDU Center Drive, Suite 300, Morrisville, NC 27560 and our telephone number is (408) 579-2800.  We electronically file our Securities Exchange Commission (“SEC”) disclosure reports with the SEC and they are available free of charge at both www.sec.gov and www.extremenetworks.com.

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

Item 1A. Risk Factors

We face a number of risks and uncertainties which may have a material and adverse effect on our business, operations, industry, financial condition, results of operations or future financial performance. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, results of operations, industry, financial position and financial performance in the future.

Risks Related to Our Business, Operations, and Industry

We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs.

We currently purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. At present, semiconductor chips are currently in high demand with limited supply, which is resulting in higher component costs, higher delivery costs for expedited shipments, and significantly longer than usual lead times for these components. If we are unable to mitigate these effects, this could have a material adverse effect on our ability to meet customer orders. Our principal sole-source components include:

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

Our top ten suppliers accounted for a significant portion of our purchases during the year. Given the significant concentration of our supply chain, particularly with certain sole or limited source providers, any significant interruption by any of the key suppliers or a termination of a relationship could temporarily disrupt our operations.  Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition. We do not have any material agreements fixing long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components from our suppliers as incorporated in our products may not meet the quality requirements of our customers.

The extended factory closures in China and Mexico and the disruption of distribution facilities in El Paso, Texas in the wake of the COVID-19 outbreak reduced the capacity of our supply chain and may continue to do so. See also the risk factor below, “The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.”

Our dependence on a few manufacturers and third parties for our manufacturing, warehousing, and delivery requirements could harm our business, financial condition, and operating results.

We primarily rely on our manufacturing partners: Alpha Networks; Senao Networks; Foxconn; Delta Networks, Wistron NeWeb Corporation, Sercomm Corporation, Quanta, and select other partners to manufacture our products. We have experienced delays in product shipments from some of our partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer or other partner, any of which could have a material adverse effect on our business and operating results. In addition, any natural disaster, pandemic, or business interruption to our manufacturing partners could significantly disrupt our business. While we maintain strong relationships with our manufacturing and other partners, our agreements with these manufacturers are generally of limited duration and pricing, quality and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners or find replacements for them in a timely manner could adversely affect our business.  We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

In addition, a portion of our manufacturing is performed in China and is therefore subject to risks associated with doing business outside of the United States, including geopolitical risk and the possibility of additional import tariffs. The United States government has previously announced import tariffs on goods manufactured in China. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by continuing to increase our costs and by making our products less competitive. We may not be able to pass such increased costs on to our customers. In addition, any relocation of contract manufacturing facilities to locations outside of China may increase our costs and could impact the global competitiveness of our products.

The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.

The novel coronavirus, known as COVID-19, has spread around the world and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The spread of COVID-19 and new variants continues to have, a material negative impact on our business, financial condition and results of operations. Current and potential impacts include, but are not limited to, the following:

•	our component suppliers and contract manufacturers have been negatively affected by the economy, which may result in product delays and changes in pricing and service levels;
•

the potential for extended closures and slow ramp up of capacity of many factories in Taiwan and China, where our products and the components and subcomponents used in the manufacture of our equipment are manufactured, continue to create potential supply chain disruptions for Extreme;

•	supply and transportation costs have increased, and may continue to increase, as alternate suppliers are sought;
•

airport closures, labor shortages at airports and reductions in passenger flights have has reduced capacity and has led to a backlog of freight at airport terminals, causing further disruptions to the supply chain;

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

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 and new variants impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the affected areas, business closures or business disruptions and the effectiveness of actions taken in the affected areas to contain and treat the disease.

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

•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;
•	political and economic turbulence or uncertainty;
•	terrorism, war or other armed conflict;
•	compliance with U.S. and other applicable government regulations prohibiting certain end-uses and restrictions on trade with embargoed or sanctioned countries with denied parties;
•	difficulty in conducting due diligence with respect to business partners in certain international markets;
•	increased complexity of accounting rules and financial reporting requirements;
•	fluctuations in local economies;
•	differing privacy regulations, data localization requirements, and restrictions on cross-border data transfers; and
•	natural disasters and epidemics.

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

There are compliance risks associated with complex tariff regulations and export control laws.  If we fail to comply with these laws and regulations, we could incur penalties and sanctions from governments, and could be restricted from exporting products.

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

If we fail to anticipate technological shifts, market needs and opportunities, and develop products, product enhancements and business strategies that meet those technological shifts, needs and opportunities in a timely manner or if they do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

The markets for our products are constantly evolving and characterized by rapid technological change, frequent product introductions, changes in customer requirements, evolving industry standards, and continuous pricing pressures.

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

The cloud networking market is rapidly evolving. If this market does not evolve as we anticipate, our target end customers do not adopt our cloud networking solutions, or we are unable to effectively transition to a cloud-based model, we may not be able to compete effectively, and our ability to generate revenues will suffer.

The cloud networking market is the fastest growing segment of the networking industry. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger networks and have increased the use of virtualization and cloud computing. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our channel partners and end customers more effectively and economically than those of other competitors or existing technologies.  If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy network switching products, if end customers do not recognize the benefits that our solutions provide, or we are unable to successfully pivot our business to a cloud-based model, then our potential for growth in this cloud networking market could be adversely affected.  In addition, if the transition to a cloud-based model takes a significant amount of time, we run the risk of affecting our current core revenue streams.

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

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition because our expense levels are based on our expectations as to future revenues and, to a large extent, are fixed in the short term. Under specified conditions, some third-party distributors are allowed to return products to us and unexpected returns could adversely affect our business, financial condition, and results of operations.

In some cases, our channel partners and other indirect distribution channels were negatively impacted by COVID-19 and the resulting economic decline could continue.  If the COVID-19 pandemic accelerates or continues at a level that causes concern within other markets, our sales could be impacted.

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

In the ordinary course of business, we store data, including intellectual property, and our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks and/or cloud-based services on an ongoing basis. Despite our security measures, our supply chain, information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. In addition, our products and services may be the targets of cyber-attacks that attempt to sabotage or otherwise disable them, or our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Any such breach could compromise our products, networks or cloud-based services, creating system disruptions, slowdowns or even shutdowns, and exploiting security vulnerabilities of our products, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time.

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

Risks Related to Financial Matters

We cannot assure future profitability, and our financial results may fluctuate significantly from period to period.

We have reported net income for the first time in our eight most recent fiscal years. Even in years when we reported profits, we may not have been profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year.  Even if we are profitable, our operating results may fall below our expectations and those of our investors, which could cause the price of our stock to fall.

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

These actions could have a material adverse effect on our business, financial condition, and operating results or the price of our common stock. For example, on August 6, 2021, we executed a put option agreement to acquire Ipanematech SAS, the SD-WAN division of  InfoVista SAS, for EUR 60 million in cash consideration.

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

Our ability to realize the anticipated benefits of any current and future acquisitions, divestitures and investment activities also entail numerous risks, including, but not limited to:

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

In the past, the trading price of shares of our common stock has fluctuated significantly. This could continue as we or our competitors announce new products, our results or those of our customers or competition fluctuate, conditions in the networking or semiconductor industry change, conditions in the global economy change, particularly in light of the COVID-19 impact, or when investors change their sentiment toward stocks in the networking technology sector.

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

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Hewlett-Packard Enterprise Company, Juniper Networks, Huawei Technologies Co. Ltd., Arista Networks, Inc., Commscope Corp., and Ubiquiti Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Further, many of our competitors have made substantial investments in hardware networking capabilities and offerings.  These competitors may be able to gain market share by leveraging their investments in hardware networking capabilities to attract customers at lower prices or with greater synergies. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

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

One of our key differentiators is the quality of our support and services.  Our failure to continue to provide high-quality support and services could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our credit facilities impose financial and operating restrictions on us and if we fail to meet our payment or other obligations under our 2019 Credit Agreement (as defined below), the lenders under such 2019 Credit Agreement, as amended, could foreclose on, and acquire control of, substantially all of our assets.

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

Our 2019 Credit Agreement also requires us to achieve and maintain compliance with specified financial ratios and certain liquidity and revenue metrics. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios or metrics could result in a default under our 2019 Credit Agreement. The lenders under our 2019 Credit Agreement also have the right in the event of a breach of the restrictive covenants to terminate any commitments they have to provide further borrowings.

Further, our 2019 Credit Agreement is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our 2019 Credit Agreement are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due or comply with other obligations and covenants under our 2019 Credit Agreement, the lenders under our 2019 Credit Agreement will have the right to proceed against these pledged capital stock and take control of substantially all of our assets.

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

Regulatory, Tax and Legal Risks

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

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software) and other intellectual property rights. As we have grown, we have, and may continue to, experience greater revenues and increased public visibility, which may cause competitors, customers, and governmental authorities to be more likely to initiate litigation against us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, or internationally prohibiting us from exporting, in the case of China, or importing our products, in the case of Germany, the lack of predictability of such awards and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Furthermore, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenues from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

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

We are a multinational company subject to income tax as well as non-income-based taxes in various jurisdictions including Ireland, where we have an operating company supporting our business in most non-United States jurisdictions.  Our income taxes are subject to volatility and could be adversely affected by several factors including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates, expiration of or lapses in the research and development tax credit laws, transfer pricing adjustments in the various jurisdictions we do business, tax effects of nondeductible compensation, including stock-based compensation, changes in accounting principles and imposition of withholding or other taxes on payments by subsidiaries or customers.

Significant judgment is required to determine our worldwide provision for income taxes.  In the ordinary course of business, there are many transactions where the ultimate tax determination is uncertain.  Additionally, our calculations of income taxes payable, currently and on a deferred basis, are based on our interpretation of applicable tax laws in the jurisdictions in which we are required to file tax returns. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Changes in tax laws and regulations and the interpretation of such laws and regulations, including taxation of earnings internationally, the introduction of base erosion and anti-abuse tax and the disallowance of tax deductions for certain expenses, as well as changes that may be enacted in the future could materially impact our tax provision, cash tax liability and effective tax rate. This includes the potential impact of recently proposed US corporate tax legislation if enacted.  The Organization for Economic Co-operation and Development, an international association of 37 countries including the United States, has proposed changes to numerous long-standing tax principles.  These Base Erosion and Profit Shifting proposals, or BEPS Action Plan, include fifteen Actions to address BEPS in a comprehensive manner and represents a significant change to the international corporate tax landscape. These proposals, as adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.

A change in our future effective tax rate, including from the release of the valuation allowances recorded against our net US and Irish deferred tax assets may create volatility in our calculated tax expense. Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to Section 382 of the U.S. Internal Revenue Code.  If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income and therefore create a material adverse impact on our results of operations.  On April 26, 2012, we adopted the Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC as the rights agent (the “Restated Rights Plan”), which was extended annually through 2021, to help protect our assets. On May 17, 2021, we adopted an Amended and Restated Tax Benefit Preservation Plan (the “2021 Tax Benefit Preservation Plan”), which is subject to shareholder approval. In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our Board, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. Our 2021 Tax Benefit Preservation Plan is effective through May 17, 2024, unless it is rejected by shareholders, in which case, it will terminate on May 17, 2022.

Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service, Irish Revenue, and other tax authorities globally. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance that such determinations by us are in fact adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material, adverse impact on our business, financial condition, and results of operations.

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

Our bylaws, as amended, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholders to us, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws further provide that the federal district courts of the United States shall be the exclusive forum for any cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers other employees and stockholders. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our 2021 Tax Benefit Preservation Plan provides that if a single stockholder (or group) acquires more than 4.95% of our outstanding common stock without a waiver from our Board, each holder of one share of our common stock (other than the stockholder or group who acquired in excess of 4.95% of our common stock) may purchase a fractional share of our preferred stock that would result in substantial dilution to the triggering stockholder or group. Accordingly, although this plan is designed to prevent any limitation on the utilization of our net operating losses by avoiding issues raised under Section 382 of the U.S. Internal Revenue Code, the 2021 Tax Benefit Preservation Plan could also serve as a deterrent to stockholders wishing to effect a change of control.

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

General

Natural or man-made disasters, acts of war or terrorism, pandemics, technological disruptions or other events beyond our control could disrupt our operations and harm our business, financial condition and results of operations.

We have major offices in North Carolina, California, New Hampshire in the United States, and in Bangalore, India, Thornhill, Canada, Shannon, Ireland and Reading, United Kingdom.  Historically, each location has been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods and tropical storms, which at times have disrupted the local economy and posed physical risks to our property. We have contract manufacturers located in Taiwan and Mexico where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our contract manufacturer.  Global shipping could be disrupted by natural disasters, which would impede our ability to get product to our customers.  Climate change may exacerbate the frequency or severity of such natural disasters.

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

Civil unrest, riots, pandemics and other systemic disruptions could disrupt demand for products, supply chain, or distribution and could negatively impact our costs or revenue. Such disruptions to the availability or integrity of utilities, transportation infrastructure, or the internet could have significant macroeconomic impacts, decreasing demand for our products and impacting our ability to get them to market.  As a result, our financial situation and operating results would be negatively affected.

See also, “The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Morrisville, North Carolina where we currently lease approximately 54,530 square feet of space under a lease agreement that expires in fiscal year 2023.

In addition to our headquarters in Morrisville, we lease additional sites in the United States, including facilities in Salem, New Hampshire and San Jose, California for research and development, sales and marketing and administrative offices. Outside the United States, we also lease office space in various other international geographic locations for research and development, sales and service personnel and administration in other Americas, EMEA and APAC, including Bangalore, India, Chennai, India, Markham, Canada, Reading, United Kingdom, and Shannon, Ireland.

As of June 30, 2021, we have leased approximately 1.0 million square feet of space with various expiration dates between fiscal year 2020 and fiscal 2028. We believe that our current facilities are sustainable and adequate to meet our current needs and the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

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

As of August 20, 2021, there were 172 stockholders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our year ended June 30, 2021 Annual Meeting of Stockholders no later than 120 days after the end of the fiscal year covered by this report.

STOCK PRICE PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and the NASDAQ US Benchmark Computer Hardware TR Index commencing July 1, 2016 and ending on June 30, 2021. The NASDAQ US Benchmark TR index replaces the NASDAQ Stock Market (US Companies) Index and the NASDAQ US Benchmark Computer Hardware TR index replaces the NASDAQ Computer Manufacturers Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP indexes has been included with data through 2020. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Data and graph are calculated from CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and Nasdaq Computer Manufacturers Securities, Center for Research in Security Prices (CRSP), Booth School of Business, and The University of Chicago. Index data Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. Selected Financial Data

The selected consolidated statement of operations data for the years ended June 30, 2021, 2020 and 2019 and the consolidated balance sheet data as of June 30, 2021 and 2020 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the years ended June 30, 2018 and 2017 and the consolidated balance sheet data as of June 30, 2019, 2018 and 2017 are derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected financial data below should be reviewed in conjunction with the Consolidated Financial Statements in Item 8 and related Notes, as well as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth selected consolidated statement of operations (in thousands, except per share amounts):

	Year Ended June 30,
	2021	2020	2019	2018		2017
Consolidated Statements of Operations Data:
Net revenues	$1,009,418	$948,019	$995,789	$983,142	(2)	$607,084
Operating income (loss) (1)	$34,376	$(98,899)	$(14,726)	$(38,210)		$6,040
Net income (loss)	$1,936	$(126,845)	$(25,853)	$(46,792)		$(1,744)
Net income (loss) per share – basic	$0.02	$(1.06)	$(0.22)	$(0.41)		$(0.02)
Net income (loss) per share – basic and diluted	$0.02	$(1.06)	$(0.22)	$(0.41)		$(0.02)
Shares used in per share calculation – basic	124,019	119,814	117,954	114,221		108,273
Shares used in per share calculation – diluted	127,669	119,814	117,954	114,221		108,273
(1)	Operating income (loss) include the following operating expenses (in thousands):
	Year Ended June 30,
	2021	2020	2019	2018	2017
Acquisition and integration costs	$1,975	$32,073	$3,444	$53,900	$13,105
Restructuring, impairment, and related charges	$2,625	$22,011	$5,090	$8,140	$8,896
Amortization of intangibles	$6,110	$8,425	$6,346	$8,715	$8,702
(2)	The significant increase in net revenues during the year ended June 30, 2018 was primarily due to the acquisitions of the Campus Fabric and Data Center Businesses.

The following table sets forth selected consolidated balance sheets data (in thousands):

	As of June 30,
	2021	2020		2019	2018		2017
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$246,894	$193,872		$169,607	$122,598		$130,450
Inventories	$32,885	$62,589		$63,589	$63,867	(1)	$47,410
Total assets	$1,010,093	$979,088	(2)	$756,874	$770,248	(1)	$459,700
Deferred revenue	$345,584	$291,187		$203,242	$174,525	(1)	$104,341
Debt, net of issuance costs	$339,586	$411,101	(2)	$178,750	$197,756	(1)	$92,702
Other long-term liabilities	$18,373	$30,085		$56,107	$65,235	(1)	$15,102
Common stock and additional paid-in capital	$1,078,735	$1,035,168		$986,894	$942,397		$909,155
Accumulated deficit	$(978,343)	$(980,279)		$(853,434)	$(828,078)		$(781,286)
(1)

The significant increases in inventories, total assets, deferred revenue, debt and other long-term liabilities during the year ended June 30, 2018 was primarily due to the acquisitions of the Campus Fabric and Data Center Businesses.

(2)	The significant increase in total assets and debt during the year ended June 30, 2020 was primarily due to the acquisition of Aerohive.

Quarterly Financial Data (Unaudited)

Quarterly results for the years ended June 30, 2021 and 2020 are as follow (in thousands, except per share amounts).

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net revenues	$278,088	$253,400	$242,128	$235,802
Gross profit	$161,100	$148,813	$140,192	$135,018
Net income (loss) (1)	$10,326	$3,472	$(3,050)	$(8,812)
Net income (loss) per share – basic and diluted	$0.08	$0.03	$(0.02)	$(0.07)

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019

Net revenues	$215,522	$209,519	$267,472	$255,506
Gross profit	$120,590	$111,335	$148,671	$137,243
Net loss (1)	$(21,217)	$(44,352)	$(23,538)	$(37,738)
Net loss per share – basic and diluted	$(0.18)	$(0.37)	$(0.20)	$(0.31)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

(1)	Net income (loss) includes the following operating expenses (in thousands):
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Acquisition and integration costs	$—	$—	$—	$1,975
Restructuring, impairment, and related charges	$504	$425	$695	$1,001
Amortization of intangibles	$1,406	$1,406	$1,506	$1,792

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Acquisition and integration costs	$1,998	$5,156	$8,994	$15,925
Restructuring, impairment, and related charges	$2,604	$6,648	$6,622	$6,137
Amortization of intangibles	$2,059	$2,059	$2,377	$1,930

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

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we”, “us” and “our”) is a leading provider of networking software, hardware and services and offers related maintenance contracts for extended warranty and maintenance to our enterprise, data center and service provider customers.  We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999.  We recently changed our corporate headquarters from San Jose, California to Morrisville, North Carolina. We derive substantially all of our revenues from the sale of our networking software, hardware and services, and related maintenance contracts.

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

Acquisition

Ipanematech SAS

On August 6, 2021, we along with our subsidiary, Extreme Networks Ireland Holding Ltd, (“Ireland Holding”) entered into a put option agreement with InfoVista SAS, relating to the transfer of ownership of Ipanematech SAS (“Ipanematech”) to Ireland Holding. Appended to the put option agreement is a form of sale and purchase agreement which provides for the acquisition at a fixed purchase price of €60 million (approximately $73 million based on the currency exchange rate as of the time of the announcement), payable at closing of the acquisition.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Ipanematech will be recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of Ipanematech will be included in our operations beginning with the closing date. As of the date of the filing of this Form 10-K, the initial purchase price allocation has not been prepared as the acquisition has not been completed.

For the fiscal year ended June 30, 2021, the transaction costs related to this acquisition were immaterial and were included in “General and administrative” expenses in the consolidated statements of operations.

Aerohive Networks, Inc

On August 9, 2019 (the “Closing Date”), we completed our acquisition of Aerohive, a publicly held network company, for $263.6 million in cash consideration and assumption of certain employee equity awards.

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

During the fiscal year ended June 30, 2021, 2020 and 2019, we recognized related transaction costs of $2.0 million, $32.1 million and $0.8 million, respectively, which is included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

Results of Operations

Following is a summary of our results of operations during fiscal year ended June 30, 2021:

•	Net revenues of $1,009.4 million, increased 6.5% from fiscal 2020 net revenues of $948.0 million.
•	Product revenues of $699.4 million, increased 7.0% from fiscal 2020 product revenues of $653.7 million.
•	Service revenues of $310.0 million, increased 5.3% from fiscal 2020 service revenues of $294.4 million.
•	Total gross margin of 58.0% of net revenues in fiscal 2021, compared to 54.6% in fiscal 2020.
•	Operating income of $34.4 million, compared to operating loss of $98.9 million in fiscal 2020.
•	Net income was $1.9 million in fiscal 2021, compared to a net loss of $126.8 million in fiscal 2020.
•

Cash flow provided by operating activities of $144.5 million, compared to cash flow provided by operating activities of $35.9 million in fiscal 2020, an increase of $108.7 million.  Cash was $246.9 million as of June 30, 2021, an increase of $53.0 million compared to the end of fiscal 2020.

Net Revenues

The following table presents net product and service revenues for the fiscal year ended June 30, 2021, 2020 and 2019 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
Net revenues:
Product	$699,396	$653,651	$45,745	7.0%	$653,651	$747,571	$(93,920)	(12.6)%
Percentage of net revenues	69.3%	68.9%			68.9%	75.1%
Service and subscription	310,022	$294,368	15,654	5.3%	$294,368	$248,218	46,150	18.6%
Percentage of net revenues	30.7%	31.1%			31.1%	24.9%
Total net revenues	$1,009,418	$948,019	$61,399	6.5%	$948,019	$995,789	$(47,770)	(4.8)%

Product revenues increased $45.7 million or 7.0% for the year ended June 30, 2021, compared to fiscal 2020. The product revenues increase for the year ended June 30, 2021 as compared to fiscal 2020 was primarily due to the lower revenue in fiscal 2020 which was due to the impact of COVID-19 on global demand across all geographies, which began in the second half of fiscal 2020 and continued to impact through the first two quarters in fiscal 2021. We saw growth in our product revenues starting in the third quarter of fiscal 2021 as the economy started to recover from the impact of COVID-19 with the availability of vaccinations and loosening of restrictions.

Product revenues decreased $93.9 million or 12.6% for the year ended June 30, 2020, compared to  fiscal 2019. Product revenues were impacted in the second half of fiscal 2020 by a material slow-down in global demand as most of Extreme's largest end markets enacted quarantine and social distancing protocols. Supply constraints, along with additional logistics related challenges in certain countries due to border closures, also contributed to the shortfall. The decline in such revenues was partially offset by growth relating to the acquisition of Aerohive.

Service and subscription revenues increased $15.7 million or 5.3% for the year ended June 30, 2021, compared to fiscal 2020. The increase in service and subscription revenues was primarily due to the growth in subscription revenues.

Service and subscription revenues increased $46.2 million or 18.6% for the year ended June 30, 2020, compared to fiscal 2019. The increase in service and subscription revenues was primarily attributable to growth related to the acquisition of Aerohive.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. The following table presents the total net revenues geographically for the fiscal years ended 2021, 2020 and 2019 (dollars in thousands):

	Year Ended				Year Ended
Net Revenues	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
Americas:
United States	$485,471	$459,769	$25,702	5.6%	$459,769	$498,705	$(38,936)	(7.8)%
Other	48,049	39,633	8,416	21.2%	39,633	42,896	(3,263)	(7.6)%
Total Americas	533,520	499,402	34,118	6.8%	499,402	541,601	(42,199)	(7.8)%
Percentage of net revenues	52.9%	52.7%			52.7%	54.4%
EMEA	387,545	357,201	30,344	8.5%	357,201	358,327	(1,126)	(0.3)%
Percentage of net revenues	38.4%	37.7%			37.7%	36.0%
APAC	88,353	91,416	(3,063)	(3.4)%	91,416	95,861	(4,445)	(4.6)%
Percentage of net revenues	8.8%	9.6%			9.6%	9.6%
Total net revenues	$1,009,418	$948,019	$61,399	6.5%	$948,019	$995,789	$(47,770)	(4.8)%

We rely upon multiple channels of distribution, including distributors, direct resellers, OEMs and direct sales.  Revenues through our distributor channel were 77% of total product revenues in fiscal 2021, 73% of total product revenues in fiscal 2020 and 70% in fiscal 2019.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of net revenues for the fiscal years ended 2021, 2020 and 2019 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
Gross profit:
Product	$389,438	$327,318	$62,120	19.0%	$327,318	$401,353	$(74,035)	(18.4)%
Percentage of product revenues	55.7%	50.1%			50.1%	53.7%
Service and subscription	195,685	190,521	5,164	2.7%	$190,521	$149,882	40,639	27.1%
Percentage of service and subscription revenues	63.1%	64.7%			64.7%	60.4%
Total gross profit	$585,123	$517,839	$67,284	13.0%	$517,839	$551,235	$(33,396)	(6.1)%
Percentage of net revenues	58.0%	54.6%			54.6%	55.4%

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

Product gross profit increased to $389.4 million for the year ended June 30, 2021, from $327.3 million in fiscal 2020, primarily due to increased revenues along with lower distribution charges of $11.4 million, which were mainly due to decreased tariffs on manufactured products imported from China and sold to U.S. customers, lower excess and obsolete inventory charges of $9.9 million, lower warranty costs of $7.9 million and lower expensing of the fair value step-up of inventories acquired from Aerohive of $7.3 million.

Product gross profit decreased to $327.3 million for the year ended June 30, 2020, from $401.4 million in fiscal 2019, primarily due to lower product revenues, the expensing of the fair value step-up of inventories acquired from Aerohive of $7.2 million, higher distribution charges of $5.6 million, higher amortization of intangible assets of $4.2 million and higher excess and obsolete inventory charges of $3.3 million.  This was partially offset by more favorable manufacturing costs due to cost reduction efforts, lower warranty costs of $3.2 million and lower royalty payments of $1.2 million.

Our cost of service revenues consist primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts.

Service and subscription gross profit increased to $195.7 million for the year ended June 30, 2021, from $190.5 million in fiscal 2020, primarily due to higher service and subscription revenues partially offset by higher personnel costs and increased cloud service costs.

Service and subscription gross profit increased to $190.5 million for the year ended June 30, 2020, from $149.9 million in fiscal 2019, primarily due to a higher level of service revenues related to the acquisition of Aerohive, partially offset by higher service material costs and personnel costs due to increased headcount to support acquired contracts as well as higher amortization of intangible assets of $3.0 million for the fiscal year ended June 30, 2020.

Operating Expenses

The following table presents operating expenses and operating income (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
Research and development	$196,995	$209,606	$(12,611)	(6.0)%	$209,606	$210,132	$(526)	(0.3)%
Sales and marketing	276,841	283,632	(6,791)	(2.4)%	283,632	285,326	(1,694)	(0.6)%
General and administrative	66,201	60,991	5,210	8.5%	60,991	55,623	5,368	9.7%
Acquisition and integration costs	1,975	32,073	(30,098)	(93.8)%	32,073	3,444	28,629	831.3%
Restructuring and related charges	2,625	22,011	(19,386)	(88.1)%	22,011	5,090	16,921	332.4%
Amortization of intangibles	6,110	8,425	(2,315)	(27.5)%	8,425	6,346	2,079	32.8%
Total operating expenses	$550,747	$616,738	$(65,991)	(10.7)%	$616,738	$565,961	$50,777	9.0%

The following table highlights our operating expenses and operating loss as a percentage of net revenues:

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Research and development	19.5%	22.1%	21.1%
Sales and marketing	27.4%	29.9%	28.7%
General and administrative	6.6%	6.4%	5.6%
Acquisition and integration costs	0.2%	3.4%	0.3%
Restructuring and related charges	0.3%	2.3%	0.5%
Amortization of intangibles	0.6%	0.9%	0.6%
Total operating expenses	54.6%	65.1%	56.8%
Operating income (loss)	3.4%	(10.4)%	(1.5)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $12.6 million or 6.0% for year ended June 30, 2021 as compared to fiscal 2020. The decrease in research and development expenses was due to a $16.5 million decrease in personnel costs primarily due to lower headcount as a result of the cost reduction actions taken in fiscal 2020, a $5.2 million decrease in facility and information technology costs, a $2.6 million decrease in third-party software licenses and engineering project costs and a $2.0 million decrease in travel due to COVID-19, equipment and other expenses, partially offset by a $13.7 million increase in professional and contractor fees.

Research and development expenses remained relatively flat for the year ended June 30, 2020 as compared to fiscal 2019. There was a $2.2 million decrease in personnel and related compensation costs, $1.0 million decrease in equipment related costs, and $1.0 million decrease in travel, supplies and facility and information technology costs, offset by a $4.0 million increase in engineering projects costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs (which consists of compensation, benefits and stock-based compensation) and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $6.8 million or 2.4% for the year ended June 30, 2021, as compared to fiscal 2020. The decrease was primarily due to a $8.7 million decrease in travel costs due to COVID-19, a $4.9 million decrease in professional and recruiting fees, a $3.2 million decrease in third-party software and equipment related costs, partially offset by a $8.4 million increase in personnel costs primarily commissions and benefits and a $1.6 million increase in facility and information technology costs.

Sales and marketing expenses decreased by $1.7 million or 0.6% for the year ended June 30, 2020, as compared to fiscal 2019. The decrease was primarily due to a $8.6 million decrease in travel, marketing, meeting and conference costs partially offset by a $3.0 million increase in personnel and related costs, a $2.1 increase in software, supplies and equipment costs, and a $1.8 million increase in facility and information technology costs.

General and Administrative Expenses

General and administrative expense consists primarily of personnel costs (which consists of compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $5.2 million or 8.5% for the year ended June 30, 2021, as compared to fiscal 2020.  The increase in general and administrative expenses during fiscal 2021 was primarily due to a $7.4 million increase in personnel costs primarily compensation benefits and stock-based compensation expenses, partially offset by a $2.2 million decrease in third-party software and equipment related costs.

General and administrative expenses increased by $5.4 million or 9.7% for the year ended June 30, 2020, as compared to fiscal 2019.  The increase in general and administrative expenses during fiscal 2020 was primarily due to a $5.4 million increase in personnel and related costs.

Acquisition and Integration Costs

As a result of our acquisitions of Aerohive in fiscal 2020 and the Campus Fabric, Data Center, and Capital Financing Businesses in fiscal 2018, we incurred $2.0 million, $32.1 million and $3.4 million of acquisition and integration costs in fiscal years ended 2021, 2020 and 2019, respectively.

For fiscal 2021, we incurred $2.0 million of integration costs which consisted primarily of additional professional fees for system integration and financial services related to the Aerohive acquisition which are now complete.

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

Restructuring and Related Charges

During fiscal years ended 2021, 2020 and 2019, we recorded restructuring, impairment, and related charges, net of reversals, of $2.6 million, $22.0 million and $5.1 million, respectively.

Fiscal year ended 2021

During fiscal 2021, We continued our cost reduction initiative began in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of  $1.5 million, related to the 2020 Plan.  In addition, we had facility-related charges of  $1.1 million, related to our previously impaired facilities.

Fiscal year ended 2020

During fiscal 2020, we reduced our current and future operating expenses by exiting a floor of a building in our San Jose, California facility and consolidating our workforce. Also, we exited additional space in our Salem, New Hampshire facility, which includes general office and lab space. We continued our initiative to realign our operations resulting from the acquisition of Aerohive by consolidating our workforce and exiting the facility acquired from Aerohive in Milpitas, California which included general office and lab space.

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

Costs associated with the 2019 Plan were primarily comprised of employee severance and benefits expenses, relocation of personnel and equipment and exit of excess facilities.

Amortization of Intangibles

During fiscal years ended 2021, 2020 and 2019, we recorded $6.1 million, $8.4 million and $6.3 million, respectively, of amortization expenses in operating expenses primarily for certain intangibles related to the acquisitions of the Aerohive, Campus Fabric, Data Center and WLAN Businesses and Enterasys. The decrease in amortization expense in fiscal 2021 from fiscal 2020 was primarily due to certain acquired intangibles from previous acquisitions becoming fully amortized, partially offset by an increase from full period amortization of acquired intangibles from the Aerohive acquisition. The increase in amortization expense in fiscal 2020 from fiscal 2019 was primarily due to amortization of acquired intangibles from the Aerohive acquisition, partially offset by lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Income

Interest income was $0.4 million, $1.4 million and $2.2 million in fiscal years ended 2021, 2020 and 2019, respectively, representing a decrease of $1.0 million in fiscal 2021 from fiscal 2020 and a decrease of $0.8 million in fiscal 2020 from fiscal 2019. The decreases in fiscal 2021 from fiscal 2020 and 2020 from 2019 were due to lower interest rates and lower invested fund balances.

Interest Expense

We incurred $22.9 million, $23.8 million, and $12.6 million of interest expense for fiscal 2021, 2020 and 2019, respectively. The decrease in interest expense in fiscal year ended June 30, 2021 was primarily driven by lower average loan balances and lower average rates under our 2019 Credit Agreement. The increase in interest expense in fiscal year ended June 30, 2020 was primarily driven by higher outstanding loan balances and other charges due to refinancing our 2018 Credit Agreement in August 2019 in connection with our acquisition of Aerohive.

Other Income (Expense), net

We incurred other expense of $1.7 million and $0.8 million in fiscal years ended 2021 and 2019, respectively, and other income of $0.7 million in fiscal 2020. The other expense for fiscal 2021 was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars. The other income for fiscal 2020 was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars. The other expense for fiscal 2019 was primarily losses on the sale of equity investments.

Provision (Benefit) for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions.  Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of i) foreign income taxes of our international subsidiaries, ii) foreign withholding taxes, iii) state taxes, and iii) the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions. For the fiscal years ended 2021 and fiscal 2020, we recorded income tax provisions of $8.2 million, and $6.4 million, respectively, and in fiscal 2019 we reflected a tax benefit of less than $0.1 million.

For fiscal 2021 and 2020, our tax provision primarily related to taxes on our foreign operations, including foreign withholding taxes remitted to foreign tax authorities by customers on our behalf, tax expense related to the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business and state taxes in states where we have exhausted available Net Operating Losses (“NOLs”) or are subject to certain franchise taxes qualifying as income tax under the relevant tax accounting guidance.

In fiscal 2020 we recognized a $75 million U.S. tax gain on the transfer of non-American Aerohive intellectual property (“IP”) rights which was fully offset by existing U.S. NOLs.  Given the full U.S. valuation allowance against our U.S. deferred tax assets, this transaction did not impact net tax expense or the overall tax rate.

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

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of our products held in their inventory. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business and they submit rebate requests for our pre-approval prior to selling the product through at the discounted price.  At the time the distributor invoices our customer or soon thereafter, the distributor submits a rebate claim to us to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After we verify that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, we consider these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are estimated using the expected value method based on historical return rates.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Certain of our contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on our relative standalone selling price.  The stand-alone selling prices are determined based on the prices at which we separately sell these products.  For items that are not sold separately, we estimate the stand-alone selling prices using other observable inputs.

Our performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided.  Substantially all of our product sales revenues as reflected on the consolidated statements of operations for the years ended 2021, 2020 and 2019 are recognized at a point in time. Substantially all of our service and subscription revenues are recognized over time.  For revenues recognized over time, we use an input measure, days elapsed, to measure progress.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash and working capital (in thousands):

	June 30, 2021	June 30, 2020
Cash	$246,894	$193,872
Working capital	$31,895	$16,386

As of June 30, 2021, our principal sources of liquidity consisted of cash of $246.9 million, accounts receivable, net of $156.5 million and available borrowings under our five-year 2019 Revolving Facility (as defined below) of $60.2 million.  We anticipate our principal uses of cash for fiscal 2022 will be purchases of finished goods inventory from our contract manufacturers, payroll, payments under debt obligations and related interest, purchases of property and equipment, Ipanematech business acquisition and related costs and other operating expenses related to the development and marketing of our products.  We believe that our existing cash, cash flows from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of our shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. In February 2020 the Board increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchases for three years from February 5, 2020. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, and Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate us to acquire any shares of our common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. There were no repurchases during the year ended June 30, 2021.

In connection with the acquisition of Aerohive, as discussed in Note 4 of the accompanying consolidated financial statements, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380.0 million and a 5-year revolving loan facility in an aggregate principal amount of $75.0 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

On April 8, 2020, we entered into the first amendment to our 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, we entered into the second amendment to the 2019 Credit Agreement (the “Second Amendment”) which superseded the First Amendment and provided certain revised terms and financial covenants effective through March 31, 2021. Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement resumed effect. The Second Amendment required us to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021.  Under the terms of the Second Amendment, we were not permitted to exceed $55.0 million in our outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate was 4.5% and we were restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until we came back into compliance with the original covenants of the 2019 Credit Agreement. On November 3, 2020, we and our lenders entered into the Third Amendment to increase the sublimit for letters of credit to $20.0 million. On December 8, 2020, we and our lenders entered into the Fourth Amendment to waive and amend certain terms and financial covenants within the 2019 Credit Agreement through March 31, 2021.

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve month period ended March 31, 2021 our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Form 10-Q for the quarterly period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019 resulted in our Eurodollar loan spread decreasing from 4.5% during the Suspension Period to 2.75%, the unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Net cash provided by operating activities	$144,535	$35,884	$104,945
Net cash used in investing activities	(17,176)	(189,477)	(21,809)
Net cash (used in) provided by financing activities	(74,782)	178,492	(34,442)
Foreign currency effect on cash	445	(634)	(226)
Net increase in cash	$53,022	$24,265	$48,468

Cash was $246.9 million at June 30, 2021, representing an increase of $53.0 million from $193.9 million at June 30, 2020. This increase was primarily due to cash provided by operations of $144.5 million partially offset by cash used in financing activities of $74.8 million mainly as a result of payments on the Term Loan and the Revolving Facility and cash used in investing activities of $17.2 million, mainly for capital expenditures.

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

Net Cash Provided by Operating Activities

Cash provided by operating activities during fiscal year ended 2021 was $144.5 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2021 were net income of $1.9 million, non-cash expenses of $121.7 million for items such as amortization of intangibles, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and imputed interest. Other sources of cash for the period included a decrease in inventory and increases in accounts payable, accrued compensation and deferred revenue. These amounts were partially offset by increase in accounts receivable and prepaid expenses and other current assets and decreases in the current and long-term liabilities and operating lease liabilities.

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

Net Cash Used in Investing Activities

Cash used in investing activities during fiscal year ended June 30, 2021 was $17.2 million due to purchases of property and equipment.

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

Net cash Provided by (Used in) Financing Activities

Cash used in financing activities during fiscal year ended June 30, 2021 was $74.8 million due primarily to debt repayments of $74.0 million, payments of contingent consideration of $1.3 million and $4.0 million of deferred payments on acquisitions. This was partially offset by $4.5 million of proceeds from issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and the exercise of stock options, net of taxes paid on vested and released stock awards.

Cash provided by financing activities during fiscal year ended June 30, 2020 was $178.5 million due primarily to additional borrowings of $199.5 million under our 2019 Credit Agreement to partially fund our acquisition of Aerohive, $55.0 million of borrowings under our 2019 Revolving Facility, and by $8.8 million of proceeds from issuance of shares of our common stock under our ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards. This was partially offset by payments on debt obligations totaling $34.5 million, payment of loan fees incurred in connection with our 2019 Credit Facility and related amendments of $12.0 million, payments of contingent consideration of $4.3 million and $4.0 million of deferred payments on acquisitions. Cash provided by financing activities for the period also included repurchasing of our common shares of $30.0 million during the fiscal year ended June 30, 2020, in accordance with our approved share repurchase plan.

Cash used in financing activities during fiscal year ended June 30, 2019 was $34.4 million due primarily to payments on debt obligations totaling $19.9 million, contingent consideration payments of $6.5 million and $4.0 million of deferred payments on acquisitions. This was partially offset by $11.5 million of proceeds from issuance of shares of our common stock under our ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards. Cash flows used in financing activities for the period also included repurchasing of our common shares valued at $15.0 million during fiscal year ended June 30, 2019, in accordance with our approved share repurchase plan. The share repurchases were executed through open market purchases.

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in 2021, primarily due to changes in exchange rates between the U.S. Dollar and particularly the Indian Rupee, UK pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$346,750	$26,125	$73,625	$247,000	$—
Interest on debt obligations	225,070	11,018	17,702	196,350	—
Unconditional purchase obligations	38,147	38,147	—	—	—
Contractual commitments	75,200	20,367	28,983	17,233	8,617
Lease payments on operating leases	55,588	20,541	22,326	8,770	3,951
Deferred payments for an acquisition	7,000	4,000	3,000	—	—
Contingent consideration for an acquisition	913	913	—	—	—
Other liabilities	655	211	421	23	—
Total contractual cash obligations	$749,323	$121,322	$146,057	$469,376	$12,568

The contractual obligations referenced above are more specifically defined as follows:

Debt obligations relate to amounts owed under our 2019 Credit Agreement.

Interest on debt obligations includes the effect of our interest rate swap agreements.

Unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast.  We expect to honor the inventory purchase commitments within the next 12 months.

Contractual commitments to suppliers represent commitments for future services.

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

We did not have any material commitments for capital expenditures as of June 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial debt and foreign currencies. As of June 30, 2021, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Credit Agreement, which is fully described in Note 8, Debt of our Notes to the Consolidated Financial Statements.  At June 30, 2021, we had $346.8 million of debt outstanding, all of which was from the Credit Agreement.  Through the end of our fiscal year, the average daily outstanding amount was $377.4 million with a high of $420.8 million and a low of $346.8 million.

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

The following table presents hypothetical changes in interest expense for the year ended June 30, 2021, on the outstanding borrowings under the 2019 Credit Agreement and interest rate swap contracts as of June 30, 2021, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of June 30, 2021	100 bps	50 bps
Debt	$(3,514)	$(1,757)	$351,448	$3,514	$1,757
Interest Rate Swaps	2,000	1,000	(200,000)	(2,000)	(1,000)
Net	$(1,514)	$(757)		$1,514	$757

*	Underlying interest rate was 2.8% as of June 30, 2021.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of June 30, 2021 and June 30, 2020, foreign exchange forward currency contracts not designated as hedging instruments, had the total notional amount of $23.0 million and $4.0 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in earnings as Other income (expense), net. For the years ended June 30, 2021 and 2020 , the net gains recorded in the consolidated statement of operations from these contracts were $0.5 million and $0.1 million, respectively. As of June 30, 2021 foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $21.8 million. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of June 30, 2021, these contracts had unrealized losses of $0.2 million which are recorded in accumulated other comprehensive income (loss) with the associated liabilities in the accompanying consolidated balance sheets. There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2020. There were no foreign exchange forward currency contracts at June 30, 2019.

Foreign currency transaction gains and losses from operations was a loss of $2.2 million in fiscal year ended June 30, 2021 and gains of $0.6 million and $0.1 million in the fiscal years 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extreme Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Extreme Networks, Inc. (the Company) as of June 30, 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 27, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Variable Consideration

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company determines the transaction price for sales to its stocking distributors after estimating the variable consideration for expected rebates resulting from future discounts on the contract price. The estimated rebate reserve is presented as a reduction of accounts receivable in the consolidated balance sheet, which totaled $149.5 million as of June 30, 2021. The Company evaluates the products remaining in the distribution channel at period end and uses the expected value method to estimate the expected variable consideration related to future price adjustments, including an evaluation of historical actual rebate claims, estimated future end customer pricing, and business trends.

Auditing management’s estimate of the variable consideration for stocking distributor rebates was challenging and complex due to the effort required to assess the reasonableness of management’s estimates and judgments, including the period of time historical actual rebate claims are considered and estimated future end customer pricing. Changes in these estimates can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the estimation of variable consideration for stocking distributor rebates. This included testing the relevant controls over management's review of the significant estimates and judgments including the period of time historical actual rebate claims are considered and estimates of future end customer pricing. Our audit procedures also included testing the controls over the completeness and accuracy of the data used in the estimation of the of variable consideration for stocking distributor rebates, including inventory held in the channel.

Our audit procedures over variable consideration for stocking distributor rebates included, among others, assessing the stocking distributor rebate reserve methodology for reasonableness, testing the completeness and accuracy of the historical actual rebate claims data, and comparing management’s estimates of future end customer pricing with recent actual pricing adjustments.  We also evaluated potential contrary evidence, including the historical accuracy of management's estimates by comparing the stocking distributor rebate reserve estimates to the actual rebates issued in subsequent periods.  In addition, we also performed a sensitivity analysis and confirmed inventory held in the channel.  Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Jose, California

August 27, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extreme Networks, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Extreme Networks, Inc.’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Extreme Networks, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 30, 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended June 30, 2021, and the related notes and our report dated August 27, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

San Jose, California

August 27, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Extreme Networks, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Extreme Networks, Inc. and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2020 and the related notes (collectively, the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases, and several related amendments, as issued by the Financial Accounting Standards Board.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We served as the Company’s auditor from 2010 to 2020.

Raleigh, North Carolina

August 31, 2020

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash	$246,894	$193,872
Accounts receivable, net	156,476	122,727
Inventories	32,885	62,589
Prepaid expenses and other current assets	51,340	35,019
Total current assets	487,595	414,207
Property and equipment, net	55,004	58,813
Operating lease right-of-use assets, net	36,927	51,274
Intangible assets, net	36,038	68,394
Goodwill	331,159	331,159
Other assets	63,370	55,241
Total assets	$1,010,093	$979,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,404 and $2,484, respectively	$23,721	$16,516
Accounts payable	60,142	48,439
Accrued compensation and benefits	71,610	50,884
Accrued warranty	11,623	14,035
Current portion of operating lease liabilities	18,743	19,196
Current portion of deferred revenue	212,412	190,226
Other accrued liabilities	57,449	58,525
Total current liabilities	455,700	397,821
Deferred revenue, less current portion	133,172	100,961
Long-term debt, less current portion, net of unamortized debt issuance costs of $4,760 and $7,165, respectively	315,865	394,585
Operating lease liabilities, less current portion	32,515	50,238
Deferred income taxes	3,828	2,334
Other long-term liabilities	14,545	27,751
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 133,279 and 127,114 shares issued, respectively; 126,682 and 120,517 shares outstanding, respectively	133	127
Additional paid-in-capital	1,078,602	1,035,041
Accumulated other comprehensive loss	(2,811)	(6,378)
Accumulated deficit	(978,343)	(980,279)
Treasury stock at cost, 6,597 shares	(43,113)	(43,113)
Total stockholders’ equity	54,468	5,398
Total liabilities and stockholders’ equity	$1,010,093	$979,088

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019

Net revenues:
Product	$699,396	$653,651	$747,571
Service and subscription	310,022	294,368	248,218
Total net revenues	1,009,418	948,019	995,789
Cost of revenues:
Product	309,958	326,333	346,218
Service and subscription	114,337	103,847	98,336
Total cost of revenues	424,295	430,180	444,554
Gross profit:
Product	389,438	327,318	401,353
Service and subscription	195,685	190,521	149,882
Total gross profit	585,123	517,839	551,235
Operating expenses:
Research and development	196,995	209,606	210,132
Sales and marketing	276,841	283,632	285,326
General and administrative	66,201	60,991	55,623
Acquisition and integration costs	1,975	32,073	3,444
Restructuring and related charges	2,625	22,011	5,090
Amortization of intangibles	6,110	8,425	6,346
Total operating expenses	550,747	616,738	565,961
Operating income (loss)	34,376	(98,899)	(14,726)
Interest income	352	1,420	2,232
Interest expense	(22,856)	(23,750)	(12,597)
Other (expense) income, net	(1,687)	737	(783)
Income (loss) before income taxes	10,185	(120,492)	(25,874)
Provision (benefit) for income taxes	8,249	6,353	(21)
Net income (loss)	$1,936	$(126,845)	$(25,853)

Basic and diluted income (loss) per share:
Net income (loss) per share - basic	$0.02	$(1.06)	$(0.22)
Net income (loss) per share - diluted	$0.02	$(1.06)	$(0.22)

Shares used in per share calculation - basic	124,019	119,814	117,954
Shares used in per share calculation - diluted	127,669	119,814	117,954

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Net Income (loss)	$1,936	$(126,845)	$(25,853)
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	(222)	(1,769)	—
Reclassification adjustment related to interest rate swaps	858	—	—
Change in unrealized gains and losses on foreign currency forward contracts	(205)	—	—
Net increase (decrease) from derivatives designated as hedging instruments	431	(1,769)	—
Net change in foreign currency translation adjustments	3,136	(2,136)	(273)
Other comprehensive income (loss)	3,567	(3,905)	(273)
Total comprehensive income (loss)	$5,503	$(130,750)	$(26,126)

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	116,123	$116	$942,397	$(1,703)	—	—	$(828,078)	$112,732
Cumulative effect of adopting ASU 2016-01	—	—	—	(497)	—	—	497	—
Net loss	—	—	—	—	—	—	(25,853)	(25,853)
Other comprehensive loss	—	—	—	(273)	—	—	—	(273)
Issuance of common stock from equity incentive plans, net of tax withholding	5,415	6	11,478	—	—	—	—	11,484
Stock-based compensation	—	—	32,897	—	—	—	—	32,897
Repurchase of stock	—	—	—	—	(2,366)	(15,000)	—	(15,000)
Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(126,845)	(126,845)
Other comprehensive loss	—	—	—	(3,905)	—	—	—	(3,905)
Issuance of common stock from equity incentive plans, net of tax withholding	5,576	5	8,784	—	—	—	—	8,789
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Stock-based compensation	—	—	37,842	—	—	—	—	37,842
Repurchase of stock	—	—	(1,887)	—	(4,231)	(28,113)	—	(30,000)
Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398
Net income	—	—	—	—	—	—	1,936	1,936
Other comprehensive income	—	—	—	3,567	—	—	—	3,567
Issuance of common stock from equity incentive plans, net of tax withholding	6,165	6	4,510	—	—	—	—	4,516
Stock-based compensation	—	—	39,051	—	—	—	—	39,051
Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	(6,597)	$(43,113)	$(978,343)	$54,468

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income (loss)	$1,936	$(126,845)	$(25,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,961	28,603	26,889
Amortization of intangible assets	32,356	35,218	25,984
Reduction in carrying amount of right-of-use asset	16,134	16,420	—
Provision for doubtful accounts	409	1,289	1,407
Share-based compensation	39,051	37,842	32,897
Deferred income taxes	1,785	1,760	(5,766)
Non-cash restructuring and impairment charges	—	7,622	—
Unrealized/realized gain on equity investment	—	—	508
Non-cash interest expense	5,055	4,196	3,022
Other	3,989	(349)	54
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(34,158)	62,151	36,331
Inventories	22,729	19,951	278
Prepaid expenses and other assets	(18,979)	781	(6,979)
Accounts payable	10,810	(26,080)	(9,850)
Accrued compensation and benefits	20,088	(8,080)	1,274
Operating lease liabilities	(19,986)	(17,345)	—
Deferred revenue	54,398	19,530	28,716
Other current and long-term liabilities	(14,043)	(20,780)	(3,967)
Net cash provided by operating activities	144,535	35,884	104,945
Cash flows from investing activities:
Capital expenditures	(17,176)	(15,268)	(22,730)
Business acquisition, net of cash acquired	—	(219,458)	—
Maturities and sales of investments	—	45,249	921
Net cash used in investing activities	(17,176)	(189,477)	(21,809)
Cash flows from financing activities:
Borrowings under Revolving Facility	—	55,000	-
Borrowings under Term Loan	—	199,500	—
Payments on debt obligations	(74,000)	(34,517)	(19,875)
Loan fees on borrowings	—	(12,029)	(545)
Repurchase of common stock	—	(30,000)	(15,000)
Proceeds from issuance of common stock, net of tax withholding	4,516	8,789	11,484
Payment of contingent consideration obligations	(1,298)	(4,251)	(6,506)
Deferred payments on an acquisition	(4,000)	(4,000)	(4,000)
Net cash (used in) provided by financing activities	(74,782)	178,492	(34,442)
Foreign currency effect on cash	445	(634)	(226)
Net increase in cash	53,022	24,265	48,468

Cash at beginning of period	193,872	169,607	121,139
Cash at end of period	$246,894	$193,872	$169,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,741	$20,411	$8,490
Cash paid for taxes, net	$4,488	$5,309	$5,974
Non-cash investing activities:
Unpaid capital expenditures	$3,004	$1,860	$4,142

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to fiscal year ended “fiscal year ended 2021” or “2021”; “fiscal 2020” or “2020”; “fiscal 2019” or “2019” represent the fiscal years ending, respectively.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Credit Losses

The Company maintains an allowance for credit losses which reflects its best estimate of potentially uncollectible trade receivables. The allowance consists of both specific and general reserves. The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. It records specific allowances for bad debts in general and administrative expense when it becomes aware of a specific customer’s inability to meet its financial obligation to the Company, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining the allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. The Company mitigates some collection risk by requiring certain of its customers in the Asia-Pacific region to pay cash in advance or secure letters of credit when placing an order with the Company.

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

(a) Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of one to four years are used for computer equipment and purchased software. Estimated useful lives of three to seven years are used for office equipment and furniture and fixtures. Depreciation and amortization of leasehold improvements is computed using the lesser of the useful life or lease terms.

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

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company has one reporting unit and performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year. In assessing impairment on goodwill, the Company bypasses the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Based on the results of the goodwill impairment analyses, the Company determined that no impairment charge needed to be recorded for any periods presented.

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

Deferred Revenue

Deferred revenue represents amounts for (i) deferred maintenance, support, and SaaS revenues, and (ii) other deferred revenue including professional services when the revenue recognition criteria have not been met.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expenses were immaterial in fiscal years 2021, 2020 and 2019.

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

On July 1, 2019, the Company recognized ROU assets of $64.6 million and corresponding lease liabilities of $79.5 million on the consolidated balance sheets, which was based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. It replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019.  The Company adopted the standard on July 1, 2020 and the impact of the adoption was not material to the Company's  consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of customers, and external market factors.

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

Recently Issued Accounting Pronouncements

  In December 2019, the FASB issued ASU 2019-12, Income taxes – Simplifying the Accounting for Income Taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year, which is the Company’s fiscal year 2022, beginning on July 1, 2021. The Company has evaluated the impact of the new standard and has determined there will not be a material impact to the Company’s consolidated financial statements or related disclosures.

3. Revenues

Revenue Recognition

The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of services and subscriptions, which primarily includes maintenance contracts and software subscriptions delivered as software as a service (“SaaS”) and additional revenues from professional services, and training for its products. The Company sells its products, maintenance contracts, and SaaS direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of a non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Stock rotation rights grant the distributor the ability to return

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain specified amounts of inventory. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated using the expected value method based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends. Stock rotation adjustments are an additional form of variable consideration and are estimated using the expected value method based on historical return rates based on historical return rates and estimates provided by the distributors. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct.  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. For items that are not sold separately, the Company estimates the stand-alone selling prices using the other observable inputs.

The Company’s performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of the Company’s product sales revenues are recognized at a point in time. Substantially all of the Company’s service, subscription, and SaaS revenues are recognized over time. For revenue recognized over time, the Company primarily uses an input measure, days elapsed, to measure progress.

At June 30, 2021, the Company had $345.6 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues.  The Company expects to recognize approximately 60 percent of this amount in fiscal 2022, an additional 21 percent in fiscal 2023 and 19 percent of the balance thereafter.

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

Revenue recognized for the years ended June 30, 2021 and 2020, that was included in the deferred revenue balance at the beginning of each period was $188.4 million and $137.6 million, respectively.

Contract Costs.  The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $13.1 million and $8.1 million at June 30, 2021 and 2020, respectively.  Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations.  Amortization recognized during the years ended 2021, 2020 and 2019 was $5.6 million, $5.2 million and $3.0 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregation of Revenues: The Company operates in three geographic regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, China, South Asia and Japan. The following tables set forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Year Ended June 30, 2021
Net Revenues	Distributor	Direct	Total
Americas:
United States	$244,851	$240,620	$485,471
Other	31,583	16,466	48,049
Total Americas	276,434	257,086	533,520
EMEA	250,897	136,648	387,545
APAC	14,280	74,073	88,353
Total net revenues	$541,611	$467,807	$1,009,418

	Year Ended June 30, 2020
Net Revenues	Distributor	Direct	Total
Americas:
United States	$218,276	$241,493	$459,769
Other	19,530	20,103	39,633
Total Americas	237,806	261,596	499,402
EMEA	218,947	138,254	357,201
APAC	21,554	69,862	91,416
Total net revenues	$478,307	$469,712	$948,019

	Year Ended June 30, 2019
Net Revenues	Distributor	Direct	Total
Americas:
United States	$259,873	$238,832	$498,705
Other	22,264	20,632	42,896
Total Americas	282,137	259,464	541,601
EMEA	229,223	129,104	358,327
APAC	14,598	81,263	95,861
Total net revenues	$525,958	$469,831	$995,789

For the year ended June 30, 2021 the Company generated 11% of its revenues from the Netherlands. No other foreign country accounted for 10% or more of the Company’s net revenue for the years ended June 30, 2020 or 2019.

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

		Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Tech Data Corporation	19%	18%	18%
Jenne Corporation	18%	15%	17%
Westcon Group Inc.	16%	13%	12%

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable, net:

	June 30, 2021	June 30, 2020
Tech Data Corporation	19%	23%
Jenne Corporation	24%	25%

4. Business Combinations

The Company completed one acquisition during the fiscal year ended June 30, 2020. The acquisition was accounted for using the acquisition method of accounting. The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The purchase price of each acquisition has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition.  Inventories were valued at fair value using the net realizable value approach. The fair value of property and equipment was determined using a cost approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount the Company would be required to pay to a third party to assume the obligation. Intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. Results of operations of the acquired entity is included in the Company’s operations beginning with the closing date of each acquisition.

Fiscal 2020 Acquisition

Aerohive Acquisition

On August 9, 2019 (the “Acquisition Date”) the Company consummated its acquisition (the “Acquisition”) of all of the outstanding common stock of Aerohive Networks, Inc. (“Aerohive”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) entered into as of June 26, 2019.  Under the terms of the Acquisition, the net consideration paid by Extreme to Aerohive stockholders was $267.1 million.  The acquired assets and liabilities of Aerohive were recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. All valuations were finalized as of June 30, 2020.

The components of aggregate purchase consideration are as follows (in thousands):

Purchase consideration	August 9, 2019
Cash paid to acquire outstanding shares	$263,616
Replacement of stock-based awards	3,530
Aggregate purchase consideration	$267,146

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands).

Final Allocation as of June 30, 2020
Cash and cash equivalents	$44,158
Short-term investments	45,148
Accounts receivable, net	11,753
Inventories	19,232
Prepaid expenses and other current assets	3,924
Property and equipment	2,364
Operating lease right-of-use assets	6,336
Other assets	2,195
Debt	(20,000)
Accounts payable	(9,737)
Accrued compensation and benefits	(7,129)
Accrued warranty	(570)
Other accrued liabilities	(1,960)
Operating lease liabilities	(4,752)
Deferred revenue	(68,415)
Other liabilities	(483)
Net tangible assets	22,064

Identifiable intangible assets	52,500
Goodwill	192,582
Total intangible assets acquired	245,082

Total net assets acquired	$267,146

The following table presents details of the identifiable intangible assets acquired as part of the Acquisition (dollars in thousands):

Intangible Assets	Estimated Useful Life (in years)	Amount
Developed technology	4	$39,100
Backlog	1	400
Customer relationships	7	11,400
Trade names	1	1,600
Total identifiable intangible assets		$52,500

The amortization for the developed technology and backlog is recorded in “Cost of revenues” for product and service and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Aerohive along with the future potential of the technology. The Company will not be entitled to amortization of the goodwill and intangible assets for tax purposes as the Acquisition is a nontaxable stock acquisition.

The results of operations of Aerohive are included in the accompanying consolidated statements of operations beginning August 9, 2019.  The Aerohive revenues for the year ended June 30, 2020 were $125.1 million and were incorporated into the revenues of the Company.  Certain associated expenses of Aerohive were incorporated with the results of operations of the Company and, therefore, stand-alone operating results are not available for the year ended June 30, 2020.

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

Pro forma results of operations for the year ended June 30, 2019 combines the historical results of operations for Extreme and for Aerohive.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Year Ended
	June 30, 2020	June 30, 2019
Net revenues	$962,399	$1,139,321
Net loss	$(85,392)	$(120,146)
Net loss per share - basic and diluted	$(0.71)	$(1.02)
Shares used in per share calculation - basic and diluted	119,814	117,954

5. Balance Sheet Components

Accounts Receivable

The following is a summary of accounts receivable (in thousands):

	June 30, 2021	June 30, 2020
Accounts receivable	$324,343	$240,503
Customer rebates	(149,510)	(88,601)
Allowance for credit losses	(986)	(1,212)
Allowance for product returns	(17,371)	(27,963)
Accounts receivable, net	$156,476	$122,727

The following table is a summary of the allowance for credit losses (in thousands):

Description	Balance at beginning of period	Provision for expected credit losses	Deductions (1)	Balance at end of period
Year Ended June 30, 2021:
Allowance for credit losses	$1,212	$409	$(635)	$986
Year Ended June 30, 2020:
Allowance for credit losses	$1,054	$1,289	$(1,131)	$1,212
Year Ended June 30, 2019:
Allowance for credit losses	$1,478	$1,407	$(1,831)	$1,054
(1)	Uncollectible accounts written off, net of recoveries

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2021:
Allowance for product returns	$27,963	$67,113	$(77,705)	$17,371
Year Ended June 30, 2020:
Allowance for product returns	$25,897	$76,802	$(74,736)	$27,963
Year Ended June 30, 2019:
Allowance for product returns	$11,266	$85,190	$(70,559)	$25,897

Inventories

The following is a summary of the Company’s inventory by category (in thousands):

	June 30, 2021	June 30, 2020
Finished goods	$27,901	$52,879
Raw materials	4,984	9,710
Total Inventories	$32,885	$62,589

Property and Equipment, Net

The following is a summary of the Company’s property and equipment by category (in thousands):

	June 30, 2021	June 30, 2020
Computers and equipment	$75,866	$73,244
Purchased software	40,037	34,015
Office equipment, furniture and fixtures	10,201	10,639
Leasehold improvements	53,329	52,317
Total property and equipment	179,433	170,215
Less: accumulated depreciation and amortization	(124,429)	(111,402)
Property and equipment, net	$55,004	$58,813

The Company recognized depreciation expense of $23.0 million, $28.6 million, and $26.9 million related to property and equipment during the years ended 2021, 2020 and 2019, respectively.

Deferred Revenue

The following table summarizes contract liabilities which are shown as deferred revenue (in thousands):

	June 30, 2021	June 30, 2020
Deferred maintenance, support, and SaaS	$328,797	$279,368
Other deferred revenue	16,787	11,819
Total deferred revenue	345,584	291,187
Less: current portion	212,412	190,226
Non-current deferred revenue	$133,172	$100,961

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Balance beginning of period	$14,035	$14,779	$12,807
Warranties assumed due to acquisitions	—	570	—
New warranties issued	11,760	19,686	22,919
Warranty expenditures	(14,172)	(21,000)	(20,947)
Balance end of period	$11,623	$14,035	$14,779

Other Long-term Liabilities

The following is a summary of long-term liabilities (in thousands):

	June 30, 2021	June 30, 2020
Acquisition-related deferred payments, less current portion	$1,978	$5,847
Other contractual obligations, less current portion	8,553	16,722
Other	4,014	5,182
Total other long-term liabilities	$14,545	$27,751

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$560	$—	$560
Interest rate swaps	—	1,133	—	1,133
Acquisition-related contingent consideration obligations	—	—	913	913
Total liabilities measured at fair value	$—	$1,693	$913	$2,606

June 30, 2020	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$8	$—	$8
Interest rate swaps	—	1,769	—	1,769
Acquisition-related contingent consideration obligations	—	—	2,167	2,167
Total liabilities measured at fair value	$—	$1,777	$2,167	$3,944

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The fair value of derivative instruments under our foreign exchange forward contracts and interest rate swaps are estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.

As of June 30, 2021 and 2020 foreign exchange forward currency contracts not designated as hedging instruments had a notional amount of $23.0 million and $4.0 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income or expense. For the years ended June 30, 2021 and 2020, the net gains recorded in the consolidated statements of operations related to these contracts were $0.5 million and $0.1 million, respectively. There were no foreign exchange forward contracts at June 30, 2019. As of June 30, 2021 foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $21.8 million. These contracts have maturities of less than twelve months. Gains and losses arising from contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of June 30, 2021, these contracts had unrealized losses of $0.2 million. There were no foreign exchange forward contracts at June 30, 2020 and June 30, 2019 that were designated as hedging instruments. See Note 14, Derivatives and Hedging for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of June 30, 2021, the Company had entered into multiple interest rate swap contracts with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive income (loss). As of June 30, 2021, and 2020 these contracts had unrealized losses of $1.1 million and $1.8 million, respectively. There were no interest rate swaps outstanding at June 30, 2019. See Note 14, Derivatives and Hedging for additional information.

The fair value of the borrowings under the Credit Agreement (as defined below) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Since the interest rate is variable in the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $346.7 million and $420.8 million as of June 30, 2021 and 2020, respectively. Such differences are immaterial for all periods presented.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At June 30, 2021 and June 30, 2020, the Company reflected one liability measured at fair value of $0.9 million and $2.2 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

		Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Beginning balance	$2,167	$6,298	$12,749
Payments	(1,298)	(4,251)	(6,695)
Accretion on discount	44	120	244
Ending balance	$913	$2,167	$6,298

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the year ended June 30, 2021 or 2020.

7. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2021	June 30, 2020
Balance at beginning of period	$331,159	$138,577
Additions due to acquisitions (see Note 4)	—	192,582
Balance at end of period	$331,159	$331,159

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2021
Developed technology	1.8 years	$156,100	$129,861	$26,239
Customer relationships	4.8 years	63,039	54,204	8,835
Backlog	— years	400	400	—
Trade names	0.7 years	10,700	10,128	572
License agreements	5.4 years	2,445	2,053	392
Total intangibles, net		$232,684	$196,646	$36,038

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2020
Developed technology	2.4 years	$156,100	$103,806	$52,294
Customer relationships	4.8 years	63,039	49,598	13,441
Backlog	— years	400	400	—
Trade names	1.4 years	10,700	8,554	2,146
License agreements	5.8 years	2,445	1,932	513
Other intangibles	— years	1,382	1,382	—
Total intangibles, net		$234,066	$165,672	$68,394

The following table summarizes the amortization expense of intangibles for the periods presented (in thousands):

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Amortization of intangibles in “Total cost of revenues”	$26,246	$26,793	$19,638
Amortization of intangibles in "Operations"	6,110	8,425	6,346
Total amortization expense	$32,356	$35,218	$25,984

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2022	$17,674
2023	12,278
2024	2,515
2025	1,700
2026	1,700
Thereafter	171
Total	$36,038

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2021	June 30, 2020
Current portion of long-term debt:
Term Loan	$26,125	$19,000
Less: unamortized debt issuance costs	(2,404)	(2,484)
Current portion of long-term debt	$23,721	$16,516

Long-term debt, less current portion:
Term Loan	$320,625	$346,750
Revolving Facility	—	55,000
Less: unamortized debt issuance costs	(4,760)	(7,165)
Total long-term debt, less current portion	315,865	394,585
Total debt	$339,586	$411,101

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

 On April 8, 2020, the Company entered into the first amendment to the 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, the Company entered into the second amendment to the 2019 Credit Agreement (the “Second Amendment”) which superseded the First Amendment and provided certain revised terms and financial covenants through March 31, 2021. Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement resumed in effect. The Second Amendment required the Company to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021. Under the terms of the Second Amendment, the Company was not permitted to exceed $55.0 million in its outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate was 4.5% and the Company was restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until the Company is in compliance with the original covenants of the 2019 Credit Agreement.

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

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve month period ended March 31, 2021 the Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing its Form 10-Q for the quarterly period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019 resulted in the Company’s Eurodollar loan spread decreasing from 4.5% during the Suspension Period to 2.75%, and the unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility.  The interest rate as of June 30, 2021 was 2.8% and as of June 30, 2020 was 5.6%.

Amortization of deferred financing costs is included in “Interest expense” in the accompanying consolidated statements of operations, totaled $3.0 million, $2.5 million and $0.6 million in fiscal years ended 2021, 2020 and 2019, respectively.

During the year ended June 30, 2021, the Company repaid $55.0 million against its 2019 Revolving Facility that was outstanding as of June 30, 2020 and has no outstanding balance as of June 30, 2021. The Company has $60.2 million availability under the 2019 Revolving Facility as of June 30, 2021.

The Company had $14.8 million of outstanding letters of credit as of June 30, 2021.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

For the fiscal year ending:
2022	$26,125
2023	35,625
2024	38,000
2025	247,000
Total	$346,750

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Leases

Lessee Considerations

The Company leases certain facilities, equipment, and vehicles under operating leases that expire on various dates through fiscal 2028. Its leases generally have terms that range from one year to ten years for its facilities, one year to five years for equipment, and one year to five years for vehicles. Some of its leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

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

Activity and other information relating to operating leases is as follows (in thousands, except for lease term and discount rate):

	Year Ended
	June 30, 2021	June 30, 2020
Operating lease costs	$18,840	$19,600
Variable lease costs	6,487	6,176
Cash paid for amounts included in the measurement of operating liabilities	22,676	21,064
ROU assets obtained for new lease obligations	2,162	3,779
ROU assets obtained from Aerohive business combination	—	6,336

	June 30, 2021	June 30, 2020
Weighted average remaining lease term (in years)	3.7	4.3
Weighted Average Discount Rate	4.5%	4.5%

Short-term lease expense, which represents expense for leases with terms of one year or less, was not material for the years ended June 30, 2021 and 2020.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of the Company’s operating lease liabilities as of June 30, 2021 by fiscal year are as follows:

Operating Leases (in thousands)
2022	$20,541
2023	15,774
2024	6,552
2025	4,457
2026	4,313
Thereafter	3,951
Total future minimum lease payments	55,588
Less amount representing interest	(4,330)
Total operating lease liabilities	$51,258
Operating lease liabilities, current	$18,743
Operating lease liabilities, non-current	$32,515

Sublease Considerations

The Company currently is a sublessor on several operating facility subleases that expire on various dates through fiscal 2023. The subleases have original terms ranging from two to six years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. These operating subleases include only lease components. The Company included $2.9 million and $2.5 million of sublease income in lease expense for the years ended June 30, 2021 and 2020, respectively.

10. Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2021, the Company had non-cancelable commitments to purchase $38.2 million of inventory and other services, which will be received and consumed during fiscal 2022. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated.  The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable.  When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual.  However, if the loss (or an additional loss in excess of any prior accrual) is at least reasonably possible and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made.  The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events.  Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty.  Accordingly, for current proceedings, except as noted below, the Company is currently unable to estimate any

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonably possible loss or range of possible loss.  However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.

All currency conversions in this Legal Proceedings section are as of June 30, 2021.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc. Patent Infringement Suit

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of certain U.S. patent based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The stay issued by the District Court in 2018 has been lifted.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges direct and indirect infringement of the German portion of a patent (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that equipped with the ExtremeXOS operating system. Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company. The matter is proceeding through the appellate process.

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of a second patent (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, the Court issued an infringement decision against the Company and granted to Orckit the right to enforce the judgment against the Company, which Orckit has provided notification to the Company that it will enforce the judgment.  The Company has filed a request with the Court to suspend enforcement of the judgment. The matter is proceeding through the appellate process.

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

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use their software.  SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company has filed a motion to dismiss and a motion to transfer the case to the Northern District of California. Both motions are pending.

Mala Technologies Ltd. v. Extreme Networks, Inc., Extreme Networks GmbH, and Extreme Networks Ireland Ltd.  On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges indirect infringement of the German portion of a patent based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system.  Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with entering into the Company’s Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors (the “Board”) is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2021, no shares of preferred stock were outstanding.

Stockholders’ Rights Agreement

On April 26, 2012, the Company entered into the “Restated Rights Plan. The Restated Rights Plan governs the terms of each right (“Right”) that has been issued with respect to each share of common stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of the Company’s Preferred Stock.

The Company’s Board of Directors adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. From 2013 through 2020, the Board and stockholders approved amendments providing for one-year extensions of the term of the Restated Rights Plan.  On May 17, 2021, the Board unanimously approved the 2021 Tax Benefit Preservation Plan, which amends and restates the Restated Rights Plan with a term that expires  on May 17, 2024, subject to approval by the stockholders of the Company at the annual meeting of stockholders on November 4, 2021.

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

Common Stock Repurchases

On November 2, 2018, the Company announced that the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock over a two-year period from the date of authorization. Purchases may be made from time to time through any means including, but not limited to, open market purchases and privately negotiated transactions.    In February 2020, the Board increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchase for three years from February 5, 2020.  A maximum of $30.0 million may be repurchased in any calendar year.

In fiscal 2020, the Company entered into an accelerated share repurchase agreement (the “November 2019 ASR”) to repurchase shares of the Company’s common stock.  Pursuant to the November 2019 ASR, the Company paid $30.0 million for 4.2 million shares at an average cash purchase price paid of $7.09. There were no shares repurchased during the year ended June 30, 2021.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plans

As of June 30, 2021, the Company has the following share-based compensation plans:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, up to 12.7 million shares subject to stock options and awards available for issuance under the 2005 Plan may be transferred to the 2013 Stock Plan and would be added to the number of shares available for future grant under the 2013 Plan.  The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting.  During the fiscal year ended 2020 an additional 7.0 million shares were authorized and made available for grant under the 2013 Plan. As of June 30, 2021, total options and awards to acquire 10.3 million shares were outstanding under the 2013 Plan and 6.8 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the “Aerohive Plan”).  Stock awards outstanding under the Aerohive Plan were converted into awards for Extreme shares as of the Acquisition Date at a predetermined rate pursuant to the Merger Agreement.  As of  June 30, 2021, total awards to acquire 0.05 million shares of Extreme common stock were outstanding under the Aerohive Plan.  If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

	June 30, 2021	June 30, 2020
2013 Equity Incentive Plan shares available for grant	6,753	13,118
Employee stock options and awards outstanding	10,359	10,396
2014 Employee Stock Purchase Plan	4,414	7,364
Total shares reserved for issuance	21,526	30,878

Stock Options

The following table summarizes stock option activity under all plans (shares and intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2020	2,922	$4.95	3.09	$1,688
Granted	—	—
Exercised	(622)	3.21
Cancelled	(655)	5.39
Options outstanding at June 30, 2021	1,645	$5.44	3.62	$9,404
Vested and expected to vest at June 30, 2021	1,645	$5.44	3.62	$9,404
Exercisable at June 30, 2021	1,241	$5.04	3.16	$7,588

The total intrinsic value of options exercised in fiscal years 2021, 2020 and 2019 was $3.9 million, $0.6 million and $0.8 million, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of stock options granted in fiscal year 2020 was $3.52. The weighted average estimated fair value of stock options granted in fiscal year 2019 was $2.62 per share.  As of June 30, 2021, there was $1.2 million of total unrecognized compensation cost related to unvested stock options that will be recognized over a weighted-average period of 1.9 years.

Stock Options – Performance Stock Options

During the first quarter of fiscal 2019, the Company granted 851,700 Performance Stock Options (“PSOs”) to certain officers and executive vice presidents that will vest if the Company’s stock price achieves a price hurdle of $10.00 during the three-year performance period from August 29, 2018 through August 31, 2021. The price hurdle will be deemed to have been achieved if, at any time over the performance period, the Company’s stock maintains a price of $10.00 for 30 consecutive days.  If the price hurdle is achieved, the PSOs will vest (ratably based upon the time elapsed between August 31, 2018 and the date the hurdle is met) and the remainder will vest quarterly through August 31, 2021.  The grant date fair value of these PSOs was $2.62.

During the fourth quarter of fiscal 2021, the price hurdle was achieved and 550,300 PSOs remain outstanding as of June 30, 2021.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of restricted stock units (“RSUs”), including performance-based or market-based RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria or market conditions. The Company recognizes compensation expense on the awards over the vesting period based on the award’s intrinsic value as of the date of grant.

The following table summarizes stock award activity (shares and market value in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2020	7,474	$6.83
Granted	6,367	5.16
Released	(3,909)	6.86
Cancelled	(1,218)	7.58
Non-vested stock awards outstanding at June 30, 2021	8,714	$5.51	$97,252
Stock awards expected to vest at June 30, 2021	8,714	$5.51	$97,252

The RSU's granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company.

The aggregate fair value, as of the respective grant dates of awards granted during the years ended 2021, 2020 and 2019 was $32.9 million, $45.9 million and $30.0 million, respectively.

For each of the fiscal years ended 2021, 2020 and 2019, the Company withheld an aggregate of 1.3 million shares upon the vesting of awards, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years ended 2021, 2020 and 2019, the Company remitted cash of $9.2 million, $8.0 million and $8.4 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2021, there was $32.7 million in unrecognized compensation costs related to non-vested stock awards which includes the performance and market condition awards as discussed below. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock Awards - Fiscal 2021

RSUs granted during fiscal 2021to named executive officers and directors totaled 1.6 million awards which included awards with market conditions as discussed below.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total shareholder return is calculated based on the average closing price for the 30-trading days prior to the beginning and end of the performance periods. Performance is measured based on three periods, with the ability for up to one-third of target shares to vest after years 1 and 2 and the ability for up to the maximum of the full award to vest based on the full 3-year TSR less any shares vested based on 1- and 2- year periods. Linear interpolation is used to determine the number of shares vested for achievement between target levels.

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

Stock Awards - Fiscal 2020

RSUs granted during fiscal 2020 included 0.6 million RSUs to named executive officers and directors.

Stock Awards - Fiscal 2019 and 2018

During fiscal 2019 and 2018, the Company approved the grant of 0.6 million shares underlying stock awards each year in the form of restricted stock units with certain performance conditions (“PSUs”) to named executive officers and other vice president level employees. These PSUs would vest once the Company’s earnings as determined under U.S. generally accepted accounting principles aggregates at least $0.09 per share over two consecutive quarters exclusive of the PSU related share-based compensation expense (the “Performance Thresholds”). Upon satisfying the Performance Thresholds, the PSUs will vest with respect to the same number of RSUs that have vested which were granted on the same date and thereafter will vest on the same schedule as the RSUs, subject to continued service to the Company.  The PSUs will expire if the Performance Thresholds are not met by the third anniversary of their respective grant dates.  The PSUs issued in fiscal 2018 expired in August 2020 without achieving the Performance Threshold.   During the year ended June 30, 2021, the Performance Threshold for outstanding PSUs issued in fiscal 2019 were achieved and, the Company recorded $2.7 million compensation expense related to these PSU’s.

Stock Awards - Performance Grant Activity

The following table summarizes PSU’s with market or performance-based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal year 2021	Fiscal year 2020	Fiscal year 2019
Performance awards granted	475	—	635
Performance awards earned	—	56	342

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2014 Employee Stock Purchase Plan

On August 27, 2014, the Board of Directors approved the adoption of Extreme Network’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On November 12, 2014, the stockholders approved the 2014 ESPP with the maximum number of shares of common stock that may be issued under the plan of 12.0 million shares. The Board of Directors unanimously approved an amendment to the 2014 ESPP to increase the maximum number of shares that will be available for sale by 7.5 million shares which was ratified by the stockholders of the Company at the annual meeting of stockholders held on November 8, 2018. The 2014 ESPP replaced the 1999 Employee Stock Purchase Plan. The 2014 ESPP allows eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation, subject to the terms of the specific offering periods outstanding. Each purchase period had a maximum duration of six months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period.

During the fiscal years ended June 30, 2021 and 2020, there were 2.9 million and 2.7 million shares issued under the 2014 ESPP. As of June 30, 2021, there have been an aggregate 15.1 million shares issued under the 2014 ESPP.

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

Share-Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line item caption is as follows (in thousands):

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Cost of product revenues	$1,209	$1,240	$844
Cost of service and subscription revenues	1,662	1,620	1,639
Research and development	9,969	10,324	10,443
Sales and marketing	12,505	11,914	11,747
General and administrative	13,706	12,265	8,224
Integration costs	—	479	—
Total share-based compensation expense	$39,051	$37,842	$32,897

The Company uses the straight-line method for expense attribution, other than for the PSUs and MSU’s, which may use the accelerated attribution method. The Company does not estimate forfeitures, but rather recognizes expense for those shares expected to vest and recognizes forfeitures when they occur.

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

The fair value of each RSU grant with market-based vesting criteria under the 2013 Plan is estimated on the date of grant using the Monte-Carlo simulation model to determine the fair value and the derived service period of stock awards with market conditions, on the date of the grant.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average estimated per share fair value of shares purchased under the 2014 ESPP in fiscal years 2021, 2020 and 2019, was $2.47, $1.90 and $2.71, respectively.

	Employee Stock Purchase Plan
	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.09%	1.71%	2.22%-2.46%
Volatility	95%	43%	70%
Dividend yield	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $19,500 for calendar year 2021. Employees age 50 or over may elect to contribute an additional $6,500. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately.  In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. The program effective during fiscal 2021 was established to match $0.50 for every Dollar contributed by the employee up to the first 5.0% of pay. The Company’s matching contributions to the Plan totaled $4.2 million, $3.2 million and $4.2 million, for fiscal years ended 2021, 2020 and 2019, respectively. No discretionary contributions were made in fiscal years ended 2021, 2020 and 2019.

13. Information about Segments of Geographic Areas

The Company operates in one segment, which develops and markets network infrastructure equipment.  Revenues are attributed to a geographical area based on the location of the customers. The Company operates in three geographic theaters: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, China, South Asia and Japan. The Company’s chief operating decision maker (“CODM”), who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3. Revenues for the Company’s revenues by geographic regions and channel based on the customers’ billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	June 30, 2021	June 30, 2020
Americas	$151,839	$177,443
EMEA	25,940	39,477
APAC	13,560	16,802
Total long-lived assets	$191,339	$233,722

14. Derivatives and Hedging

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended June 30, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt.  As of June 30, 2021 and June 30, 2020, the total notional amount of these interest rate swaps were $200.0 million and had maturity dates through April 2023. As of June 30, 2021 and June 30, 2020, these contracts had unrealized losses of $1.1 million and $1.8 million, respectively, which are recorded in accumulated other comprehensive income (loss) with the associated liability in “Other accrued liabilities” in the accompanying consolidated balance sheets. The Company did not have any interest rate swaps as of June 30, 2019. Realized gains and losses are recognized as incurred into interest expense. Amounts reported in accumulated other comprehensive income related to these cash flow hedges will be reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.9 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measures.

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency that may or may not be designated as hedging instruments. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company enters into foreign exchange forward contracts to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies.

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations. As of June 30, 2021 and 2020 foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $23.0 million and $4.0 million, respectively. At June 30, 2019 the Company did not have any foreign exchange forward contracts. These contracts had maturities of less than 40 days. For the years ended June 30, 2021 and 2020, the net gains recorded in the consolidated statement of operations from these contracts were $0.5 million and $0.1 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For foreign exchange forward contracts designated as hedging instruments, gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect our earnings. As of June 30, 2021 foreign exchange forward contracts designated as hedging instruments had the notional amount of $21.8 million. These contracts have maturities of less than twelve months. As of June 30, 2021, these contracts had unrealized losses of $0.2 million which are recorded in accumulated other comprehensive income (loss) with the associated liability in other accrued liabilities in the accompanying consolidated balance sheets. There were no foreign exchange forward contracts at June 30, 2020 and June 30, 2019 that were designated as hedging instruments.

Foreign currency transaction gains and losses from operations was a loss of $2.2 million in fiscal year ended June 30, 2021 and gains of $0.6 million and $0.1 million in the fiscal years 2020 and 2019.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Restructuring, Impairments, and Related Charges

As of June 30, 2021 and June 30, 2020, restructuring liabilities were $0.3 million and $2.2 million, respectively, which are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. The restructuring liabilities consist of obligations pertaining to the estimated future obligations for non-cancelable lease payments and severance and benefits obligations through June 30, 2019 and only severance, benefits and other related obligations subsequent to the adoption of ASU 2016-02 Leases (Topic 842) on July 1, 2019.  During years ended 2021, 2020 and 2019, the Company recorded restructuring, impairments and related charges of $2.6 million, $22.0 million and $5.1 million, respectively. The charges are reflected in “Restructuring and related charges” in the consolidated statements of operations.

2021 Restructuring

During fiscal 2021, the Company continued its cost reduction initiative begun in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of  $1.5 million, related to the 2020 Plan.  In addition, the Company incurred facility-related charges of $1.1 million, related to previously impaired facilities. Severance and benefits charges consisted primarily of additional employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”). With the reduction and realignment of the headcount under the 2020 Plan, the Company is relocating certain of its lab equipment to third-party consulting companies. The Company has incurred $9.6 million of charges under the 2020 Plan through June 30, 2021. The Company expects to incur additional equipment related relocation expenses of $0.5 million and expects to substantially complete these activities by the first half of fiscal 2022. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

2020 Restructuring and Impairment

During fiscal 2020, the Company moved to reduce its operating expenses by exiting a floor in its San Jose, California facility and consolidating its workforce.  Also, the Company exited additional space in its Salem, New Hampshire facility, which includes general office and lab space. The Company continued its initiative to realign its operations resulting from the acquisition of Aerohive and consolidating its workforce and exiting the facility it acquired from Aerohive in Milpitas, California which includes general office and lab space.  The Company had the intent and ability to sub-lease these facilities which it had ceased using and as such, had considered estimated future sub-lease income based on its existing lease agreements, as well as the local real estate market conditions, in measuring the amount of asset impairment. The Company also factored into its estimate the time for a sub-lease tenant to enter into an agreement and complete any improvements.

With the global disruptions and slow-down in the demand of its products caused by the global pandemic outbreak, COVID-19, and the uncertainty around the timing of the recovery of the market, the Company initiated a reduction-in-force plan (the 2020 Plan) to reduce its operating costs and enhance financial flexibility. The plan affected approximately 320 employees primarily from the research and development and sales organizations who were located mainly in the U.S. and India. The Company recorded restructuring charges of $8.1 million during the fiscal year ended June 30, 2020 related to the 2020 Plan. The Company incurred additional charges related to this 2020 Plan through the first quarter of fiscal 2021, which primarily included employee severance and benefit expenses. The Company recorded additional severance and benefits charges of $5.4 million for the fiscal year ended June 30, 2020 related to the previous year’s restructuring plans. In total the Company incurred $13.5 million in restructuring charges for the year ended June 30, 2020 which were all severance and benefit related. In addition, the Company recorded facility impairment related charges of $8.5 million for the fiscal year ended June 30, 2020 which included $6.7 million for the impairment of ROU assets as referenced in the preceding paragraph, $0.9 million for impairment of long-lived assets, and $0.9 million of other charges related to previously impaired facilities.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance and Other	Total
Balance as of June 30, 2018	$1,797	$4,658	$6,455
Period charges	254	5,274	5,528
Period reversals	—	(438)	(438)
Period payments	(287)	(5,935)	(6,222)
Balance as of June 30, 2019	$1,764	$3,559	$5,323
Period charges	—	14,875	14,875
Period reversals	—	(1,369)	(1,369)
Reclassification to reduce operating lease assets	(1,764)	—	(1,764)
Period payments	—	(14,846)	(14,846)
Balance at June 30, 2020	$—	$2,219	$2,219
Period charges	—	1,597	1,597
Period reversals	—	(128)	(128)
Period payments	—	(3,417)	(3,417)
Balance at June 30, 2021	$—	$271	$271

16. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2021	2020	2019
Domestic	$(4,194)	$(143,651)	$22,330
Foreign	14,379	23,159	(48,204)
Income (loss) before income taxes	$10,185	$(120,492)	$(25,874)

The provision (benefit) for income taxes for the years ended 2021, 2020 and 2019 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2021	2020	2019
Current:
Federal	$—	$(22)	$—
State	1,160	256	655
Foreign	5,334	4,597	5,100
Total current	6,494	4,831	5,755
Deferred:
Federal	324	333	(3,691)
State	1,169	44	(488)
Foreign	262	1,145	(1,597)
Total deferred	1,755	1,522	(5,776)
Provision (benefit) for income taxes	$8,249	$6,353	$(21)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (21 percent) to income (loss) before income taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2021	2020	2019
Tax at federal statutory rate	$2,139	$(25,303)	$(5,433)
State income tax, net of federal benefit	917	202	517
Release of foreign valuation allowance	—	—	(2,794)
Release of US valuation allowance – Tax reform	—	—	(4,680)
Establishment of Irish valuation allowance	—	—	8,642
US valuation allowance change – deferred tax movement	(9,387)	2,414	(4,444)
Research and development credits	(2,423)	(4,947)	(6,598)
Tax impact of foreign earnings	11,979	6,925	9,817
Foreign withholding taxes	828	762	745
Stock based compensation	1,162	4,349	2,436
Goodwill amortization	1,467	331	834
Nondeductible officer compensation	1,496	862	713
Nondeductible meals and entertainment	71	364	517
AMT credit monetization	—	(22)	—
Gain on transfer of intellectual property ("IP")	—	19,819	—
Other	—	597	(293)
Provision (benefit) for income taxes	$8,249	$6,353	$(21)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2021	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$69,126	$74,548	$36,514
Tax credit carry-forwards	68,003	67,364	54,745
Depreciation	3,113	2,755	2,168
Intangible amortization	35,340	32,642	36,882
Deferred revenue	11,625	7,610	1,887
Inventory write-downs	14,501	13,014	10,277
Other allowances and accruals	28,899	32,318	30,210
Stock based compensation	2,792	3,169	4,114
Deferred intercompany gain	3,693	3,693	3,693
Ireland goodwill amortization	6,303	7,132	—
Other	1,175	888	673
Total deferred tax assets	244,570	245,133	181,163
Valuation allowance	(230,588)	(232,862)	(169,343)
Total net deferred tax assets	13,982	12,271	11,820
Deferred tax liabilities:
Goodwill amortization	(8,575)	(6,691)	(4,904)
Prepaid commissions	(3,166)	(1,958)	(1,585)
Deferred tax liability on foreign withholdings	(578)	(551)	(505)
Total deferred tax liabilities	(12,319)	(9,200)	(6,994)
Net deferred tax assets	$1,663	$3,071	$4,826
Recorded as:
Net non-current deferred tax assets	5,491	5,405	6,783
Net non-current deferred tax liabilities	(3,828)	(2,334)	(1,957)
Net deferred tax assets	$1,663	$3,071	$4,826

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s global valuation allowance decreased by $2.2 million in the fiscal year ended June 30, 2021 and increased by $63.5 million in the fiscal year ended June 30, 2020. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against certain non-U.S. deferred tax assets in Ireland and Brazil.  The valuation allowance is determined by assessing both negative and positive available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years and the cyclical nature of the Company's business provides sufficient negative evidence that require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.

As of June 30, 2021, the Company had net operating loss carry-forwards (“NOLs”) for U.S. federal and state tax purposes of $242.0 million and $156.2 million, respectively.  As of June 30, 2021, the Company also had foreign net operating loss carry-forwards in Ireland, Australia and Brazil of $17.2 million, $7.7 million and $14.7 million, respectively.  As of June 30, 2021, the Company also had federal and state tax credit carry-forwards of $42.8 million and $31.9 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits.  Of the $242.0 million U.S. federal net operating loss carry-forwards, $144.9 million will begin to expire in the fiscal year ending June 30, 2033 and $97.1 million have an indefinite carryforward life. The state net operating losses of $156.2 million will begin to partially expire in the fiscal year ending June 30, 2022. The foreign net operating losses can generally be carried forward indefinitely.  Federal research and development tax credits of $33.7 million will expire beginning in fiscal 2022, if not utilized and foreign tax credits of $9.1 million will expire beginning in fiscal 2022.  North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2024, if not utilized. California state research and development tax credits of $31.0 million do not expire and can be carried forward indefinitely.

In October 2020, the Company performed an analysis under Section 382 of the Internal Revenue Code (“IRC”)  with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of these U.S. tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2020, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes. The Company also performed in June 2020 a separate IRC section 382 analysis with respect to the NOLs and tax credits acquired from Aerohive and have determined that while the Company will be subject to an annual limitation, the Company should not be limited on the full utilization of the losses and credits during the statutory allowable carryforward period for the NOLs and credits.

As of June 30, 2021, cumulative undistributed, indefinitely reinvested earnings of non-U.S. subsidiaries totaled $29.1 million.  It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the U.S. The Company has reviewed its prior position on the reinvestment of earnings of certain foreign subsidiaries and has recorded a deferred tax liability of $0.6 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential tax associated with repatriation of these earnings as well as the deemed repatriation related to U.S. tax reform enacted in 2017 is $5.3 million.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities throughout the world.  Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire, Texas and North Carolina. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years ended June 2001 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years ended June 2000 forward due to net operating losses. Statutes related to material foreign jurisdictions are generally open for fiscal years ended June 2017 forward for Ireland and for tax year ended March 2018 forward for India.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in the United States.  The CARES Act, among other things, includes modifications to net operating loss carryforward provisions and net interest expense deductions, and allows deferment of employer social security tax payments.  The Company evaluated the provisions of the CARES Act and how certain elections may impact our financial position and results of operations, and have determined the enactment of the CARES Act did not have a material impact to the income tax provision for the fiscal year ended June 30, 2020, or to the net deferred tax assets as of June 30, 2020.

The U.S. tax rules require U.S. tax on foreign earnings, known as Global Intangible Low Taxed Income (“GILTI”).  Under U.S. GAAP, taxpayers are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”).  The Company has elected to account for GILTI tax as a component of tax expense in the period in which it is incurred under the period cost method.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2021, the Company had $19.1 million of unrecognized tax benefits.  If fully recognized in the future, $0.4 million would impact the effective tax rate, and $18.7 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.  The Company does not reasonably expect the amount of unrealized tax benefits to materially decrease during the next twelve months. The decrease in the current year related to prior year tax positions relates to the reclassification of an unrecognized tax benefit to a valuation allowance with no net impact to the financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2018	$17,506
Increase related to prior year tax positions	26
Lapse of statute of limitations	(364)
Balance at June 30, 2019	17,168
Increase related to prior year tax positions	8,906
Increase related to current year tax positions	44
Decrease related to prior year tax positions	(1,800)
Lapse of statute of limitations	(421)
Balance at June 30, 2020	23,897
Decrease related to prior year tax positions	(4,296)
Increase related to prior year tax positions	28
Increase related to current year tax positions	72
Lapse of statute of limitations	(637)
Balance at June 30, 2021	$19,064

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of tax expense in the consolidated statements of operations and totaled less than $0.1 million for each of the years ended 2021, 2020 and 2019.

17. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock used in the basic net income (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested restricted stock.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Net income (loss)	$1,936	$(126,845)	$(25,853)
Weighted-average shares used in per share calculation - basic	124,019	119,814	117,954
Options to purchase common stock	542	—	—
Restricted stock units	3,047	—	—
Employee Stock Purchase Plan shares	61	—	—
Weighted-average shares used in per share calculation - diluted	127,669	119,814	117,954

Net income (loss) per share - basic and diluted
Net income (loss) per share - basic	$0.02	$(1.06)	$(0.22)
Net income (loss) per share - diluted	$0.02	$(1.06)	$(0.22)

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

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

		Year Ended
	June 30, 2021	June 30, 2020	June 30, 2019
Options to purchase common stock	637	3,036	2,693
Restricted stock units	80	8,103	8,337
Employee Stock Purchase Plan shares	334	553	612
Total shares excluded	1,051	11,692	11,642

18. Subsequent Event

On August 6, 2021, the Company along with its subsidiary Extreme Networks Ireland Holding Ltd, entered into a put option agreement with InfoVista SAS, relating to the transfer of ownership of Ipanematech SAS (“Ipanematech”). Appended to the put option agreement is a form of sale and purchase agreement which provides for the acquisition at a fixed purchase price of €60 million (approximately $73 million based on the currency exchange rate as of the time of the announcement), payable at closing of the acquisition.

The acquisition will be accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Ipanematech will be recorded at their respective fair values and added to those of the Company including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.  Results of operations of Ipanematech will be included in the operations of the Company beginning with the closing date. As of the date of the filing of this Form 10-K, the initial purchase price allocation has not been prepared as the acquisition has not been completed.

For the fiscal year ended June 30, 2021, the transaction costs related to this acquisition were immaterial and were included in “General and administrative” expense in the accompanying consolidated statements of operations.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2021.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2021, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements as of and for the year ended June 30, 2021 included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1†	Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	8-K	9/15/2016	2.1
2.2	Amendment No. 1 dated October 28, 2016 to the Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	10-Q	2/2/2017	2.1
2.3	Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	8-K	3/7/2017	2.1
2.4	Amendment No. 1, dated April 3, 2017, to the Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	10-Q	5/4/2017	2.2
2.5†	Asset Purchase Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and, solely for the purposes set forth therein, Broadcom Corporation.	8-K	3/30/2017	2.1
2.6	Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	8-K	10/3/2017	2.1
2.7	Amendment No. 1 dated May 6, 2018 to the Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	10-K	8/29/2018	2.8
2.8	Agreement and Plan of Merger, dated June 26, 2019 by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and Aerohive Networks, Inc.	8-K	6/26/2019	2.1
2.9†	Put Option Agreement, dated August 6, 2021 relating to the acquisition of Ipanematech SAS.				X
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.1
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	10-Q	5/11/2020	3.4
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1	Amended and Restated Tax Benefit Preservation Plan, dated as of May 17, 2021 between Extreme Networks, Inc. and Computershare Inc., which includes the Form of Right Certificate as Exhibit A.	8-K	5/18/2021	4.1
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.2	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.3	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2

10.4*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated June 2016.	10-K	9/6/2016	10.11
10.5*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated December 2018.	S-8	2/8/2019	99.1
10.6*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.7*	Form of performance based restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.2
10.8*	Form of restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.3
10.9*	Form of performance stock unit under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.21
10.10*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27
10.11	Debt Commitment Letter, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Silicon Valley Bank.	8-K	9/15/2016	10.1
10.12	Sublease Agreement, dated February 3, 2017, by and between the Company as sub-landlord and Yangtze Memory Technologies, Inc. as sub-tenant.	10-Q	5/4/2017	10.2
10.13	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.14	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6
10.15*	Form of 2017 restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.42
10.16	Consent Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and solely for the purposes set forth therein, Broadcom Corporation.	8-K	10/3/2017	10.1
10.17*	Form of Performance vesting restricted stock units agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan	10-Q	11/9/2017	10.4

10.18*	Form of Notice of Grant and Grant Agreement for Performance Stock Option.	10-Q	11/02/2018	10.3
10.19*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units.	10-Q	11/02/2018	10.4
10.20*	Offer Letter, executed November 15, 2018, between Extreme Networks, Inc. and Remi Thomas.	8-K	11/20/2018	10.1
10.21	Form of Indemnification Agreement for directors and officers.	10-Q	05/10/2019	10.1
10.22*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.	10-Q	05/10/2019	10.2
10.23*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	05/10/2019	10.3
10.24	Commitment Letter, June 26, 2019, among Bank of Montreal, BMO Capital Markets Corp. and Extreme Networks, Inc.	8-K	06/26/2019	10.1
10.25	Tender and Support Agreement by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and certain stockholders of Aerohive Networks, Inc.	8-K	06/26/2019	99.1
10.26

Credit Agreement, dated as of August  9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	08/09/2019	(b)(2)
10.27	Amended and Restated 2013 Equity Incentive Plan.	S-8	12/1/2019	99.1
10.28*	Executive Vice President Severance Policy.	10-Q	1/30/2020	10.49
10.29	First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.51
10.30	Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.52
10.31*	Offer Letter, executed May 27, 2020, between Extreme Networks, Inc. and Joe Vitalone	10-K	8/31/2021	10.43
10.32*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units	10-K	8/31/2021	10.44
10.33	Third Amendment to the Amended and Restated Credit Agreement dated as of November 3, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.45
10.34	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.46
10.35*	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	4/29/2021	10.47
10.36*	Executive Vice President Severance Practice only applies to Direct Reports to CEO.	10-Q	4/29/2021	10.48
16.1	Letter from KPMG LLP to SEC, dated September 11, 2020.	8-K	9/11/2020	16.1

21.1	Subsidiaries of Extreme Networks, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see the signature page of this Form 10 K).	X
31.1	Section 302 Certification of Chief Executive Officer.	X
31.2	Section 302 Certification of Chief Financial Officer.	X
32.1**	Section 906 Certification of Chief Executive Officer.	X
32.2**	Section 906 Certification of Chief Financial Officer.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 formatted in Inline XBRL (included in Exhibit 101)	X

*	Indicates management or board of directors contract or compensatory plan or arrangement.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 27, 2021.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer, (Principal Accounting Officer)
August 27, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 27, 2021	(Principal Executive Officer)
August 27, 2021

/s/ REMI THOMAS	/s/ CHARLES CARINALLI
Remi Thomas	Charles Carinalli
Executive Vice President, Chief Financial Officer	Director
(Principal Accounting Officer)	August 27, 2021
August 27, 2021

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
August 27, 2021	August 27, 2021

/s/ RAJ KHANNA	/s/ INGRID BURTON
Raj Khanna	Ingrid Burton
Director	Director
August 27, 2021	August 27, 2021