Form 10-Q
period 2021-09-30
EXTREME NETWORKS INC
filed 2021-11-05
CIK 1078271

p262Tejo

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-40423

EXTREME NETWORKS, INC.

(Exact name of registrant as specified in its charter)

delaware	77-0430270
[State or other jurisdiction of incorporation or organization]	[I.R.S Employer Identification No.]

2121 RDU Center Drive, Suite 300, Morrisville, North Carolina	27560
[Address of principal executive office]	[Zip Code]

Registrant’s telephone number, including area code: (408) 579-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EXTR	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of October 28, 2021, the registrant had 129,879,238 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2021

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash	$191,349	$246,894
Accounts receivable, net	129,611	156,476
Inventories	32,439	32,885
Prepaid expenses and other current assets	70,772	51,340
Total current assets	424,171	487,595
Property and equipment, net	52,878	55,004
Operating lease right-of-use assets, net	33,820	36,927
Intangible assets, net	45,898	36,038
Goodwill	387,808	331,159
Other assets	64,229	63,370
Total assets	$1,008,804	$1,010,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,356 and $2,404, respectively	$26,144	$23,721
Accounts payable	63,394	60,142
Accrued compensation and benefits	52,098	71,610
Accrued warranty	10,780	11,623
Current portion of operating lease liabilities	18,453	18,743
Current portion of deferred revenue	216,807	212,412
Other accrued liabilities	67,384	57,449
Total current liabilities	455,060	455,700
Deferred revenue, less current portion	139,216	133,172
Long-term debt, less current portion, net of unamortized debt issuance costs of $4,121 and $4,760, respectively	297,379	315,865
Operating lease liabilities, less current portion	28,744	32,515
Deferred income taxes	3,986	3,828
Other long-term liabilities	12,094	14,545
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 136,351 and 133,279 shares issued, respectively; 129,754 and 126,682 shares outstanding, respectively	136	133
Additional paid-in-capital	1,084,671	1,078,602
Accumulated other comprehensive loss	(3,722)	(2,811)
Accumulated deficit	(965,647)	(978,343)
Treasury stock at cost, 6,597 shares	(43,113)	(43,113)
Total stockholders’ equity	72,325	54,468
Total liabilities and stockholders’ equity	$1,008,804	$1,010,093

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Net revenues:
Product	$185,161	$161,396
Service and subscription	82,523	74,406
Total net revenues	267,684	235,802
Cost of revenues:
Product	80,944	73,395
Service and subscription	31,137	27,389
Total cost of revenues	112,081	100,784
Gross profit:
Product	104,217	88,001
Service and subscription	51,386	47,017
Total gross profit	155,603	135,018
Operating expenses:
Research and development	47,766	49,524
Sales and marketing	69,527	64,325
General and administrative	17,003	16,461
Acquisition and integration costs	1,510	1,975
Restructuring and related charges	279	1,001
Amortization of intangibles	1,154	1,792
Total operating expenses	137,239	135,078
Operating income (loss)	18,364	(60)
Interest income	110	118
Interest expense	(3,880)	(6,663)
Other income (expense), net	171	(887)
Income (loss) before income taxes	14,765	(7,492)
Provision for income taxes	2,069	1,320
Net income (loss)	$12,696	$(8,812)

Basic and diluted income (loss) per share:
Net income (loss) per share - basic	$0.10	$(0.07)
Net income (loss) per share - diluted	$0.10	$(0.07)

Shares used in per share calculation - basic	128,324	121,705
Shares used in per share calculation - diluted	133,225	121,705

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Net income (loss)	$12,696	$(8,812)
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	(85)	(173)
Reclassification adjustment related to interest rate swaps	281	160
Change in unrealized gains and losses on foreign currency forward contracts	(201)	—
Net decrease from derivatives designated as hedging instruments	(5)	(13)
Net change in foreign currency translation adjustments	(906)	1,455
Other comprehensive income (loss)	(911)	1,442
Total comprehensive income (loss)	$11,785	$(7,370)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands) (Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398
Net loss	—	—	—	—	—	—	(8,812)	(8,812)
Other comprehensive income	—	—	—	1,442	—	—	—	1,442
Issuance of common stock from equity incentive plans, net of tax withholdings	2,418	3	3,578	—	—	—	—	3,581
Share-based compensation	—	—	8,302	—	—	—	—	8,302
Balance at September 30, 2020	129,532	$130	$1,046,921	$(4,936)	(6,597)	$(43,113)	$(989,091)	$9,911

Balance at June 30, 2021	133,279	133	1,078,602	(2,811)	(6,597)	(43,113)	(978,343)	54,468
Net income	—	—	—	—	—	—	12,696	12,696
Other comprehensive loss	—	—	—	(911)	—	—	—	(911)
Issuance of common stock from equity incentive plans, net of tax withholdings	3,072	3	(4,375)	—	—	—	—	(4,372)
Share-based compensation	—	—	10,444	—	—	—	—	10,444
Balance at September 30, 2021	136,351	$136	$1,084,671	$(3,722)	(6,597)	$(43,113)	$(965,647)	$72,325

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$12,696	$(8,812)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,155	6,727
Amortization of intangible assets	6,440	8,491
Reduction in carrying amount of right-of-use asset	3,902	4,038
Provision for doubtful accounts	26	-
Share-based compensation	10,444	8,302
Deferred income taxes	682	312
Non-cash interest expense	1,314	1,103
Other	(176)	1,380
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	28,281	(910)
Inventories	604	6,628
Prepaid expenses and other assets	(18,640)	(1,521)
Accounts payable	2,577	10,628
Accrued compensation and benefits	(22,540)	(5,482)
Operating lease liabilities	(4,839)	(4,812)
Deferred revenue	7,680	6,607
Other current and long-term liabilities	6,648	(7,934)
Net cash provided by operating activities	40,254	24,745
Cash flows from investing activities:
Capital expenditures	(3,410)	(3,023)
Business acquisition, net of cash acquired	(69,517)	—
Net cash used in investing activities	(72,927)	(3,023)
Cash flows from financing activities:
Payments on debt obligations	(16,750)	(24,750)
Payments for tax withholdings, net of proceeds from issuance of common stock	(4,372)	3,581
Payment of contingent consideration obligations	(559)	(603)
Deferred payments on an acquisition	(1,000)	(1,000)
Net cash used in financing activities	(22,681)	(22,772)
Foreign currency effect on cash	(191)	294
Net decrease in cash	(55,545)	(756)

Cash at beginning of period	246,894	193,872
Cash at end of period	$191,349	$193,116

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations.  The condensed consolidated balance sheet at June 30, 2021 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2021. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for fiscal 2022 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30.  All references herein to “fiscal 2022” or “2022” represent the fiscal year ending June 30, 2022.  All references herein to “fiscal 2021” or “2021” represent the fiscal year ended June 30, 2021.

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
2.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income taxes – Simplifying the Accounting for Income Taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year. The standard was adopted on July 1, 2021 and did not have a material impact on the Company’s financial statements upon adoption.

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

On September 30, 2021, the Company had $356.0 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues.  The Company expects to recognize approximately 52 percent of its deferred revenue as revenue in fiscal 2022, an additional 25 percent in fiscal 2023 and 23 percent of the balance thereafter.

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

Revenue recognized for the three months ended September 30, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each period was $73.4 million and $66.9 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $13.5 million and $13.1 million at September 30, 2021 and June 30, 2021, respectively. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended September 30, 2021 and 2020, was $1.8 million and $1.2 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations, which were satisfied or partially satisfied during previous periods.

Revenues by Category

The Company operates in three geographic regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC, which includes Asia Pacific, China, South Asia and Japan. The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customer’s (in thousands):

	Three Months Ended
	September 30, 2021			September 30, 2020
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$56,068	$67,331	$123,399	$60,670	$57,347	$118,017
Other	7,799	3,367	11,166	8,241	4,090	12,331
Total Americas	63,867	70,698	134,565	68,911	61,437	130,348
EMEA	77,898	35,731	113,629	47,529	33,576	81,105
APAC	4,335	15,155	19,490	5,051	19,298	24,349
Total net revenues	$146,100	$121,584	$267,684	$121,491	$114,311	$235,802

For the three months ended September 30, 2021 the Company generated 11% of its revenues from the Netherlands and 10% of its revenues from the Germany. No other foreign country accounted for 10% or more of revenue for the three months ended September 30, 2021 or 2020.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended
	September 30, 2021	September 30, 2020
Tech Data Corporation	22%	27%
Jenne Corporation	14%	15%
Westcon Group Inc.	18%	13%

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	September 30, 2021	June 30, 2021
Tech Data Corporation	17%	19%
Jenne Corporation	22%	24%

4.	Business Combination

Fiscal 2022 Acquisition

Ipanema Acquisition

On September 14, 2021 (the “Acquisition Date”), the Company completed its acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of Infovista pursuant to a Sale and Purchase Agreement (“the Agreement”).  Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million which was funded from existing cash on hand. The primary reason for the acquisition was to acquire the talent and the technology which will allow us to expand our portfolio with new cloud-managed SD-WAN and security offerings to support our enterprise customers.

The Acquisition has been accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Ipanema have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The final purchase price allocation is pending the finalization of valuations primarily intangible assets and deferred revenue, which may result in an adjustment to the preliminary purchase price allocation.

The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The fair value of working capital related items, such as accounts receivable, other current assets and accrued liabilities, approximated their book values at the date of acquisition. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay to a third party to assume the obligation. Valuations of the intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets which may ultimately impact the overall level of goodwill associated with the acquisition. Results of operations of Ipanema have been included in the operations of the Company beginning with the Acquisition Date.

The preliminary purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands):

Preliminary Allocation as of September 14, 2021
Cash and cash equivalents	$1,364
Accounts receivable, net	1,440
Inventories	337
Prepaid expenses and other current assets	1,841
Property and equipment	46
Other assets	21
Accounts payable	(1,220)
Accrued compensation and benefits	(2,304)
Accrued warranty	(41)
Other accrued liabilities	(71)
Deferred revenue	(2,758)
Other liabilities	(723)
Net tangible liabilities	(2,068)

Identifiable intangible assets	16,300
Goodwill	56,649
Total intangible assets acquired	72,949

Total net assets acquired	$70,881

The following table presents details of the identifiable intangible assets acquired as part of the acquisition (in thousands):

Intangible Assets	Weighted Average Estimated Useful Life (in years)	Amount
Developed technologies	6	$14,500
Customer relationships	4	1,800
Total identifiable intangible assets		$16,300

The amortization for the developed technologies is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles” in the accompanying condensed consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ipanema. The Company will not be entitled to amortization of the goodwill and intangible assets for tax purposes as this acquisition is a nontaxable stock acquisition.

The results of operations of Ipanema are included in the accompanying condensed consolidated results of operations beginning September 15, 2021.  The overall results of Operations of Ipanema were not material to the condensed consolidated financial statements of Extreme.

In the quarter ended September 30, 2021, the Company incurred acquisition and integration related expenses of $1.5 million associated with the acquisition of Ipanema. Acquisition and integration costs consist primarily of professional fees for financial and legal advisory services. Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the Acquisition had occurred as of the beginning of the earliest period presented, July 1, 2020, the beginning of fiscal 2021, after giving effect to purchase accounting adjustments relating to deferred revenue, depreciation and amortization of intangibles and acquisition and integration costs.

The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the beginning of fiscal 2021, nor are they necessarily indicative of future operating results. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions which could alter the unaudited pro forma results.

The unaudited pro forma financial information for the three months ended September 30, 2020 combines the historical results for Extreme for such periods assuming the transaction closed on July 1, 2020, which include the results of Ipanema subsequent to the Acquisition Date, and Ipanema’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three months ended
	September 30, 2021	September 30, 2020
Net revenues	$270,051	$237,494
Net income (loss)	$12,815	$(14,298)
Net income (loss) per share - basic	$0.10	$(0.12)
Net income (loss) per share - diluted	$0.10	$(0.12)
Shares used in per share calculation - basic	128,324	121,705
Shares used in per share calculation - diluted	133,225	121,705

5.	Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	September 30, 2021	June 30, 2021
Finished goods	$26,398	$27,901
Raw materials	6,041	4,984
Total Inventories	$32,439	$32,885

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2021	June 30, 2021
Computers and equipment	$74,943	$75,866
Purchased software	41,421	40,037
Office equipment, furniture and fixtures	10,219	10,201
Leasehold improvements	53,130	53,329
Total property and equipment	179,713	179,433
Less: accumulated depreciation and amortization	(126,835)	(124,429)
Property and equipment, net	$52,878	$55,004

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

The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Balance beginning of period	$11,623	$14,035
Warranties assumed due to acquisition	41	—
New warranties issued	2,710	3,079
Warranty expenditures	(3,594)	(3,630)
Balance end of period	$10,780	$13,484

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

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. The Company does not invest an amount exceeding 10% of its combined cash in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.
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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and June 30, 2021 (in thousands).

September 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$740	$—	$740
Interest rate swaps	—	937	—	937
Acquisition-related contingent consideration obligations	—	—	358	358
Total liabilities measured at fair value	$—	$1,677	$358	$2,035

June 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$560	$—	$560
Interest rate swaps	—	1,133	—	1,133
Acquisition-related contingent consideration obligations	—	—	913	913
Total liabilities measured at fair value	$—	$1,693	$913	$2,606

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

As of September 30, 2021 and June 30, 2021, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amount of $22.6 million and $23.0 million, respectively. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts are included in other income (expense), net in the condensed consolidated statement of operations. For the three months ended September 30, 2021, there were net losses of $0.2 million. For the three months ended September 30, 2020, there were gains of less than $0.1 million. As of September 30, 2021 and June 30, 2021, the Company had foreign exchange forward contracts that were designated as hedging instruments with notional principal amount of $11.3 million and $21.8 million, respectively. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of September 30, 2021 and June 30, 2021, these contracts had unrealized losses of $0.4 million and $0.2 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of September 30, 2021 and as of June 30, 2021, the Company had interest rate swap contracts, designated as cash flow hedges, with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive loss. As of September 30, 2021 and as of June 30, 2021, these contracts had an unrealized loss of $0.9 million and $1.1 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as discussed in Note 8) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Since the interest rate is variable for the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $330.0 million and $346.7 million as of September 30, 2021, and June 30, 2021, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At September 30, 2021 and June 30, 2021, the Company reflected one liability measured at fair value of $0.4 million and $0.9 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations is recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Beginning balance	913	2,167
Payments	(559)	(603)
Accretion on discount	4	12
Ending balance	$358	$1,576

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended September 30, 2021 and 2020. There were no impairments recorded for the three months ended September 30, 2021 and 2020.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method.

7.	Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2021
Developed technology	3.4 years	$170,600	$135,112	$35,488
Customer relationships	4.6 years	64,839	55,074	9,765
Backlog	— years	400	400	—
Trade names	0.6 years	10,700	10,429	271
License agreements	5.2 years	2,445	2,071	374
Total intangibles, net		$248,984	$203,086	$45,898

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2021
Developed technology	1.8 years	$156,100	$129,861	$26,239
Customer relationships	4.8 years	63,039	54,204	8,835
Backlog	— years	400	400	—
Trade names	0.7 years	10,700	10,128	572
License agreements	5.4 years	2,445	2,053	392
Total intangibles, net		$232,684	$196,646	$36,038

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Amortization of intangibles in “Total cost of revenues”	$5,286	$6,699
Amortization of intangibles in "Operations"	1,154	1,792
Total amortization expense	$6,440	$8,491

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for developed technology, license agreements and other intangibles.
8.	Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2021	June 30, 2021
Current portion of long-term debt:
Term Loan	$28,500	$26,125
Less: unamortized debt issuance costs	(2,356)	(2,404)
Current portion of long-term debt	$26,144	$23,721

Long-term debt, less current portion:
Term Loan	$301,500	$320,625
Less: unamortized debt issuance costs	(4,121)	(4,760)
Total long-term debt, less current portion	297,379	315,865
Total debt	$323,523	$339,586

In connection with the acquisition of Aerohive Networks, Inc., on August 9, 2019, the Company entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among the Company, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders.

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

At the Company’s election, the initial term loan under the 2019 Credit Agreement may be made as either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranges from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranges from 1.25% to 3.50%, in each case based on Extreme’s consolidated leverage ratio. All Eurodollar loans are subject to a Base Rate of 0.00%. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.30%) on the unused portion of the 2019 Revolving Facility, also based on the Company’s consolidated leverage ratio. Principal installments are payable on the new term loan in varying percentages quarterly starting December 31, 2019 and to the extent not previously paid, all outstanding balances are to be paid at maturity. The 2019 Credit Agreement is secured by substantially all of the Company’s assets.

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

Under the terms of the Second Amendment, the Company was not permitted to exceed $55.0 million in its outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate was 4.5%, and the Company was restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until the Company was in compliance with the original covenants of the 2019 Credit Agreement.

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

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021 the Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Form 10-Q for the quarterly period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019 resulted in the Company’s Eurodollar loan spread decreasing from 4.5% during the suspension period to 2.75% and unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with the 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments, and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility. The interest rate as of September 30, 2021 was 2.4%. and as of September 30, 2020 was 4.9%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.8 million and $0.8 million for the three months ended September 30, 2021 and 2020

During the fiscal year ended June 30, 2021, the Company repaid $55.0 million against its 2019 Revolving Facility’s outstanding balance of $55.0 million and has no remaining outstanding balance at September 30, 2021. The Company has $60.2 million of availability under the 2019 Revolving Facility as of September 30, 2021. During the three months ended September 30, 2021, the Company made an additional payment of $12 million against its term loan facility.

The Company had $14.8 million of outstanding letters of credit as of September 30, 2021.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2021, the Company had commitments to purchase $64.9 million of inventory.

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

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc.

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

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges direct and indirect infringement of the German portion of a patent (“EP ’364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that equipped with the ExtremeXOS operating system. Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company. The matter is proceeding through the appellate process, and an oral hearing was held on October 21, 2021.  A decision is pending.

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

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The court found the EP ‘364 patent to be valid and the Company is considering an appeal.  The case filed to seek to invalidate the EP ‘077 patent is proceeding.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use their software.  SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company has filed a motion to dismiss and a motion to transfer the case to the Northern District of California. Both motions are pending. A trial date has been set for November 2022.

Mala Technologies Ltd. v. Extreme Networks GmbH, Extreme Networks Ireland Ops Ltd., and Extreme Networks, Inc.

On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges indirect infringement of the German portion of a patent (“EP ‘498”) based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system.  Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  A hearing date has been set for July 14, 2022. The Company filed a nullity action related to the EP’498 patent on September 24, 2021 in the German Federal Patent Court.

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

The Company’s Board of Directors (the “Board”) adopted the Restated Rights Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of shares of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the Restated Rights Plan. From 2013 through 2020, the Board and stockholders approved amendments providing for one-year extensions of the term of the Restated Rights Plan. On May 17, 2021, the Board unanimously approved the 2021 Tax Benefit Preservation Plan, which amended and restated the Restated Rights Plan with a term that expires on May 17, 2024.  The amendment was approved by the stockholders of the Company at the annual meeting of stockholders on November 4, 2021.

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on August 11, 2021 to update tax withholding obligations.  The Compensation Committee of the Board unanimously approved an amendment to the 2013 Plan on September 10, 2021 to increase the maximum number of available shares by 7.9 million shares, which amendment was approved by the stockholders at the Company’s annual meeting of stockholders held on November 4, 2021.

Employee Stock Purchase Plan

The Compensation Committee of the Board unanimously approved an amendment to the 2014 Employee Stock Purchase Plan (the “ESPP”) on September 9, 2021 to increase the maximum number of shares that will be available for sale thereunder by 7.5 million shares.  The amendment was approved by the stockholders of the Company at the annual meeting of stockholders held on November 4, 2021.

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

There were no shares repurchased during the three months ended September 30, 2021 and 2020.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	September 30, 2021	June 30, 2021
2013 Equity Incentive Plan shares available for grant	2,784	6,753
Employee stock options and awards outstanding	10,553	10,359
2014 Employee Stock Purchase Plan	3,425	4,414
Total shares reserved for issuance	16,762	21,526

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Cost of product revenues	$310	$258
Cost of service and subscription revenues	362	372
Research and development	2,458	2,272
Sales and marketing	3,575	2,647
General and administrative	3,739	2,753
Total share-based compensation expense	$10,444	$8,302

Stock Options

The following table summarizes stock option activity for the three months ended September 30, 2021 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,645	$5.44	3.62	$9,404
Granted	—	—
Exercised	(80)	2.67
Cancelled	—	—
Options outstanding at September 30, 2021	1,565	$5.58	3.52	$6,677
Vested and expected to vest at September 30, 2021	1,565	$5.58	3.52	$6,677
Exercisable at September 30, 2021	1,247	$5.29	3.16	$5,674

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three months ended September 30, 2021 and 2020.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board. Stock awards generally provide for the issuance of restricted stock units (“RSUs”) including performance-condition or market-condition RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria or market conditions. The Company recognizes compensation expense on the awards over the vesting period based on the awards’ fair value as of the date of grant.  The Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the three months ended September 30, 2021 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2021	8,714	$5.51
Granted	3,611	11.37
Released	(3,161)	5.17
Cancelled	(176)	5.93
Non-vested stock awards outstanding at September, 2021	8,988	$7.97	$88,534
Stock awards expected to vest at September 30, 2021	8,988	$7.97	$88,534

The RSU's granted under the 2013 plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the three months ended September 30, 2021 included 0.9 million RSUs including the market condition awards discussed below to named executive officers and directors.

Market Condition Awards

During the three months ended September 30, 2021 and 2020, the Compensation Committee of the Board approved 0.7 million and 0.5 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

Level	Relative TSR	Shares Vested
Below Threshold	TSR is less than the Index by more than 37.5 percentage points	0%
Threshold	TSR is less than the Index by 37.5 percentage points	25%
Target	TSR equals the Index	100%
Maximum	TSR is greater than the Index by 25 percentage points or more	150%

Total shareholder return is calculated based on the average closing price for the 30-trading days prior to the beginning and end of the performance periods. Performance is measured based on three periods, with the ability for up to one-third of target shares to vest after years 1 and 2 and the ability for up to the maximum of the full award to vest based on the full 3-year TSR less any shares vested based on 1- and 2-year periods. Linear interpolation is used to determine the number of shares vested for achievement between target levels.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of these MSU granted during the three months ended September 30, 2021 was $12.69 per share. The assumptions used in the Monte-Carlo simulation included the expected volatility of 66%, risk-free rate of 0.44%, no expected dividend yield, expected term of 3 years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The weighted-average grant-date fair value of these MSU granted during the three months ended September 30, 2020 was $5.32 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 69%, risk-free rate of 0.18%, no expected dividend yield, expected term of 3 years and possible future stock prices over the performance period based on the historical stock and market prices.

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

There were 1.0 million and 1.5 million shares issued under the ESPP during the three months ended September 30, 2021 and 2020, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2021	September 30, 2020
Expected life	0.5 years	0.5 years
Risk-free interest rate	0.05%	0.12%
Volatility	52%	119%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended September 30, 2021 and 2020 was $3.18 and $2.23 per share, respectively.

12.	Information about Segments and Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment and related software. The Company conducts business globally and is managed geographically. Revenues are attributed to a geographical area based on the billing address of customers. The Company operates in three geographical areas: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East and Africa; and APAC which includes Asia Pacific, South Asia, India, Australia and Japan. The Company’s chief operating decision maker, who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

Long-lived Assets	September 30, 2021	June 30, 2021
Americas	$161,956	$151,839
EMEA	22,486	25,940
APAC	12,383	13,560
Total long-lived assets	$196,825	$191,339

13.	Derivatives and Hedging

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of September 30, 2021 and September 30, 2020, the total notional amount of these interest rate swaps was $200.0 million and had maturity dates through April 2023. As of September 30, 2021 and September 30, 2020, these contracts had unrealized losses of $0.9 million and $1.8 million, respectively, which are recorded in “Accumulated other comprehensive loss” with the associated liability in “Other accrued liabilities” in the condensed consolidated balance sheet. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive loss related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.8 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency that may or may not be designated as hedging instruments. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company enters into foreign exchange forward contracts primarily to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies.

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of September 30, 2021 and 2020, foreign exchange forward contracts not designated as hedging instruments had the total notional principal amount of $22.6 and $7.5 million, respectively. These contracts have maturities of 40 days or less. The net gains and losses recorded in the condensed consolidated statement of operations from these transactions during the three months ended September 30, 2021 and 2020 were losses of $0.2 million and gains of less than $0.1 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities

For foreign exchange forward contracts designated as hedging instruments, gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to expenses, as applicable, in the condensed consolidated statements of operations in the same period in which the underlying transactions affect our earnings. As of September 30, 2021, foreign exchange forward contracts designated as hedging instruments had the notional amount of $11.3 million. These contracts have maturities of less than twelve months. As of September 30, 2021, these contracts had unrealized losses of $0.4 million which are recorded in accumulated other comprehensive income (loss) with the associated liability in other accrued liabilities in the accompanying consolidated balance sheets. There were no foreign exchange forward contracts at September 30, 2020 that were designated as hedging instruments.

The Company recognized total foreign currency gains of $0.3 million and losses of $1.2 million for the three months ended September 30, 2021 and 2020, respectively related to the change in fair value of foreign currency denominated assets and liabilities.

14.	Restructuring and Related Charges.

The Company recorded $0.3 million of restructuring and related charges during the three months ended September 30, 2021 which primarily included facility related charges of $0.3 million for the three months ended September 30, 2021. Severance and benefit restructuring charges consisted primarily of employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company is relocating certain of its lab test equipment to third-party consulting companies. The Company has incurred $9.6 million of charges under the 2020 Plan through September 30, 2021. The Company expects to incur additional equipment related relocation expenses of $0.1 million and expects to substantially complete these activities by the first half of fiscal 2022. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

The Company recorded $1.0 million of restructuring and related charges during the three months ended September 30, 2020. The charges included $0.3 million for charges related to facilities which the Company has exited, and $0.7 million for employee severance and benefit expenses incurred under the Company’s restructuring plans.

Restructuring liabilities related to severance, benefits, and equipment relocation obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. The following table summarizes the activity related to the severance, benefits, and equipment relocation liabilities during the three months ended September 30, 2021 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
	Severance and Other
Balance at beginning of period	$271	$2,219
Period charges	8	772
Period reversals	(30)	(50)
Period payments	(156)	(2,639)
Balance at end of period	$93	$302

15.	Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $2.1 million and $1.3 million, respectively.

The income tax provisions for the three months ended September 30, 2021 and 2020, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”) and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three months ended September 30, 2021 and 2020 were calculated using the discrete effective tax rate method as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes – Interim Reporting.”  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis.  The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends and the cyclical nature of its business represent sufficient negative evidence to require full valuation allowances against its U.S. federal and state net deferred tax assets as well as a portion of the deferred tax assets in Ireland.  These valuation allowances will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

On September 14, 2021, the Company completed its acquisition of Ipanema. This acquisition is treated as a non-taxable stock acquisition and therefore, Extreme will have carryover tax basis in the assets and liabilities acquired.

The Company had $19.1 million of unrecognized tax benefits as of September 30, 2021.  If fully recognized in the future, $0.4 million would impact the effective tax rate and $18.7 million, would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s balance sheet.

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

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2021	September 30, 2020
Net income (loss)	$12,696	$(8,812)
Weighted-average shares used in per share calculation - basic	128,324	121,705
Options to purchase common stock	651	—
Restricted stock units	4,250	—
Employee Stock Purchase Plan shares	—	—
Weighted-average shares used in per share calculation - diluted	133,225	121,705

Net income (loss) per share - basic and diluted
Net income (loss) per share - basic	$0.10	$(0.07)
Net income (loss) per share - diluted	$0.10	$(0.07)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Options to purchase common stock	—	2,864
Restricted stock units	1,441	8,877
Employee Stock Purchase Plan shares	514	750
Total shares excluded	1,955	12,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the first quarter ended September 30, 2021, our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of end-to-end, cloud-driven networking solutions and top-rated services and support. Providing a set of comprehensive solutions from the Internet of Things (“IoT”) edge to the cloud, Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment as well as a leading cloud networking platform and applications portfolio using cloud management, machine learning (“ML”), and artificial intelligence (“AI”) to deliver network policy, analytics, security, and access controls. Our solutions enable companies to embrace the value of new cloud technology without having to rip and replace existing infrastructures. Extreme has been pushing the boundaries of networking technology for a quarter of a century, driven by a higher purpose of helping our customers connect beyond the network. Extreme’s cloud-driven technologies provide flexibility and scalability in deployment, management, and licensing of networks globally. Our global footprint provides service to over 50,000 customers across the world including some of the world’s leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Industry Background

Enterprises are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. With the impact of the global pandemic, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. ML and AI technologies have the potential to vastly improve the network experience in the post-pandemic world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, manageability, security, and speed, regardless of how distributed the network is.

We believe that the network has never been more vital than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more Software-as-a-service (“SaaS”) based applications, the cloud is fundamental to establishing a new normal. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability. As enterprises continue to migrate increasing numbers of applications and services to either private clouds or public clouds offered by third parties and to adopt new IT delivery models and applications, they are required to make fundamental network alterations and enhancements spanning from device access points (“AP”) to the network core.  In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. Service providers are also investing in network enhancements with platforms and applications that deliver data insights, provide flexibility, and can quickly respond to new user demands and 5G use cases.

We believe Extreme stands to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic fabric attach architecture, that delivers simplicity for moves and changes at the edge of the network, together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching and Wi-Fi, agnostic of the existing networking or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership and more flexibility along with a more resilient network. We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), and software-defined wide area network (“SD-WAN”) solutions to be approximately $26 billion and growing at approximately five percent per year over the next three years.  In addition, 5G provides an estimated $3 billion serviceable available market for Service Provider Networking.

The Extreme Strategy

The year 2020 resulted in unprecedented change – from the physical footprint of offices, to supply chain operations, to how we connect. Organizations and workforces extend anywhere and everywhere.  IT leaders are now tasked with ensuring the global, hybrid workforce is functional and successful no matter where they are and ensure people can work wherever they want.

Extreme has recognized that the way we and our customers communicate has changed and the new normal has given rise to these distributed enterprise environments, or in other words, the Infinite Enterprise, which has three key tenets:

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
•

Offer customers choice: public or private cloud, or on-premises. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need it and also have a solution for those who want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what is going on across their network and applications in real time – who, when, and what is connected to the network - critical for bring your own device (“BYOD”) and IoT usage.

•	Highest value of cloud management subscriptions. ExtremeCloud IQ Pilot provides our customers with four key applications enabling organizations to eliminate overlays.

o

Extreme AirDefense™ is a comprehensive wireless intrusion prevention system (“WIPS”) that simplifies the protection, monitoring and security of wireless networks. With the added Bluetooth and Bluetooth low energy intrusion prevention, network administrators can address growing threats against bluetooth and low energy devices.

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

Acquisition

On September On September 14, 2021 (the “Acquisition Date”), the Company completed its acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of Infovista pursuant to a Sale and Purchase Agreement (“the Agreement”).  Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million. The primary reason for the acquisition was to acquire the talent and the technology which will allow us to expand our portfolio with new cloud-managed SD-WAN and security offerings to support our enterprise customers.

Key Financial Metrics

During the first quarter of fiscal 2022, we achieved the following results:

•	Net revenues of $267.7 million compared to $235.8 million in the first quarter of fiscal 2021.
•	Product revenues of $185.2 million compared to $161.4 million in the first quarter of fiscal 2021.
•	Service and subscription revenues of $82.5 million compared to $74.4 million in the first quarter of fiscal 2021.
•	Total gross margin of 58.1% of net revenues compared to 57.3% of net revenues in the first quarter of fiscal 2021.
•	Operating income of $18.4 million compared to operating loss of $0.1 million in the first quarter of fiscal 2021.
•	Net income of $12.7 million compared to net loss of $8.8 million in the first quarter of fiscal 2021.
•	Cash flows provided by operating activities of $40.3 million compared to $24.7 million in the three months ended September 30, 2020.
•	Cash of $191.3 million as of September 30, 2021 compared to $246.9 million as of June 30, 2021.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change
Net revenues:
Product	$185,161	$161,396	$23,765	14.7%
Percentage of net revenues	69.2%	68.4%
Service and subscription	82,523	74,406	8,117	10.9%
Percentage of net revenues	30.8%	31.6%
Total net revenues	$267,684	$235,802	$31,882	13.5%

Product revenues increased $23.8 million or 14.7% for the three months ended September 30, 2021, as compared to the corresponding period of fiscal 2021. The product revenues increase for the three months ended September 30, 2021 was primarily due to the material slow-down in global demand during the corresponding period of fiscal 2021 due to the global outbreak of COVID-19.

Service and subscription revenues increased $8.1 million, or 10.9% for the three months ended September 30, 2021 as compared to the corresponding period in fiscal 2021. The increase in service and subscription revenues was primarily due to the growth in subscription revenues.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change
Gross profit:
Product	$104,217	$88,001	$16,216	18.4%
Percentage of product revenues	56.3%	54.5%
Service and subscription	51,386	47,017	4,369	9.3%
Percentage of service and subscription revenues	62.3%	63.2%
Total gross profit	$155,603	$135,018	$20,585	15.2%
Percentage of net revenues	58.1%	57.3%

Product gross profit increased $16.2 million or 18.4% for the three months ended September 30, 2021, as compared to the corresponding period in fiscal 2021. The increase in product gross profit was primarily due to increased revenues along with lower distribution charges of $0.5 million, which were mainly due to decreased tariffs, lower excess and obsolete inventory charges of $0.6 million, lower warranty costs of $0.4 million and lower amortization of intangibles due to certain intangibles being fully depreciated.

Service and subscription gross profit increased $4.4 million or 9.3% for the three months ended September 30, 2021, as compared to the corresponding period in fiscal 2021. The increase was primarily due to increased service and subscription revenues, partially offset by higher personnel costs, professional fees and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	$ Change	% Change
Research and development	$47,766	$49,524	$(1,758)	(3.5)%
Sales and marketing	69,527	64,325	5,202	8.1%
General and administrative	17,003	16,461	542	3.3%
Acquisition and integration costs	1,510	1,975	(465)	(23.5)%
Restructuring and related charges	279	1,001	(722)	(72.1)%
Amortization of intangibles	1,154	1,792	(638)	(35.6)%
Total operating expenses	$137,239	$135,078	$2,161	1.6%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $1.8 million or 3.5% for the three months ended September 30, 2021, as compared to the corresponding period in fiscal 2021. The decrease in research and development expenses was due to a $1.3 million decrease in facility and information technology costs and a $1.4 million decrease in software licenses and engineering project costs which lowered depreciation expense, partially offset by a $0.6 million increase in professional and contractor fees and a $0.4 million increase in personnel related costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $5.2 million or 8.1% for the three months ended September 30, 2021, as compared to the corresponding period in fiscal 2021. The increase in sales and marketing expenses was primarily due to a $4.1 million increase in personnel costs primarily due to higher compensation and benefits costs due to increase in headcount, a $1.0 million increase in travel costs and a $0.4 million increase in other expenses primarily marketing and sales promotions costs, partially offset by a $0.3 million decrease in professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $0.5 million or 3.3% for the three months ended September 30, 2021, as compared to the corresponding period in fiscal 2021. The increase in general and administrative expenses was primarily due to a $1.2 million increase in personnel costs primarily compensation expenses partially offset by a $0.7 million decrease in legal and professional fees.

Acquisition and Integration Costs

During the three months ended September 30, 2021, we incurred $1.5 million of integration costs which consisted primarily of professional fees for legal advisory services and financial services related to the acquisition of Ipanema.

During the three months ended September 30, 2020, we incurred $2.0 million of acquisition and integration costs. Acquisition and integration costs consisted primarily of additional professional fees for system integration and financial services related to Aerohive acquisition.

Restructuring and Related Charges

For the three months ended September 30, 2021, we recorded restructuring and related charges of $0.3 million which primarily comprised of facility-related charges related to our previously impaired facilities.

For the three months ended September 30, 2020, we recorded restructuring charges of $1.0 million. We continued our reduction-in-force initiative began in the third quarter of fiscal 2020 and recorded related severance and benefits charges of $0.7 million related to the 2020 Plan. In addition, we had facility-related charges of $0.3 million related to our previously impaired facilities.

Amortization of Intangibles

During the three months ended September 30, 2021 and 2020, we recorded $1.2 million and $1.8 million, respectively, of operating expenses for amortization of intangibles. The decrease was primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended September 30, 2021 and 2020, we recorded $3.9 million and $6.7 million, respectively, in interest expense.  The decreases in interest expense were primarily driven by lower average loan balances and lower average rates for the three months ended September 30, 2021 under our 2019 Credit Agreement.

Other Income (Expense), Net

During the three months ended September 30, 2021 and 2020, we recorded other income, net of $0.2 million and other expense, net of $0.9 million, respectively. The changes for the three months ended September 30, 2021 was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2021 and 2020, we recorded an income tax provision of $2.1 million and $1.3 million, respectively.

The income tax provisions for the three months ended September 30, 2021 and 2020 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where we have no remaining state net operating losses and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2021, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	September 30, 2021	June 30, 2021
Cash	$191,349	$246,894

As of September 30, 2021, our principal sources of liquidity consisted of cash of $191.3 million and accounts receivable, net of $129.6 million, and available borrowings under our five-year 2019 Revolving Facility of $60.2 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $191.3 million of cash at September 30, 2021, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of its shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. In February 2020, our Board of Directors increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchases for three years from February 5, 2020. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. There were no repurchases in the three months ended September 30, 2021.

In connection with the acquisition of Aerohive, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the 2019 Credit Agreement, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (“2019 Revolving Facility”).  In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests.  On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

On April 8, 2020, we entered into the First Amendment to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, we entered into the Second Amendment which superseded the First Amendment and provided certain revised terms and financial covenants through March 31, 2021. Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement resumed in effect. The Second Amendment required us to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021.  Under the terms of the Second Amendment, we were not permitted to exceed $55.0 million in our outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate was 4.5% and we were restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until we are in compliance with the original covenants of the 2019 Credit Agreement. On November 3, 2020, we and our lenders entered into the Third Amendment to increase the sublimit for letters of credit to $20.0 million. On December 8, 2020, we and our lenders entered into the Fourth Amendment to waive and amend certain terms and financial covenants within the 2019 Credit Agreement through March 31, 2021.

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021 our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Form 10-Q for the quarterly period ended March 31, 2021.  Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019, resulted in our Eurodollar loan spread decreasing from 4.5% during the suspension period to 2.75% and unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020
Net cash provided by operating activities	$40,255	$24,745
Net cash used in investing activities	(72,927)	(3,023)
Net cash used in financing activities	(22,682)	(22,772)
Foreign currency effect on cash	(191)	294
Net decrease in cash	$(55,545)	$(756)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the three months ended September 30, 2021, were $40.3 million, including our net income of $12.7 million and non-cash expenses of $27.8 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest.  Other sources of cash for the period included decreases in accounts receivables and inventory and increases in accounts payable, deferred revenues and other current and long-term liabilities. This was partially offset by increase in prepaid expenses and other current assets and decreases in accrued compensation and operating lease liabilities.

Cash flows provided by operations in the three months ended September 30, 2020, were $24.7 million, including our net loss of $8.8 million and non-cash expenses of $30.4 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and imputed interest.  Other sources of cash for the period included a decrease in inventory and increase in accounts payable and deferred revenues. This was partially offset by decreases in accrued compensation, other current and long-term liabilities, and operating lease liabilities and increases in accounts receivables and prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2021 were $72.9 million primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $3.4 million for the purchases of property and equipment.

Cash flows used in investing activities in the three months ended September 30, 2020 were $3.0 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the three months ended September 30, 2021 were $22.7 million due primarily to debt repayments of $16.8 million, payment of contingent consideration of $0.6 million, $1.0 million for deferred payments on acquisitions and $4.4 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options.

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

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in the three months ended September 30, 2021 and 2020, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$330,000	$28,500	$301,500	$—	$—
Interest on debt obligations	21,711	8,811	12,900	—	—
Unconditional purchase obligations	64,910	64,910	—	—	—
Contractual commitments	90,844	27,732	39,416	17,233	6,463
Lease payments on operating leases	50,995	15,566	22,732	8,765	3,932
Deferred payments for an acquisition	6,000	4,000	2,000	—	—
Contingent consideration for an acquisition	358	358	—	—	—
Other liabilities	517	181	336	—	—
Total contractual cash obligations	$565,335	$150,058	$378,884	$25,998	$10,395

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

We did not have any material commitments for capital expenditures as of September 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, of the notes to the condensed consolidated financial statements in this quarterly report on Form 10-Q.  At September 30, 2021, we had $330.0 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended September 30, 2021, the average daily outstanding amount was $346.6 million with a high of $346.8 million and a low of $330.0 million.

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

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2021, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of September 30, 2021, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of September 30, 2021	100 bps	50 bps
Debt	$(3,466)	$(1,733)	$346,568	$3,466	$1,733
Interest Rate Swaps	2,000	1,000	(200,000)	(2,000)	(1,000)
Net	$(1,466)	$(733)		$1,466	$733

*	Underlying interest rate was 2.4% as of September 30, 2021.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of September 30, 2021 and 2020, foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $22.6 million and $7.5 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in earnings as Other income (expense), net. As of September 30, 2021, we had forward foreign currency contracts designated as hedging instruments had a notional amount of $11.3 million. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of September 30, 2021, these contracts had unrealized losses of $0.4 million which are recorded in accumulated other comprehensive income (loss) with the associated liabilities in the accompanying consolidated balance sheets. There were no foreign exchange forward currency contracts that were designated as hedging instruments at September 30, 2020.

Foreign currency transaction gains and losses from operations was a gain of $0.3 million and a loss of $1.2 million for the three months ended September 30, 2021 and 2020, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and Note 9 to the notes to condensed consolidated financial statements, included in Part I, Item 1 of this Report which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

2.1†	Put Option Agreement, dated August 6, 2021 relating to the acquisition of Ipanematech SAS.	10-K	August 27, 2021	2.9

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) November 5, 2021