Form 10-Q
period 2021-12-31
EXTREME NETWORKS INC
filed 2022-01-28
CIK 1078271

p262Tejo

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of January 21, 2022, the registrant had 129,212,868 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2021

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash	$173,548	$246,894
Accounts receivable, net	133,255	156,476
Inventories	37,180	32,885
Prepaid expenses and other current assets	86,534	51,340
Total current assets	430,517	487,595
Property and equipment, net	52,117	55,004
Operating lease right-of-use assets, net	31,177	36,927
Intangible assets, net	40,945	36,038
Goodwill	395,246	331,159
Other assets	62,798	63,370
Total assets	$1,012,800	$1,010,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,333 and $2,404, respectively	$28,542	$23,721
Accounts payable	58,831	60,142
Accrued compensation and benefits	65,543	71,610
Accrued warranty	11,137	11,623
Current portion of operating lease liabilities	18,140	18,743
Current portion of deferred revenue	224,735	212,412
Other accrued liabilities	60,752	57,449
Total current liabilities	467,680	455,700
Deferred revenue, less current portion	148,477	133,172
Long-term debt, less current portion, net of unamortized debt issuance costs of $3,542 and $4,760, respectively	288,458	315,865
Operating lease liabilities, less current portion	25,437	32,515
Deferred income taxes	4,139	3,828
Other long-term liabilities	9,010	14,545
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 137,478 and 133,279 shares issued, respectively; 129,052 and 126,682 shares outstanding, respectively	137	133
Additional paid-in-capital	1,092,646	1,078,602
Accumulated other comprehensive loss	(2,791)	(2,811)
Accumulated deficit	(952,306)	(978,343)
Treasury stock at cost, 8,426 and 6,597 shares, respectively	(68,087)	(43,113)
Total stockholders’ equity	69,599	54,468
Total liabilities and stockholders’ equity	$1,012,800	$1,010,093

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net revenues:
Product	$191,102	$165,845	$376,263	$327,241
Service and subscription	89,831	76,283	172,354	150,689
Total net revenues	280,933	242,128	548,617	477,930
Cost of revenues:
Product	90,933	74,005	171,877	147,400
Service and subscription	31,214	27,931	62,351	55,320
Total cost of revenues	122,147	101,936	234,228	202,720
Gross profit:
Product	100,169	91,840	204,386	179,841
Service and subscription	58,617	48,352	110,003	95,369
Total gross profit	158,786	140,192	314,389	275,210
Operating expenses:
Research and development	48,080	49,186	95,846	98,710
Sales and marketing	71,565	66,732	141,092	131,057
General and administrative	17,877	16,360	34,880	32,821
Acquisition and integration costs	2,113	—	3,623	1,975
Restructuring and related charges	292	695	571	1,696
Amortization of intangibles	804	1,506	1,958	3,298
Total operating expenses	140,731	134,479	277,970	269,557
Operating income	18,055	5,713	36,419	5,653
Interest income	83	82	193	200
Interest expense	(3,076)	(6,068)	(6,956)	(12,731)
Other income (expense), net	72	(954)	243	(1,841)
Income (loss) before income taxes	15,134	(1,227)	29,899	(8,719)
Provision for income taxes	1,793	1,823	3,862	3,143
Net income (loss)	$13,341	$(3,050)	$26,037	$(11,862)

Basic and diluted income (loss) per share:
Net income (loss) per share - basic	$0.10	$(0.02)	$0.20	$(0.10)
Net income (loss) per share - diluted	$0.10	$(0.02)	$0.20	$(0.10)

Shares used in per share calculation - basic	129,403	123,264	128,863	122,485
Shares used in per share calculation - diluted	133,621	123,264	133,423	122,485

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income (loss)	$13,341	$(3,050)	$26,037	$(11,862)
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	346	(120)	261	(293)
Reclassification adjustment related to interest rate swaps	285	226	566	386
Change in unrealized gains and losses on foreign currency forward contracts	140	—	(61)	—
Net change from derivatives designated as hedging instruments	771	106	766	93
Net change in foreign currency translation adjustments	160	2,160	(746)	3,615
Other comprehensive income	931	2,266	20	3,708
Total comprehensive income (loss)	$14,272	$(784)	$26,057	$(8,154)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at September 30, 2020	129,532	$130	$1,046,921	$(4,936)	(6,597)	$(43,113)	$(989,091)	$9,911
Net loss	—	—	—	—	—	—	(3,050)	(3,050)
Other comprehensive income	—	—	—	2,266	—	—	—	2,266
Issuance of common stock from equity incentive plans, net of tax withholdings	648	—	(1,297)	—	—	—	—	(1,297)
Share-based compensation	—	—	10,095	—	—	—	—	10,095
Balance at December 31, 2020	130,180	$130	$1,055,719	$(2,670)	(6,597)	$(43,113)	$(992,141)	$17,925

Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	$(6,597)	$(43,113)	$(980,279)	$5,398
Net loss	—	—	—	—	—	—	(11,862)	(11,862)
Other comprehensive income	—	—	—	3,708	—	—	—	3,708
Issuance of common stock from equity incentive plans, net of tax withholdings	3,066	3	2,281	—	—	—	—	2,284
Share-based compensation			18,397					18,397
Balance at December 31, 2020	130,180	$130	$1,055,719	$(2,670)	(6,597)	$(43,113)	$(992,141)	$17,925

Balance at September 30, 2021	136,351	$136	$1,084,671	$(3,722)	(6,597)	$(43,113)	$(965,647)	$72,325
Net income	—	—	—	—	—	—	13,341	13,341
Other comprehensive income	—	—	—	931	—	—	—	931
Issuance of common stock from equity incentive plans, net of tax withholdings	1,127	1	(3,358)	—	—	—	—	(3,357)
Repurchase of stock	—	—	—	—	(1,829)	(24,974)	—	(24,974)
Share-based compensation	—	—	11,333	—	—	—	—	11,333
Balance at December 31, 2021	137,478	$137	$1,092,646	$(2,791)	(8,426)	$(68,087)	$(952,306)	$69,599

Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	26,037	26,037
Other comprehensive income	—	—	—	20	—	—	—	20
Issuance of common stock from equity incentive plans, net of tax withholdings	4,199	4	(7,733)	—	—	—	—	(7,729)
Repurchase of stock	—	—	—	—	(1,829)	(24,974)	—	(24,974)
Share-based compensation	—	—	21,777	—	—	—	—	21,777
Balance at December 31, 2021	137,478	$137	$1,092,646	$(2,791)	(8,426)	$(68,087)	$(952,306)	$69,599

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income (loss)	$26,037	$(11,862)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,233	12,471
Amortization of intangible assets	11,393	16,646
Reduction in carrying amount of right-of-use asset	7,778	8,072
Provision for doubtful accounts	14	143
Share-based compensation	21,777	18,397
Deferred income taxes	890	628
Non-cash interest expense	2,517	2,171
Other	(474)	3,195
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	24,626	(5,658)
Inventories	(4,239)	6,340
Prepaid expenses and other assets	(34,215)	(3,740)
Accounts payable	(2,505)	4,913
Accrued compensation and benefits	(8,378)	10,984
Operating lease liabilities	(9,675)	(10,116)
Deferred revenue	17,785	17,949
Other current and long-term liabilities	(1,082)	(7,762)
Net cash provided by operating activities	62,482	62,771
Cash flows from investing activities:
Capital expenditures	(6,653)	(8,039)
Business acquisition, net of cash acquired	(69,517)	—
Net cash used in investing activities	(76,170)	(8,039)
Cash flows from financing activities:
Payments on debt obligations	(23,875)	(64,500)
Repurchase of common stock	(24,974)	—
Payments for tax withholdings, net of proceeds from issuance of common stock	(7,729)	2,284
Payment of contingent consideration obligations	(816)	(1,021)
Deferred payments on an acquisition	(2,000)	(2,000)
Net cash used in financing activities	(59,394)	(65,237)
Foreign currency effect on cash	(264)	602
Net decrease in cash	(73,346)	(9,903)

Cash at beginning of period	246,894	193,872
Cash at end of period	$173,548	$183,969

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations.  The condensed consolidated balance sheets at June 30, 2021 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2021. The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for fiscal 2022 or any future periods.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“the FASB”) issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740), which reduces the complexity of accounting for income taxes including the removal of certain exceptions to the general principles of Accounting Standards Codification (“ASC”) 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within the fiscal year. The standard was adopted on July 1, 2021 and did not have a material impact on the Company’s financial statements upon adoption.

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods, with early adoption permitted, including adoption in an interim period. The Company has elected to early adopt the standard in the quarter ended December 31, 2021 and retrospectively applied the standard to the acquisition that happened in the current fiscal year beginning July 1, 2021. The application of the guidance increased the deferred revenue balance acquired through the acquisition of Ipanema by $7.1 million as of the acquisition date.

3.	Revenues

The Company accounts for revenues in accordance with ASU 2014-09, Revenue from Contracts from Customers (Topic 606).  The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of services and subscriptions, which primarily includes maintenance contracts and software subscriptions delivered as software as a service (“SaaS”) and additional revenues from professional services, and training for its products. The Company sells its products, maintenance contracts and SaaS direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers.  The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users.  Products and services may be sold separately or in bundled packages.

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

On December 31, 2021, the Company had $373.2 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues. The Company expects to recognize approximately 38% of its deferred revenue as revenue in fiscal 2022, an additional 34% in fiscal 2023 and 28% of the balance thereafter.

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

Revenue recognized for the three months ended December 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each period was $81.9 million and $68.8 million, respectively. Revenue recognized for the six months ended December 31, 2021 and 2020 that was included in the deferred revenue balance at the beginning of each period was $132.5 million and $120.5 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $14.2 million and $13.1 million at December 31, 2021 and June 30, 2021, respectively. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended December 31, 2021 and 2020, was $1.8 million and $1.2 million, respectively. Amortization recognized during the six months ended December 31, 2021 and 2020, was $3.6 million and $2.5 million, respectively.

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

	Three Months Ended
	December 31, 2021			December 31, 2020
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$68,565	$68,585	$137,150	$46,506	$58,744	$105,250
Other	3,865	4,955	8,820	8,950	3,648	12,598
Total Americas	72,430	73,540	145,970	55,456	62,392	117,848
EMEA	68,934	42,128	111,062	69,602	34,220	103,822
APAC	5,034	18,867	23,901	2,793	17,665	20,458
Total net revenues	$146,398	$134,535	$280,933	$127,851	$114,277	$242,128

	Six Months Ended
	December 31, 2021			December 31, 2020
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$124,633	$135,916	$260,549	$107,176	$116,091	$223,267
Other	11,664	8,322	19,986	17,191	7,738	24,929
Total Americas	136,297	144,238	280,535	124,367	123,829	248,196
EMEA	146,832	77,859	224,691	117,131	67,796	184,927
APAC	9,369	34,022	43,391	7,844	36,963	44,807
Total net revenues	$292,498	$256,119	$548,617	$249,342	$228,588	$477,930

For the six months ended December 31, 2021, the Company generated 10% of its revenues from the Netherlands. For the three months ended December 31, 2020, the Company generated 11% of its revenues from the Netherlands and 11% of its revenues from Germany. For the six months ended December 31, 2020, the Company generated 10% of its revenues from the Netherlands and 10% of its revenues from Germany. No other foreign country accounted for 10% or more of revenue for the three and six months ended December 31, 2021 or 2020.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
TD Synnex Corporation	21%	21%	22%	24%
Jenne Corporation	18%	11%	16%	13%
Westcon Group Inc.	11%	19%	15%	16%

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	December 31, 2021	June 30, 2021
TD Synnex Corporation	10%	19%
Jenne Corporation	*	24%
* Less than 10% of accounts receivable.

4.	Business Combination

Fiscal 2022 Acquisition

Ipanema Acquisition

On September 14, 2021 (the “Acquisition Date”), the Company completed its acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of Infovista pursuant to a Sale and Purchase Agreement.  Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million, which was funded from existing cash on hand. The primary reason for the acquisition was to acquire the talent and the technology to allow us to expand our portfolio with new cloud-managed SD-WAN and security offerings to support our enterprise customers.

The Acquisition has been accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Ipanema have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The purchase price has been preliminarily allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The final purchase price allocation is pending the finalization of valuations primarily intangible assets, goodwill and income tax assets and liabilities, which may result in an adjustment to the preliminary purchase price allocation.

The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The fair value of working capital related items, such as accounts receivable, other current assets and accrued liabilities, approximated their book values at the date of acquisition. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay to a third party to assume the obligation. The fair value of the acquired deferred revenue was subsequently remeasured in accordance with ASC Topic 606 based on the recently issued and adopted guidance ASU 2021-08. Valuations of the intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. The Company also continues to analyze the tax implications of the acquisition of the intangible assets, which may ultimately impact the overall level of goodwill associated with the Acquisition. Results of operations of Ipanema have been included in the operations of the Company beginning with the Acquisition Date.

The preliminary purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands):

	Preliminary Allocation as of September 14, 2021	Adjustments		Allocation as of December 31, 2021
Cash and cash equivalents	$1,364	$—		$1,364
Accounts receivable, net	1,440	(6)	a	1,434
Inventories	337	(63)	a	274
Prepaid expenses and other current assets	1,841	(1,082)	a	759
Property and equipment	46	—		46
Other assets	21	—		21
Accounts payable	(1,220)	244	a	(976)
Accrued compensation and benefits	(2,304)	638	a	(1,666)
Accrued warranty	(41)	—		(41)
Other accrued liabilities	(71)	(51)	b	(122)
Deferred revenue	(2,758)	(7,118)	b	(9,876)
Other liabilities	(723)			(723)
Net tangible liabilities	(2,068)	(7,438)		(9,506)

Identifiable intangible assets	16,300	—		16,300
Goodwill	56,649	7,438	a,b	64,087
Total intangible assets acquired	72,949	7,438		80,387

Total net assets acquired	$70,881	$—		$70,881

The changes made during the period in the table above include: a) measurement period adjustments attributable to the Company’s review of the additional information being obtained on preacquisition assets and liabilities, b) the increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the period ended December 31, 2021.

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

For the three and six months ended December 31, 2021, the Company incurred acquisition and integration related expenses of $2.1 million and $3.6 million, respectively, associated with the acquisition of Ipanema. Acquisition and integration costs consisted primarily of professional fees for financial and legal advisory services. Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

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

The pro forma results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition been consummated as of the beginning of fiscal 2021, nor are they necessarily indicative of future operating results. The unaudited pro forma results do not include the impact of synergies, nor any potential impacts on current or future market conditions, which could alter the unaudited pro forma results.

The unaudited pro forma financial information for the three and six months ended December 31, 2020 combines the historical results for Extreme for such periods assuming the transaction closed on July 1, 2020, which include the results of Ipanema subsequent to the Acquisition Date, and Ipanema’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three months ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net revenues	$280,438	$248,474	$551,743	$488,828
Net income (loss)	$15,562	$(5,439)	$29,631	$(16,877)
Net income (loss) per share - basic	$0.12	$(0.04)	$0.23	$(0.14)
Net income (loss) per share - diluted	$0.12	$(0.04)	$0.22	$(0.14)
Shares used in per share calculation - basic	129,403	123,264	128,863	122,485
Shares used in per share calculation - diluted	133,621	123,264	133,423	122,485

5.	Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	December 31, 2021	June 30, 2021
Finished goods	$30,342	$27,901
Raw materials	6,838	4,984
Total inventories	$37,180	$32,885

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31, 2021	June 30, 2021
Computers and equipment	$76,308	$75,866
Purchased software	44,305	40,037
Office equipment, furniture and fixtures	10,242	10,201
Leasehold improvements	52,984	53,329
Total property and equipment	183,839	179,433
Less: accumulated depreciation and amortization	(131,722)	(124,429)
Property and equipment, net	$52,117	$55,004

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Balance beginning of period	$10,780	$13,484	$11,623	$14,035
Warranties assumed due to acquisition	—	—	41	—
New warranties issued	3,822	3,056	6,532	6,135
Warranty expenditures	(3,465)	(3,467)	(7,059)	(7,097)
Balance end of period	$11,137	$13,073	$11,137	$13,073

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and June 30, 2021 (in thousands).

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$168	$—	$168
Total assets measured at fair value	$—	$168	$—	$168
Liabilities
Foreign currency derivatives	$—	$274	$—	$274
Interest rate swaps	—	306	—	306
Acquisition-related contingent consideration obligations	—	—	208	208
Total liabilities measured at fair value	$—	$580	$208	$788

June 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$560	$—	$560
Interest rate swaps	—	1,133	—	1,133
Acquisition-related contingent consideration obligations	—	—	913	913
Total liabilities measured at fair value	$—	$1,693	$913	$2,606

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

As of December 31, 2021 and June 30, 2021, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amount of $20.4 million and $23.0 million, respectively. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts are included in other income (expense), net in the condensed consolidated statement of operations. For the three and six months ended December 31, 2021, there were net losses of less than $0.1 million and $0.2 million, respectively. For the three and six months ended December 31, 2020, there were net gains of $0.4 million and $0.5 million, respectively. As of December 31, 2021 and June 30, 2021, the Company had foreign exchange forward contracts that were designated as hedging instruments with notional principal amount of $5.7 million and $21.8 million, respectively. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of December 31, 2021 and June 30, 2021, these contracts had unrealized losses of $0.3 million and $0.2 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of December 31, 2021 and as of June 30, 2021, the Company had interest rate swap contracts, designated as cash flow hedges, with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive loss. As of December 31, 2021 and as of June 30, 2021, these contracts had an unrealized loss of $0.3 million and $1.1 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as defined in Note 8) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Since the interest rate is variable for the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $322.9 million and $346.7 million as of December 31, 2021, and June 30, 2021, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At December 31, 2021 and June 30, 2021, the Company reflected one liability measured at fair value of $0.2 million and $0.9 million, respectively, for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. The activities related to acquisition-related contingent consideration obligations during the period were not significant.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended December 31, 2021 and 2020. There were no impairments recorded for the three and six months ended December 31, 2021 and 2020.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method.

7.	Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2021
Developed technology	3.3 years	$170,600	$139,284	$31,316
Customer relationships	4.4 years	64,839	55,706	9,133
Backlog	— years	400	400	—
Trade names	0.6 years	10,700	10,560	140
License agreements	4.9 years	2,445	2,089	356
Total intangibles, net		$248,984	$208,039	$40,945

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2021
Developed technology	1.8 years	$156,100	$129,861	$26,239
Customer relationships	4.8 years	63,039	54,204	8,835
Backlog	— years	400	400	—
Trade names	0.7 years	10,700	10,128	572
License agreements	5.4 years	2,445	2,053	392
Total intangibles, net		$232,684	$196,646	$36,038

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Amortization of intangibles in “Total cost of revenues”	$4,149	$6,649	$9,435	$13,348
Amortization of intangibles in “Operations”	804	1,506	1,958	3,298
Total amortization expense	$4,953	$8,155	$11,393	$16,646

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for developed technology, license agreements and other intangibles.

8.	Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2021	June 30, 2021
Current portion of long-term debt:
Term Loan	$30,875	$26,125
Less: unamortized debt issuance costs	(2,333)	(2,404)
Current portion of long-term debt	$28,542	$23,721

Long-term debt, less current portion:
Term Loan	$292,000	$320,625
Less: unamortized debt issuance costs	(3,542)	(4,760)
Total long-term debt, less current portion	288,458	315,865
Total debt	$317,000	$339,586

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

The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (the “2019 Revolving Facility”).  In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million, plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the additional proceeds from the term loan to partially fund the Acquisition and for working capital and general corporate purposes.

At the Company’s election, the initial term loan under the 2019 Credit Agreement may be made as either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranges from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranges from 1.25% to 3.50%, in each case based on Extreme’s consolidated leverage ratio. All Eurodollar loans are subject to a Base Rate of 0.00%. In addition, the Company is required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.25%) on the unused portion of the 2019 Revolving Facility, also based on the Company’s consolidated leverage ratio. Principal installments are payable on the new term loan in varying percentages quarterly starting December 31, 2019 and to the extent not previously paid, all outstanding balances are to be paid at maturity. The 2019 Credit Agreement is secured by substantially all of the Company’s assets.

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

On April 8, 2020, the Company entered into the first amendment to the 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, the Company entered into the second amendment to the 2019 Credit Agreement (the “Second Amendment”), which superseded the First Amendment and provided certain revised terms and financial covenants through March 31, 2021. Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement resumed in effect. The Second Amendment required the Company to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021. Under the terms of the Second Amendment, the Company was not permitted to exceed $55.0 million in its outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate was 4.5%, and the Company was restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until the Company was in compliance with the original covenants of the 2019 Credit Agreement.

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

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, the

Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and, as such, the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019 resulted in the Company’s Eurodollar loan spread decreasing from 4.5% during the suspension period to 2.75% and unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with the 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments, and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility. The interest rate as of December 31, 2021 was 1.86% and as of December 31, 2020 was 4.65%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations totaled $0.7 million and $0.8 million for the three months ended December 31, 2021 and 2020, and totaled $1.5 million each for the six months ended December 31, 2021 and 2020.

During the fiscal year ended June 30, 2021, the Company repaid $55.0 million against its 2019 Revolving Facility’s outstanding balance of $55.0 million and had no remaining outstanding balance at December 31, 2021. The Company had $60.2 million of availability under the 2019 Revolving Facility as of December 31, 2021. During the six months ended December 31, 2021, the Company made an additional payment of $12.0 million against its term loan facility.

The Company had $14.8 million of outstanding letters of credit as of December 31, 2021.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2021, the Company had commitments to purchase $53.2 million of inventory.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual. However, if the loss (or an additional loss in excess of any prior accrual) is at least reasonably possible and material and a reasonable estimate can be made, then the Company would make an accrual. The assessment whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Litigation is unpredictable, and even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty. An adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of certain U.S. Patent based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The Court has dismissed the case with prejudice.  The deadline for XR to appeal the dismissal is February 3, 2022.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges direct and indirect infringement of the German portion of a patent (“EP ‘364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that equipped with the ExtremeXOS operating system. Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company. The matter is proceeding through the appellate process, and an oral hearing was held on October 21, 2021.  The Court has appointed an expert to provide an opinion and a decision is pending.

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of a second patent (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, the Court issued an infringement decision against the Company and granted to Orckit the right to enforce the judgment against the Company, which Orckit has provided notification to the Company that it will enforce the judgment. In the rendering of account, Orckit was informed that the products at issue were in end of sale status prior to the filing of the ‘077 complaint. The Company has appealed the infringement decision, and the matter is proceeding through the appellate process.

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The court found the EP ‘364 patent to be valid and the Company has filed an appeal.  The case filed to seek to invalidate the EP ‘077 patent is proceeding.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software.  SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company has filed a motion to dismiss and a motion to transfer the case to the Northern District of California. Both motions are pending. A trial date has been set for February 2023.

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

Stockholders’ Rights Agreement

On May 17, 2021, the Company entered into the Amended and Restated Tax Benefit Preservation Plan (the “2021 Tax Benefit Preservation Plan”), which amended and restated the Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC, as the rights agent. The 2021 Tax Benefit Preservation Plan was approved by stockholders of the Company at the annual meeting of stockholders on November 4, 2021. The 2021 Tax Benefit Preservation Plan governs the terms of each right (“Right”) that has been issued with respect to each share of common stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of the Company’s Preferred Stock.

The Company’s Board of Directors (the “Board”) adopted the 2021 Tax Benefit Preservation Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of shares of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the 2021 Tax Benefit Preservation Plan.

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

During the three and six months ended December 31, 2021, the Company repurchased a total of 1,829,333 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $13.65 per share. There were no shares repurchased during the three and six months ended December 31, 2020. As of December 31, 2021, approximately $30.0 million remains available for share repurchases under the program.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	December 31, 2021	June 30, 2021
2013 Equity Incentive Plan shares available for grant	10,920	6,753
Employee stock options and awards outstanding	9,262	10,359
2014 Employee Stock Purchase Plan	10,924	4,414
Total shares reserved for issuance	31,106	21,526

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Cost of product revenues	$303	$314	$613	$572
Cost of service and subscription revenues	351	439	713	811
Research and development	2,664	2,694	5,122	4,966
Sales and marketing	3,860	3,239	7,435	5,886
General and administrative	4,155	3,409	7,894	6,162
Total share-based compensation expense	$11,333	$10,095	$21,777	$18,397

Stock Options

The following table summarizes stock option activity for the six months ended December 31, 2021 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,645	$5.44	3.62	$9,404
Granted	—	—
Exercised	(356)	2.55
Cancelled	—	—
Options outstanding at December 31, 2021	1,289	$6.24	3.89	$12,188
Vested and expected to vest at December 31, 2021	1,289	$6.24	3.89	$12,188
Exercisable at December 31, 2021	1,010	$6.12	3.68	$9,681

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the six months ended December 31, 2021 and 2020.

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

The following table summarizes stock award activity for the six months ended December 31, 2021 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2021	8,714	$5.51
Granted	3,889	11.36
Released	(4,353)	5.18
Cancelled	(277)	6.47
Non-vested stock awards outstanding at December 31, 2021	7,973	$8.51	$125,178
Stock awards expected to vest at December 31, 2021	7,973	$8.51	$125,178

The RSU’s granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the six months ended December 31, 2021 included 1.0 million RSUs including the market condition awards discussed below to named executive officers and directors.

Market Condition Awards

During the six months ended December 31, 2021 and 2020, the Compensation Committee of the Board granted 0.7 million and 0.5 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

Level	Relative TSR	Shares Vested
Below Threshold	TSR is less than the Index by more than 37.5 percentage points	0%
Threshold	TSR is less than the Index by 37.5 percentage points	25%
Target	TSR equals the Index	100%
Maximum	TSR is greater than the Index by 25 percentage points or more	150%

Total shareholder return is calculated based on the average closing price for the 30-trading days prior to the beginning and end of the performance periods. Performance is measured based on three periods, with the ability for up to one-third of target shares to vest after years one and two and the ability for up to the maximum of the full award to vest based on the full three-year TSR less any shares vested based on one- and two-year periods. Linear interpolation is used to determine the number of shares vested for achievement between target levels.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the MSUs granted during the six months ended December 31, 2021 was $12.69 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 66%, risk-free rate of 0.44%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The weighted-average grant-date fair value of the MSUs granted during the six months ended December 31, 2020 was $5.32 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 69%, risk-free rate of 0.18%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices.

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

There were 1.0 million and 1.5 million shares issued under the ESPP during the six months ended December 31, 2021 and 2020, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Six Months Ended
	December 31, 2021	December 31, 2020
Expected life	0.5 years	0.5 years
Risk-free interest rate	0.05%	0.12%
Volatility	52%	119%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the six months ended December 31, 2021 and 2020 was $3.18 and $2.23 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	December 31, 2021	June 30, 2021
Americas	$154,720	$151,839
EMEA	20,155	25,940
APAC	12,162	13,560
Total long-lived assets	$187,037	$191,339

13.	Derivatives and Hedging

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of December 31, 2021 and December 31, 2020, the total notional amount of these interest rate swaps was $200.0 million and had maturity dates through April 2023. As of December 31, 2021 and December 31, 2020, these contracts had unrealized losses of $0.3 million and $1.7 million, respectively, which are recorded in “Accumulated other comprehensive loss” with the associated liability in “Other accrued liabilities” in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive loss related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.4 million will be reclassified to interest expense over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of December 31, 2021 and 2020, foreign exchange forward contracts not designated as hedging instruments had the total notional principal amount of $20.4 and $22.7 million, respectively. These contracts have maturities of 40 days or less. The net gains and losses recorded in the condensed consolidated statement of operations from these transactions during the three and six months ended December 31, 2021 were losses of less than $0.1 million and $0.2 million, respectively, and during the three and six months ended December 31, 2020, there were net gains of $0.4 million and $0.5 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities

For foreign exchange forward contracts designated as hedging instruments, gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to expenses, as applicable, in the condensed consolidated statements of operations in the same period in which the underlying transactions affect our earnings. As of December 31, 2021, foreign exchange forward contracts designated as hedging instruments had the notional amount of $5.7 million. These contracts have maturities of less than twelve months. As of December 31, 2021, these contracts had unrealized losses of $0.3 million which are recorded in accumulated other comprehensive income (loss) with the associated liability in other accrued liabilities in the accompanying consolidated balance sheets. There were no foreign exchange forward contracts at December 31, 2020 that were designated as hedging instruments.

The Company recognized total foreign currency losses of less than $0.1 million and $1.3 million for the three months ended December 31, 2021 and 2020, respectively, related to the change in fair value of foreign currency denominated assets and liabilities. The Company recognized total foreign currency gains of $0.3 million and a loss of $2.4 million for the six months ended December 31, 2021 and 2020, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

14.	Restructuring and Related Charges

The Company recorded $0.3 million and $0.6 million of restructuring and related charges during the three and six months ended December 31, 2021, respectively, which primarily included facility related charges of $0.3 million and $0.6 million for the three and six months ended December 31, 2021, respectively. Severance and benefit restructuring charges consisted primarily of employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company is relocating certain of its lab test equipment to third-party consulting companies. The Company has incurred $9.6 million of charges under the 2020 Plan through December 31, 2021. As of December 31, 2021, the Company has substantially completed all these activities under the 2020 Plan. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

The Company recorded $0.7 million and $1.7 million of restructuring charges, net of reversals and impairments during the three and six months ended December 31, 2020, respectively. Total restructuring charges included severance, benefits, and equipment relocation charges of $0.4 million and $1.1 million, as well as facility related charges of $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively. Severance and benefit restructuring charges consisted primarily of additional employee severance and benefit expenses incurred under the 2020 Plan to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under 2020 Plan, the Company relocated certain of its lab test equipment to third-party consulting companies. The Company incurred $9.2 million charges under the 2020 Plan through December 31, 2020. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

Restructuring liabilities related to severance, benefits, and equipment relocation obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. The following table summarizes the activity related to the severance, benefits, and equipment relocation liabilities during the three and six months ended December 31, 2021 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	Severance and Other		Severance and Other
Balance at beginning of period	$93	$302	$271	$2,219
Period charges	4	475	12	1,247
Period reversals	—	(78)	(30)	(128)
Period payments	—	(518)	(156)	(3,157)
Balance at end of period	$97	$181	$97	$181

15.	Income Taxes

For the three months ended December 31, 2021 and 2020, the Company recorded an income tax provision of $1.8 million. For the six months ended December 31, 2021 and 2020, the Company recorded an income tax provision of $3.9 million and $3.1 million, respectively.

The income tax provisions for the three and six months ended December 31, 2021 and 2020, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”) and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three and six months ended December 31, 2021 and 2020 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting.”  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. A valuation allowance is determined by assessing both negative and positive evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis.  The Company’s inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends and the cyclical nature of its business represent sufficient negative evidence to require full valuation allowances against its U.S. federal and state net deferred tax assets as well as a portion of the deferred tax assets in Ireland.  These valuation allowances will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets.

On September 14, 2021, the Company completed its acquisition of Ipanema. This acquisition is treated as a non-taxable stock acquisition and, therefore, Extreme will have carryover tax basis in the assets and liabilities acquired.

The Company had $19.1 million of unrecognized tax benefits as of December 31, 2021.  If fully recognized in the future, $0.5 million would impact the effective tax rate and $18.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to NOLs and the Company’s state income tax returns are subject to examination for fiscal years 2000 forward due to NOLs. The Company is not currently under audit in any material jurisdictions.

16.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Dilutive income per share is calculated by dividing net income by the weighted-average number of shares of common stock used in the basic net income (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income (loss)	$13,341	$(3,050)	$26,037	$(11,862)
Weighted-average shares used in per share calculation - basic	129,403	123,264	128,863	122,485
Options to purchase common stock	702	—	677	—
Restricted stock units	3,340	—	3,795	—
Employee Stock Purchase Plan shares	176	—	88	—
Weighted-average shares used in per share calculation - diluted	133,621	123,264	133,423	122,485

Net income (loss) per share - basic and diluted
Net income (loss) per share - basic	$0.10	$(0.02)	$0.20	$(0.10)
Net income (loss) per share - diluted	$0.10	$(0.02)	$0.20	$(0.10)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Options to purchase common stock	—	2,156	—	2,345
Restricted stock units	7	9,553	8	9,003
Employee Stock Purchase Plan shares	764	1,324	620	1,040
Total shares excluded	771	13,033	628	12,388

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the second quarter ended December 31, 2021, our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

We believe Extreme stands to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic fabric attach architecture, that delivers simplicity for moves and changes at the edge of the network, together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching and Wi-Fi, agnostic of the existing networking or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership and more flexibility along with a more resilient network. We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), and software-defined wide area network (“SD-WAN”) solutions to be approximately $26 billion and growing at approximately five percent per year over the next three years.  In addition, we estimate that 5G provides an estimated $3 billion serviceable available market for Service Provider Networking.

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

Extreme has recognized that the way we and our customers communicate has changed and the new normal has given rise to these distributed enterprise environments, or in other words, the Infinite Enterprise, which has three key tenets:

•

Infinitely distributed connectivity is the enterprise-grade reliable connectivity that allows users to connect to anywhere, from anywhere. It is always present, available and assured, while being secure and manageable.

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
•

Offer customers choice: public or private cloud, or on-premises. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need it and also have a solution for those who want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what is going on across their network and applications in real time – who, when, and what is connected to the network – critical for bring your own device (“BYOD”) and IoT usage.

•	Highest value of cloud management subscriptions. ExtremeCloud IQ Pilot provides our customers with four key applications enabling organizations to eliminate overlays.
o

Extreme AirDefense™ is a comprehensive wireless intrusion prevention system that simplifies the protection, monitoring and security of wireless networks. With the added Bluetooth and Bluetooth low energy intrusion prevention, network administrators can address growing threats against Bluetooth and low energy devices.

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

Acquisition

On September 14, 2021, we completed our acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of Infovista pursuant to a Sale and Purchase Agreement.  Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million. The primary reason for the Acquisition was to acquire the talent and the technology to allow us to expand our portfolio with new cloud-managed SD-WAN and security offerings to support our enterprise customers.

Key Financial Metrics

During the second quarter of fiscal 2022, we achieved the following results:

•	Net revenues of $280.9 million compared to $242.1 million in the second quarter of fiscal 2021.
•	Product revenues of $191.1 million compared to $165.8 million in the second quarter of fiscal 2021.
•	Service and subscription revenues of $89.8 million compared to $76.3 million in the second quarter of fiscal 2021.
•	Total gross margin of 56.5% of net revenues compared to 57.9% of net revenues in the second quarter of fiscal 2021.
•	Operating income of $18.1 million compared to operating income of $5.7 million in the second quarter of fiscal 2021.
•	Net income of $13.3 million compared to net loss of $3.1 million in the second quarter of fiscal 2021.

During the first six months of fiscal 2022, we reflected the following results:

•	Cash flows provided by operating activities of $62.4 million compared to $62.8 million in the six months ended December 31, 2020.
•	Cash of $173.5 million as of December 31, 2021 compared to $246.9 million as of June 30, 2021.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2021	December 31, 2020	$ Change	% Change	December 31, 2021	December 31, 2020	$ Change	% Change
Net revenues:
Product	$191,102	$165,845	$25,257	15.2%	$376,263	$327,241	$49,022	15.0%
Percentage of net revenues	68.0%	68.5%			68.6%	68.5%
Service and subscription	89,831	76,283	13,548	17.8%	172,354	150,689	21,665	14.4%
Percentage of net revenues	32.0%	31.5%			31.4%	31.5%
Total net revenues	$280,933	$242,128	$38,805	16.0%	$548,617	$477,930	$70,687	14.8%

Product revenues increased $25.3 million or 15.2% for the three months ended December 31, 2021, as compared to the corresponding period of fiscal 2021. Product revenues increased $49.0 million or 15.0% for the six months ended December 31, 2021, as compared to the corresponding period of fiscal 2021. The product revenues increase was primarily due to stronger demand for our products and also due to the material slow-down in global demand during the corresponding period of fiscal 2021 due to the global outbreak of COVID-19.

Service and subscription revenues increased $13.5 million, or 17.8% for the three months ended December 31, 2021 as compared to the corresponding period in fiscal 2021. The increase in service and subscription revenues was primarily due to the growth in our subscription revenues and partially due to the acquisition of Ipanema.

Service and subscription revenues increased $21.7 million, or 14.4% for the six months ended December 31, 2021 as compared to the corresponding period in fiscal 2021. The increase in service and subscription revenues was primarily due to the growth in our subscription revenues.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2021	December 31, 2020	$ Change	% Change	December 31, 2021	0	December 31, 2020	$ Change	% Change
Gross profit:
Product	$100,169	$91,840	$8,329	9.1%	$204,386		$179,841	$24,545	13.6%
Percentage of product revenues	52.4%	55.4%			54.3%		55.0%
Service and subscription	58,617	48,352	10,265	21.2%	110,003		95,369	14,634	15.3%
Percentage of service and subscription revenues	65.3%	63.4%			63.8%		63.3%
Total gross profit	$158,786	$140,192	$18,594	13.3%	$314,389		$275,210	$39,179	14.2%
Percentage of net revenues	56.5%	57.9%			57.3%		57.6%

Product gross profit increased $8.3 million or 9.1% for the three months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase in product gross profit was primarily due to increased revenues along with lower excess and obsolete inventory charges of $1.9 million and lower amortization of intangibles due to certain intangibles being fully depreciated, partially offset by higher distribution cost of $5.1 million primarily due to higher freight costs and higher product costs of $14.0 million primarily related to higher expedite fees due to supply constraints.

Product gross profit increased $24.5 million or 13.6% for the six months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase in product gross profit was primarily due to increased revenues along with lower excess and obsolete inventory charges of $2.4 million and lower amortization of intangibles due to certain intangibles being fully depreciated, partially offset by higher distribution cost of $4.6 million primarily due to higher freight costs and higher product costs of $19.8 million primarily related to higher expedite fees due to supply constraints.

Service and subscription gross profit increased $10.3 million or 21.2% for the three months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase was primarily due to increased service and subscription revenues, partially offset by higher personnel costs, professional fees and increased cloud service costs.

Service and subscription gross profit increased $14.6 million or 15.3% for the six months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase was primarily due to increased service and subscription revenues, partially offset by higher professional fees and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2021	December 31, 2020	$ Change	% Change	December 31, 2021	December 31, 2020	$ Change	% Change
Research and development	$48,080	$49,186	$(1,106)	(2.2)%	$95,846	$98,710	$(2,864)	(2.9)%
Sales and marketing	71,565	66,732	4,833	7.2%	141,092	131,057	10,035	7.7%
General and administrative	17,877	16,360	1,517	9.3%	34,880	32,821	2,059	6.3%
Acquisition and integration costs	2,113	—	2,113	100.0%	3,623	1,975	1,648	83.4%
Restructuring and related charges	292	695	(403)	(58.0)%	571	1,696	(1,125)	(66.3)%
Amortization of intangibles	804	1,506	(702)	(46.6)%	1,958	3,298	(1,340)	(40.6)%
Total operating expenses	$140,731	$134,479	$6,252	4.6%	$277,970	$269,557	$8,413	3.1%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $1.1 million or 2.2% for the three months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The decrease in research and development expenses was due to a $1.4 million decrease in facility and information technology costs, a $0.6 million decrease in professional and contractor fees and a $0.5 million decrease in software licenses and engineering project costs, partially offset by a $1.4 million increase in personnel related costs due to increased headcount.

Research and development expenses decreased by $2.9 million or 2.9% for the six months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The decrease in research and development expenses was due to a $2.8 million decrease in facility and information technology costs and a $1.9 million decrease in software licenses and engineering project costs which lowered the depreciation expense, partially offset by a $1.8 million increase in personnel related costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $4.8 million or 7.2% for the three months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase in sales and marketing expenses was primarily due to a $4.0 million increase in personnel costs primarily due to higher compensation and benefits costs due to increase in headcount, a $1.0 million increase in travel costs and a $0.2 million increase in other expenses primarily information technology costs, partially offset by a $0.4 million decrease in professional fees.

Sales and marketing expenses increased by $10.0 million or 7.7% for the six months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase in sales and marketing expenses was primarily due to a $8.1 million increase in personnel costs due to higher compensation and benefits costs due to increase in headcount, a $2.0 million increase in travel cost and a $0.6 million increase in other expenses primarily marketing and sales promotions costs, partially offset by a $0.7 million decrease in professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $1.5 million or 9.3% for the three months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase in general and administrative expenses was primarily due to a $0.8 million increase in legal and professional fees and a $0.7 million increase in equipment and software licensing costs.

General and administrative expenses increased by $2.1 million or 6.3% for the six months ended December 31, 2021, as compared to the corresponding period in fiscal 2021. The increase in general and administrative expense was primarily due to $1.4 million increase in personnel costs primarily compensation expenses, a $0.5 million increase in equipment and software licensing costs and $0.1 million increase in other expenses primarily professional fees and travel.

Acquisition and Integration Costs

During the three months ended December 31, 2021, we incurred acquisition and integration costs of $2.1 million. During the six months ended December 31, 2021, we incurred $3.6 million of integration costs. Acquisition and integration costs for the three and six months ended December 31, 2021 consisted primarily of professional fees for legal advisory services, system and product integrations, and financial services related to the acquisition of Ipanema.

During the three months ended December 31, 2020 we did not incur any acquisition and integration costs. During the six months ended December 31, 2020, we incurred $2.0 million of acquisition and integration costs. Acquisition and integration costs for the six months ended December 31, 2020 consisted primarily of additional professional fees for system integration and financial services related to the Aerohive acquisition.

Restructuring and Related Charges

For the three and six months ended December 31, 2021, we recorded restructuring and related charges of $0.3 million and $0.6 million respectively, which primarily comprised of facility-related charges related to our previously impaired facilities.

For the three and six months ended December 31, 2020, we recorded restructuring charges of $0.7 million and $1.7 million, respectively. We continued our cost reduction initiative began in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of $0.4 million and $1.1 million respectively, related to the 2020 Plan. In addition, we had facility-related charges of $0.3 million and $0.6 million, respectively, related to our previously impaired facilities.

Amortization of Intangibles

During the three months ended December 31, 2021 and 2020, we recorded $0.8 million and $1.5 million, respectively, of operating expenses for amortization of intangibles. During the six months ended December 31, 2021 and 2020, recorded $2.0 million and $3.3 million, respectively, of operating expenses for amortization of intangibles. The decreases were primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended December 31, 2021 and 2020, we recorded $3.1 million and $6.1 million, respectively, in interest expense.  During the six months ended December 31, 2021 and 2020, we recorded $7.0 million and $12.7 million, respectively, in interest expense. The decreases in interest expense were primarily driven by lower average loan balances and lower average rates during the respective period under our Amended and Restated Credit Agreement (as amended, the “2019 Credit Agreement”), dated August 9, 2019, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders.

Other Income (Expense), Net

During the three months ended December 31, 2021 and 2020, we recorded other income, net of $0.1 million and other expense, net of $1.0 million, respectively. During the six months ended December 31, 2021 and 2020, recorded other income, net of $0.2 million and other expense, net of $1.8 million, respectively. The changes for the three and six months ended December 31, 2021 was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2021 and 2020, we recorded an income tax provision of $1.8 million. For the six months ended December 31, 2021 and 2020, we recorded an income tax provision of $3.9 million and $3.1 million, respectively.

The income tax provisions for the three and six months ended December 31, 2021 and 2020 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where we have no remaining state net operating losses and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2021, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	December 31, 2021	June 30, 2021
Cash	$173,548	$246,894

As of December 31, 2021, our principal sources of liquidity consisted of cash of $173.5 million and accounts receivable, net of $133.3 million, and available borrowings under our five-year 2019 Revolving Facility of $60.2 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $173.5 million of cash at December 31, 2021, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of our shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. In February 2020, our Board of Directors increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchases for three years from February 5, 2020. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three and six months ended December 31, 2021, we repurchased a total of 1,829,333 shares of common stock on the open market at a total cost of $25.0 million. As of December 31, 2021, we have $30.0 million available under our share repurchase program.

In connection with the acquisition of Aerohive, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the 2019 Credit Agreement. The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests.  On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

The 2019 Credit Agreement requires us to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2019 Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets. The 2019 Credit Agreement also includes customary events of default, which may result in acceleration of the outstanding balance.

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

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021 our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Quarterly Report on Form 10-Q for the period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019, resulted in our Eurodollar loan spread decreasing from 4.5% during the suspension period to 2.75% and unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Six Months Ended
	December 31, 2021	December 31, 2020
Net cash provided by operating activities	$62,482	$62,771
Net cash used in investing activities	(76,170)	(8,039)
Net cash used in financing activities	(59,394)	(65,237)
Foreign currency effect on cash	(264)	602
Net decrease in cash	$(73,346)	$(9,903)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2021, were $62.5 million, including our net income of $26.0 million and non-cash expenses of $54.1 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest.  Other sources of cash for the period included decreases in accounts receivables and increase in deferred revenues. This was partially offset by increase in inventories and prepaid expenses and other current assets and decreases in accounts payable, accrued compensation, operating lease liabilities and other current and long-term liabilities.

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

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2021 were $76.2 million primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $6.7 million for the purchases of property and equipment.

Cash flows used in investing activities in the six months ended December 31, 2020 were $8.0 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2021 were $59.4 million due primarily to debt repayments of $23.9 million, share repurchases of $25.0 million under our share repurchase program, payment of contingent consideration of $0.8 million, $2.0 million for deferred payments on acquisitions and $7.7 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options.

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

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the six months ended December 31, 2021, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO. Foreign currency effect on the cash increased in the six months ended December 31, 2020, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$322,875	$30,875	$292,000	$—	$—
Interest on debt obligations	14,954	6,514	8,440	—	—
Unconditional purchase obligations	53,243	53,243	—	—	—
Contractual commitments	83,912	27,738	34,633	17,233	4,308
Lease payments on operating leases	46,883	10,282	23,865	8,807	3,929
Deferred payments for an acquisition	5,000	4,000	1,000	—	—
Contingent consideration for an acquisition	208	208	—	—	—
Other liabilities	393	151	242	—	—
Total contractual cash obligations	$527,468	$133,011	$360,180	$26,040	$8,237

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

We did not have any material commitments for capital expenditures as of December 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  At December 31, 2021, we had $322.9 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended December 31, 2021, the average daily outstanding amount was $329.9 million with a high of $330.0 million and a low of $322.9 million.

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

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2021, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of December 31, 2021, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of December 31, 2021	100 bps	50 bps
Debt	$(3,299)	$(1,650)	$329,923	$3,299	$1,650
Interest Rate Swaps	2,000	1,000	200,000	(2,000)	(1,000)
Net	$(1,299)	$(650)		$1,299	$650

*	Underlying interest rate was 1.86% as of December 31, 2021.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of December 31, 2021, foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $20.4 million and $22.7 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in earnings as Other income (expense), net. As of December 31, 2021, we had forward foreign currency contracts designated as hedging instruments had a notional amount of $5.7 million. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of December 31, 2021, these contracts had unrealized losses of $0.3 million which are recorded in accumulated other comprehensive income (loss) with the associated liabilities in the accompanying consolidated balance sheets. There were no foreign exchange forward currency contracts that were designated as hedging instruments at December 31, 2020.

Foreign currency transaction gains and losses from operations was a loss of less than $0.1 million and a loss of $1.3 million for the three months ended December 31, 2021 and 2020, respectively. Foreign currency transaction gains and losses from operations was a gain of $0.3 million and a loss of $2.4 million for the six months ended December 31, 2021 and 2020, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three and six months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended December 31, 2021.

The following table provides stock repurchase activity during the three months ended December 31,2021 (in thousands, except per share amounts):

	Total		Total Number of Shares	Approximate Dollar Value
	Number of	Average	Purchased as Part of	of Shares
	Shares	Price Paid	Publicly Announced	That May Yet Be Purchased
	Purchased	per Share	Plans or Programs	Under the Plans or Programs
Remaining available to repurchase (1)				$55,000
October 1, 2021 - October 31, 2021	—	$—	—	—
November 1, 2021 - November 30, 2021	689	13.29	689	9,180
December 1, 2021 - December 31, 2021	1,140	13.84	1,140	15,794
Total	1,829	$13.65	1,829	$30,026
(1)

On November 2, 2018, the Company announced that it had authorized management to repurchase up to $60.0 million of its common stock for two years from the date of authorization. Purchases may be made from time to time in the open market or in privately negotiated transactions, including accelerated share repurchases. In February 2020, the Board increased the authorization to repurchase by $40.0 million to $100.0 million which expires three years from the authorization on February 5, 2020. A maximum of $30.0 million of the Company’s common stock may be repurchased in any calendar year.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Amended and Restated 2013 Equity Incentive Plan.	S-8	November 24, 2021	99.1

10.2	Amended and Restated 2014 Employee Stock Purchase Plan.	S-8	November 24, 2021	99.2

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) January 28, 2022