Form 10-Q
period 2022-03-31
EXTREME NETWORKS INC
filed 2022-04-29
CIK 1078271

p262Tejo

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of April 21, 2022, the registrant had 130,835,701 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2022

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash	$166,566	$246,894
Accounts receivable, net	162,967	156,476
Inventories	37,738	32,885
Prepaid expenses and other current assets	79,605	51,340
Total current assets	446,876	487,595
Property and equipment, net	49,365	55,004
Operating lease right-of-use assets, net	28,164	36,927
Intangible assets, net	36,689	36,038
Goodwill	400,144	331,159
Other assets	63,606	63,370
Total assets	$1,024,844	$1,010,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,305 and $2,404, respectively	$30,945	$23,721
Accounts payable	68,504	60,142
Accrued compensation and benefits	45,151	71,610
Accrued warranty	10,576	11,623
Current portion of operating lease liabilities	15,804	18,743
Current portion of deferred revenue	222,380	212,412
Other accrued liabilities	64,430	57,449
Total current liabilities	457,790	455,700
Deferred revenue, less current portion	150,030	133,172
Long-term debt, less current portion, net of unamortized debt issuance costs of $2,986 and $4,760, respectively	279,514	315,865
Operating lease liabilities, less current portion	23,919	32,515
Deferred income taxes	7,956	3,828
Other long-term liabilities	6,372	14,545
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 139,115 and 133,279 shares issued, respectively; 130,689 and 126,682 shares outstanding, respectively	139	133
Additional paid-in-capital	1,108,013	1,078,602
Accumulated other comprehensive loss	(1,320)	(2,811)
Accumulated deficit	(939,482)	(978,343)
Treasury stock at cost, 8,426 and 6,597 shares, respectively	(68,087)	(43,113)
Total stockholders’ equity	99,263	54,468
Total liabilities and stockholders’ equity	$1,024,844	$1,010,093

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net revenues:
Product	$198,373	$176,334	$574,636	$503,575
Service and subscription	87,135	77,066	259,489	227,755
Total net revenues	285,508	253,400	834,125	731,330
Cost of revenues:
Product	92,582	76,442	264,459	223,842
Service and subscription	31,568	28,145	93,919	83,465
Total cost of revenues	124,150	104,587	358,378	307,307
Gross profit:
Product	105,791	99,892	310,177	279,733
Service and subscription	55,567	48,921	165,570	144,290
Total gross profit	161,358	148,813	475,747	424,023
Operating expenses:
Research and development	49,615	48,909	145,461	147,619
Sales and marketing	72,840	70,898	213,932	201,955
General and administrative	17,714	16,023	52,594	48,844
Acquisition and integration costs	2,833	—	6,456	1,975
Restructuring and related charges	407	425	978	2,121
Amortization of intangibles	638	1,406	2,596	4,704
Total operating expenses	144,047	137,661	422,017	407,218
Operating income	17,311	11,152	53,730	16,805
Interest income	109	81	302	281
Interest expense	(2,794)	(5,594)	(9,750)	(18,325)
Other income (expense), net	54	269	297	(1,572)
Income (loss) before income taxes	14,680	5,908	44,579	(2,811)
Provision for income taxes	1,856	2,436	5,718	5,579
Net income (loss)	$12,824	$3,472	$38,861	$(8,390)

Basic and diluted income (loss) per share:
Net income (loss) per share - basic	$0.10	$0.03	$0.30	$(0.07)
Net income (loss) per share - diluted	$0.10	$0.03	$0.29	$(0.07)

Shares used in per share calculation - basic	129,913	124,788	129,321	123,252
Shares used in per share calculation - diluted	133,415	129,988	133,779	123,252

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income (loss)	$12,824	$3,472	$38,861	$(8,390)
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	908	158	1,169	(135)
Reclassification adjustment related to interest rate swaps	231	230	797	616
Change in unrealized gains and losses on foreign currency forward contracts	275	—	214	—
Net change from derivatives designated as hedging instruments	1,414	388	2,180	481
Net change in foreign currency translation adjustments	57	(730)	(689)	2,885
Other comprehensive income (loss)	1,471	(342)	1,491	3,366
Total comprehensive income (loss)	$14,295	$3,130	$40,352	$(5,024)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at December 31, 2020	130,180	$130	$1,055,719	$(2,670)	(6,597)	$(43,113)	$(992,141)	$17,925
Net income	—	—	—	—	—	—	3,472	3,472
Other comprehensive loss	—	—	—	(342)	—	—	—	(342)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,328	3	4,880	—	—	—	—	4,883
Share-based compensation	—	—	9,198	—	—	—	—	9,198
Balance at March 31, 2021	132,508	$133	$1,069,797	$(3,012)	(6,597)	$(43,113)	$(988,669)	$35,136

Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	$(6,597)	$(43,113)	$(980,279)	$5,398
Net loss	—	—	—	—	—	—	(8,390)	(8,390)
Other comprehensive income	—	—	—	3,366	—	—	—	3,366
Issuance of common stock from equity incentive plans, net of tax withholdings	5,394	6	7,161	—	—	—	—	7,167
Share-based compensation	—	—	27,595	—	—	—	—	27,595
Balance at March 31, 2021	132,508	$133	$1,069,797	$(3,012)	(6,597)	$(43,113)	$(988,669)	$35,136

Balance at December 31, 2021	137,478	$137	$1,092,646	$(2,791)	(8,426)	$(68,087)	$(952,306)	$69,599
Net income	—	—	—	—	—	—	12,824	12,824
Other comprehensive income	—	—	—	1,471	—	—	—	1,471
Issuance of common stock from equity incentive plans, net of tax withholdings	1,637	2	4,514	—	—	—	—	4,516
Share-based compensation	—	—	10,853	—	—	—	—	10,853
Balance at March 31, 2022	139,115	$139	$1,108,013	$(1,320)	(8,426)	$(68,087)	$(939,482)	$99,263

Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	38,861	38,861
Other comprehensive income	—	—	—	1,491	—	—	—	1,491
Issuance of common stock from equity incentive plans, net of tax withholdings	5,836	6	(3,219)	—	—	—	—	(3,213)
Repurchase of stock	—	—	—	—	(1,829)	(24,974)	—	(24,974)
Share-based compensation	—	—	32,630	—	—	—	—	32,630
Balance at March 31, 2022	139,115	$139	$1,108,013	$(1,320)	(8,426)	$(68,087)	$(939,482)	$99,263

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income (loss)	$38,861	$(8,390)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,324	17,801
Amortization of intangible assets	15,670	24,501
Reduction in carrying amount of right-of-use asset	11,641	12,129
Provision for doubtful accounts	(3)	270
Share-based compensation	32,630	27,595
Deferred income taxes	228	741
Non-cash interest expense	3,611	3,195
Other	41	2,770
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,068)	(8,101)
Inventories	(4,925)	11,869
Prepaid expenses and other assets	(28,054)	(7,908)
Accounts payable	8,481	7,900
Accrued compensation and benefits	(28,227)	351
Operating lease liabilities	(14,524)	(14,983)
Deferred revenue	16,725	27,233
Other current and long-term liabilities	1,644	(9,477)
Net cash provided by operating activities	64,055	87,496
Cash flows from investing activities:
Capital expenditures	(11,130)	(12,318)
Business acquisition, net of cash acquired	(69,517)	—
Net cash used in investing activities	(80,647)	(12,318)
Cash flows from financing activities:
Payments on debt obligations	(31,000)	(69,250)
Repurchase of common stock	(24,974)	—
Payments for tax withholdings, net of proceeds from issuance of common stock	(3,213)	7,167
Payment of contingent consideration obligations	(1,024)	(1,298)
Deferred payments on an acquisition	(3,000)	(3,000)
Net cash used in financing activities	(63,211)	(66,381)
Foreign currency effect on cash	(525)	470
Net (decrease) increase in cash	(80,328)	9,267

Cash at beginning of period	246,894	193,872
Cash at end of period	$166,566	$203,139

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2022. The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for fiscal 2022 or any future periods.

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

Recently Issued and Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods, with early adoption permitted, including adoption in an interim period. The Company elected to early adopt the standard in the quarter ended December 31, 2021 and retrospectively applied the standard to the acquisition that happened in the current fiscal year beginning July 1, 2021. The application of the guidance increased the deferred revenue balance acquired through the acquisition of Ipanema by $7.1 million as of the acquisition date.

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

On March 31, 2022, the Company had $372.4 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues. The Company expects to recognize approximately 21% of its deferred revenue as revenue in fiscal 2022, an additional 45% in fiscal 2023 and 34% of the balance thereafter.

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

Revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each period was $77.3 million and $67.9 million, respectively. Revenue recognized for the nine months ended March 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each period was $176.1 million and $158.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.  Management expects that commission fees paid to sales representatives as a result of obtaining service and subscription contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $14.8 million and $13.1 million at March 31, 2022 and June 30, 2021, respectively. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended March 31, 2022 and 2021, was $1.9 million and $1.4 million, respectively. Amortization recognized during the nine months ended March 31, 2022 and 2021, was $5.5 million and $3.9 million, respectively.

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

	Three Months Ended
	March 31, 2022			March 31, 2021
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$59,582	$60,852	$120,434	$54,873	$62,172	$117,045
Other	7,574	3,513	11,087	8,926	3,730	12,656
Total Americas	67,156	64,365	131,521	63,799	65,902	129,701
EMEA	101,980	36,844	138,824	65,210	34,127	99,337
APAC	40	15,123	15,163	3,569	20,793	24,362
Total net revenues	$169,176	$116,332	$285,508	$132,578	$120,822	$253,400

	Nine Months Ended
	March 31, 2022			March 31, 2021
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$184,215	$196,768	$380,983	$162,049	$178,263	$340,312
Other	19,238	11,835	31,073	26,117	11,468	37,585
Total Americas	203,453	208,603	412,056	188,166	189,731	377,897
EMEA	248,812	114,703	363,515	182,341	101,923	284,264
APAC	9,409	49,145	58,554	11,413	57,756	69,169
Total net revenues	$461,674	$372,451	$834,125	$381,920	$349,410	$731,330

For the three months ended March 31, 2022 and 2021, the Company generated 18% and 11% of its revenues from the Netherlands. For the nine months ended March 31, 2022 and 2021, the Company generated 12% and 10% of its revenues from the Netherlands. No other foreign country accounted for 10% or more of revenue for the three and nine months ended March 31, 2022 or 2021.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
TD Synnex Corporation	17%	15%	20%	21%
Jenne Corporation	20%	16%	17%	14%
Westcon Group Inc.	25%	19%	18%	17%

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	March 31, 2022	June 30, 2021
TD Synnex Corporation	*	19%
Jenne Corporation	23%	24%
Westcon Group Inc.	29%	*
* Less than 10% of accounts receivable.

4.	Business Combination

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

The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The fair value of working capital related items, such as accounts receivable, other current assets and accrued liabilities, approximated their book values at the date of acquisition. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount that the Company would be required to pay to a third party to assume the obligation. The fair value of the acquired deferred revenue was subsequently remeasured in accordance with ASC Topic 606 based on the recently issued and adopted guidance ASU 2021-08. Valuations of the intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. The Company has completed its analysis of the tax implications of the acquisition of the intangible assets and a deferred tax liability has been established for the non-deductible intangible amortization, increasing the overall level of goodwill associated with the Acquisition. Results of operations of Ipanema have been included in the operations of the Company beginning with the Acquisition Date.

The preliminary purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands):

	Preliminary Allocation as of September 14, 2021	Adjustments		Allocation as of March 31, 2022
Cash and cash equivalents	$1,364	$—		$1,364
Accounts receivable, net	1,440	(6)	a	1,434
Inventories	337	(63)	a	274
Prepaid expenses and other current assets	1,841	(1,231)	a	610
Property and equipment	46			46
Other assets	21			21
Accounts payable	(1,220)	244	a	(976)
Accrued compensation and benefits	(2,304)	467	a	(1,837)
Accrued warranty	(41)			(41)
Other accrued liabilities	(71)	(51)	a	(122)
Deferred revenue	(2,758)	(7,376)	a,b	(10,134)
Deferred taxes	-	(4,320)	c	(4,320)
Other liabilities	(723)			(723)
Net tangible liabilities	(2,068)	(12,336)		(14,404)

Identifiable intangible assets	16,300	—		16,300
Goodwill	56,649	12,336	a,b,c	68,985
Total intangible assets acquired	72,949	12,336		85,285

Total net assets acquired	$70,881	$—		$70,881

The changes made during the period in the table above include: a) measurement period adjustments attributable to the Company’s review of the additional information being obtained on preacquisition assets and liabilities, b) the increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the period ended December 31, 2021, and c) establishment of deferred tax liability.

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

For the three and nine months ended March 31, 2022, the Company incurred acquisition and integration related expenses of $2.8 million and $6.5 million, respectively, associated with the acquisition of Ipanema. Acquisition and integration costs consisted primarily of professional fees for financial and legal advisory services. Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying condensed consolidated statements of operations.

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

The unaudited pro forma financial information for the three and nine months ended March 31, 2022 combines the  results for Extreme for such periods assuming the transaction closed on July 1, 2020, which include the results of Ipanema subsequent to the Acquisition Date, and Ipanema’s historical results up to the Acquisition Date. The unaudited pro forma financial information for the three and nine months ended March 31, 2021 combines the historical results of operations for Extreme assuming the transaction closed on July 1, 2020 and historical results for Ipanema.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three months ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net revenues	$285,508	$259,073	$837,251	$747,901
Net income (loss)	$15,657	$750	$47,201	$(16,127)
Net income (loss) per share - basic	$0.12	$0.01	$0.36	$(0.13)
Net income (loss) per share - diluted	$0.12	$0.01	$0.35	$(0.13)
Shares used in per share calculation - basic	129,913	124,788	129,321	123,252
Shares used in per share calculation - diluted	133,415	129,988	133,779	123,252

5.	Balance Sheet Accounts

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

Inventories consist of the following (in thousands):

	March 31, 2022	June 30, 2021
Finished goods	$30,737	$27,901
Raw materials	7,001	4,984
Total inventories	$37,738	$32,885

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2022	June 30, 2021
Computers and equipment	$76,407	$75,866
Purchased software	44,587	40,037
Office equipment, furniture and fixtures	9,874	10,201
Leasehold improvements	52,972	53,329
Total property and equipment	183,840	179,433
Less: accumulated depreciation and amortization	(134,475)	(124,429)
Property and equipment, net	$49,365	$55,004

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Balance beginning of period	$11,137	$13,073	$11,623	$14,035
Warranties assumed due to acquisition	—	—	41	—
New warranties issued	3,104	2,969	9,636	9,105
Warranty expenditures	(3,665)	(3,725)	(10,724)	(10,823)
Balance end of period	$10,576	$12,317	$10,576	$12,317

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

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. See Note 3, Revenues, for the Company’s accounts receivable concentration. The Company does not invest an amount exceeding 10% of its combined cash in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies and money market accounts.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and June 30, 2021 (in thousands).

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$119	$—	$119
Interest rate swaps	—	832	—	832
Total assets measured at fair value	$—	$951	$—	$951
Liabilities
Foreign currency derivatives	$—	$36	$—	$36
Total liabilities measured at fair value	$—	$36	$—	$36

June 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$560	$—	$560
Interest rate swaps	—	1,133	—	1,133
Acquisition-related contingent consideration obligations	—	—	913	913
Total liabilities measured at fair value	$—	$1,693	$913	$2,606

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

As of March 31, 2022 and June 30, 2021, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amount of $20.2 million and $23.0 million, respectively. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts are included in other income (expense), net in the condensed consolidated statement of operations. For the three and nine months ended March 31, 2022, there were net losses of $0.1 million and $0.4 million, respectively. For the three and nine months ended March 31, 2021, there were net losses of $0.3 million and net gains of $0.5 million, respectively. As of March 31, 2022 and June 30, 2021, the Company had foreign exchange forward contracts that were designated as hedging instruments with notional principal amount of $0.2 million and $21.8 million, respectively. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of March 31, 2022 and June 30, 2021, these contracts had unrealized gain of less than $0.1 million and unrealized loss of $0.2 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of March 31, 2022 and as of June 30, 2021, the Company had interest rate swap contracts, designated as cash flow hedges, with the total notional amount of $200.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive loss. As of March 31, 2022 and as of June 30, 2021, these contracts had an unrealized gain of $0.8 million and unrealized loss of $1.1 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as defined in Note 8) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.  Since the interest rate is variable for the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $315.8 million and $346.7 million as of March 31, 2022, and June 30, 2021, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of March 31, 2022, the Company did not have any asset or liability that were considered level 3. At June 30, 2021, the Company reflected one liability measured at fair value of $0.9 million for contingent consideration related to a certain acquisition completed in fiscal 2018. The fair value measurement of the contingent consideration obligation was determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent consideration obligations are recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. The activities related to acquisition-related contingent consideration obligations during the period were not significant.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended March 31, 2022 and 2021. There were no impairments recorded for the three and nine months ended March 31, 2022 and 2021.

The Company determines the basis of the cost of a security sold or the amount reclassified out of accumulated other comprehensive loss into earnings using the specific identification method.

7.	Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2022
Developed technology	3.3 years	$170,600	$142,957	$27,643
Customer relationships	4.2 years	64,839	56,211	8,628
Backlog	— years	400	400	—
Trade names	0.3 years	10,700	10,620	80
License agreements	4.7 years	2,445	2,107	338
Total intangibles, net		$248,984	$212,295	$36,689

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2021
Developed technology	1.8 years	$156,100	$129,861	$26,239
Customer relationships	4.8 years	63,039	54,204	8,835
Backlog	— years	400	400	—
Trade names	0.7 years	10,700	10,128	572
License agreements	5.4 years	2,445	2,053	392
Total intangibles, net		$232,684	$196,646	$36,038

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Amortization of intangibles in “Total cost of revenues”	$3,639	$6,449	$13,074	$19,797
Amortization of intangibles in "Operations"	638	1,406	2,596	4,704
Total amortization expense	$4,277	$7,855	$15,670	$24,501

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for developed technology, license agreements and other intangibles.

8.	Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2022	June 30, 2021
Current portion of long-term debt:
Term Loan	$33,250	$26,125
Less: unamortized debt issuance costs	(2,305)	(2,404)
Current portion of long-term debt	$30,945	$23,721

Long-term debt, less current portion:
Term Loan	$282,500	$320,625
Less: unamortized debt issuance costs	(2,986)	(4,760)
Total long-term debt, less current portion	279,514	315,865
Total debt	$310,459	$339,586

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

On April 8, 2020, the Company entered into the first amendment to the 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, the Company entered into the second amendment to the 2019 Credit Agreement (the “Second Amendment”), which superseded the First Amendment and provided certain revised terms and financial covenants through March 31, 2021. Subsequent to March 31, 2021, the original terms and financial covenants under the 2019 Credit Agreement resumed in effect. The Second Amendment required the Company to maintain certain minimum cash requirement and certain financial metrics at the end of each fiscal quarter through March 31, 2021. Under the terms of the Second Amendment, the Company was not permitted to exceed $55.0 million in its outstanding balance under the 2019 Revolving Facility, the applicable margin for Eurodollar rate was 4.50%, and the Company was restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until the Company was in compliance with the original covenants of the 2019 Credit Agreement.

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

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, the

Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and, as such, the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019 resulted in the Company’s Eurodollar loan spread decreasing from 4.50% during the suspension period to 2.75% and unused facility commitment fee decreasing from 0.40% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with the 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments, and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility. The interest rate as of March 31, 2022 was 2.07% and as of March 31, 2021 was 4.60%.

Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations were $0.7 million each for the three months ended March 31, 2022 and 2021 and were $2.3 million each for the nine months ended March 31, 2022 and 2021.

During the fiscal year ended June 30, 2021, the Company repaid $55.0 million against its 2019 Revolving Facility’s outstanding balance of $55.0 million and had no remaining outstanding balance at March 31, 2022. The Company had $60.2 million of availability under the 2019 Revolving Facility as of March 31, 2022. During the nine months ended March 31, 2022, the Company made an additional payment of $12.0 million against its term loan facility.

The Company had $14.8 million of outstanding letters of credit as of March 31, 2022.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2022, the Company had commitments to purchase $70.4 million of inventory.

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

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of certain U.S. Patent based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The Court dismissed the case without prejudice on January 4, 2022 and on April 18, 2022, entered final judgment in favor of the Company.  XR has 30 days to file a notice of appeal.

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

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of a second patent (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, the Court issued an infringement decision against the Company and granted to Orckit the right to enforce the judgment against the Company, which Orckit has provided notification to the Company that it will enforce the judgment. In the rendering of account, Orckit was informed that the products at issue were in end of sale status prior to the filing of the EP‘077 complaint. The Company has appealed the infringement decision, and the matter is proceeding through the appellate process.

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The court found the EP ‘364 patent to be valid and the Company has filed an appeal.  The case filed to seek to invalidate the EP ‘077 patent is proceeding, with a hearing to be held June 29, 2022.

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

There were no shares repurchased during the three months ended March 31, 2022. During the nine months ended March 31, 2022, the Company repurchased a total of 1,829,333 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $13.65 per share. There were no shares repurchased during the three and nine months ended March 31, 2021. As of March 31, 2022, approximately $30.0 million remains available for share repurchases under the program.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	March 31, 2022	June 30, 2021
2013 Equity Incentive Plan shares available for grant	11,173	6,753
Employee stock options and awards outstanding	8,415	10,359
2014 Employee Stock Purchase Plan	9,961	4,414
Total shares reserved for issuance	29,549	21,526

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Cost of product revenues	$291	$297	$904	$869
Cost of service and subscription revenues	343	412	1,056	1,223
Research and development	2,446	2,414	7,568	7,380
Sales and marketing	3,832	3,150	11,267	9,036
General and administrative	3,941	2,925	11,835	9,087
Total share-based compensation expense	$10,853	$9,198	$32,630	$27,595

Stock Options

The following table summarizes stock option activity for the nine months ended March 31, 2022 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,645	$5.44	3.62	$9,404
Granted	—	—
Exercised	(431)	2.54
Cancelled	—	—
Options outstanding at March 31, 2022	1,214	$6.47	3.86	$6,963
Vested and expected to vest at March 31, 2022	1,214	$6.47	3.86	$6,963
Exercisable at March 31, 2022	975	$6.42	3.73	$5,647

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three and nine months ended March 31, 2022 and 2021.

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

The following table summarizes stock award activity for the nine months ended March 31, 2022 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2021	8,714	$5.51
Granted	4,182	11.45
Released	(5,302)	5.27
Cancelled	(393)	6.69
Non-vested stock awards outstanding at March 31, 2022	7,201	$9.07	$87,928
Stock awards expected to vest at March 31, 2022	7,201	$9.07	$87,928

The RSU’s granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the nine months ended March 31, 2022 included 1.0 million RSUs including the market condition awards discussed below to named executive officers and directors.

Market Condition Awards

During the nine months ended March 31, 2022 and 2021, the Compensation Committee of the Board granted 0.7 million and 0.5 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the MSUs granted during the nine months ended March 31, 2022 was $12.69 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 66%, risk-free rate of 0.44%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The weighted-average grant-date fair value of the MSUs granted during the nine months ended March 31, 2021 was $5.32 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 69%, risk-free rate of 0.18%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices.

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

There were 1.0 million and 1.5 million shares issued under the ESPP during the three months ended March 31, 2022 and 2021, respectively. There were 2.0 million and 2.9 million shares issued under the ESPP during the nine months ended March 31, 2022 and 2021, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Expected life	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.67%	0.05%	0.33%	0.09%
Volatility	45%	55%	49%	95%
Dividend yield	—%	—%	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended March 31, 2022 and 2021 was $3.49 and $2.87 per share respectively. The weighted-average grant-date fair value of shares under the ESPP during the nine months ended March 31, 2022 and 2021 was $3.32 and $2.47 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	March 31, 2022	June 30, 2021
Americas	$131,770	$151,839
EMEA	32,258	25,940
APAC	13,796	13,560
Total long-lived assets	$177,824	$191,339

13.	Derivatives and Hedging

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of March 31, 2022 and March 31, 2021, the total notional amount of these interest rate swaps was $200.0 million and had maturity dates through April 2023. As of March 31, 2022 and March 31, 2021, these contracts had unrealized gain of $0.8 million and unrealized loss of $1.3 million, respectively, which are recorded in “Accumulated other comprehensive income (loss)” with the associated asset in “Prepaid expenses and other current assets” and with the associated liability in “Other accrued liabilities”, respectively in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.8 million will be reclassified to interest income over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of March 31, 2022 and 2021, foreign exchange forward contracts not designated as hedging instruments had the total notional principal amount of $20.2 million and $26.7 million, respectively. These contracts have maturities of 40 days or less. The net gains and losses recorded in the condensed consolidated statement of operations from these transactions during the three and nine months ended March 31, 2022 were net losses of $0.1 million and $0.4 million, respectively, and during the three and nine months ended March 31, 2021, there were net losses of $0.3 million and net gains of $0.5 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities

For foreign exchange forward contracts designated as hedging instruments, gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income (loss) are subsequently reclassified to expenses, as applicable, in the condensed consolidated statements of operations in the same period in which the underlying transactions affect our earnings. As of March 31, 2022, foreign exchange forward contracts designated as hedging instruments had the notional amount of $0.2 million. These contracts have maturities of less than twelve months. As of March 31, 2022, these contracts had unrealized gains of less than $0.1 million which are recorded in accumulated other comprehensive income (loss) with the associated asset in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheets. There were no foreign exchange forward contracts at March 31, 2021 that were designated as hedging instruments.

The Company recognized total foreign currency gains of $0.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively, related to the change in fair value of foreign currency denominated assets and liabilities. The Company recognized total foreign currency gains of $0.6 million and a loss of $1.9 million for the nine months ended March 31, 2022 and 2021, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

14.	Restructuring and Related Charges

The Company recorded $0.4 million and $1.0 million of restructuring and related charges during the three and nine months ended March 31, 2022, respectively, which primarily included facility related charges of $0.4 million and $1.0 million for the three and nine months ended March 31, 2022, respectively. Severance and benefit restructuring charges consisted primarily of employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company is relocating certain of its lab test equipment to third-party consulting companies. The Company has incurred $9.6 million of charges under the 2020 Plan through March 31, 2022. As of March 31, 2022, the Company has substantially completed all these activities under the 2020 Plan. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

The Company recorded $0.4 million and $2.1 million of restructuring charges, net of reversals and impairments during the three and nine months ended March 31, 2021, respectively. Total restructuring charges included severance, benefits, and equipment relocation charges of $0.1 million and $1.2 million, as well as facility related charges of $0.3 million and $0.9 million for the three and nine months ended March 31, 2021, respectively. Severance and benefit restructuring charges consisted primarily of additional employee severance and benefit expenses incurred under the 2020 Plan to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under 2020 Plan, the Company relocated certain of its lab test equipment to third-party consulting companies. The Company incurred $9.3 million charges under the 2020 Plan through March 31, 2021. The facility restructuring charges included additional facilities expenses related to previously impaired facilities.

Restructuring liabilities related to severance, benefits, and equipment relocation obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. The following table summarizes the activity related to the severance, benefits, and equipment relocation liabilities during the three and nine months ended March 31, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
	Severance and Other		Severance and Other
Balance at beginning of period	$97	$181	$271	$2,219
Period charges	—	119	12	1,366
Period reversals	—	—	(30)	(128)
Period payments	—	(286)	(156)	(3,443)
Balance at end of period	$97	$14	$97	$14

15.	Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $1.9 million and $2.4 million, respectively. For the nine months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $5.7 million and $5.6 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2022 and 2021, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”) and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three and nine months ended March 31, 2022 and 2021 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting.”  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate.  The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

On September 14, 2021, the Company completed its acquisition of Ipanema. This acquisition is treated as a non-taxable stock acquisition and, therefore, Extreme will have carryover tax basis in the assets and liabilities acquired. A deferred tax liability has been established for the non-deductible amortization of the associated intangibles under US GAAP.

The Company had $19.1 million of unrecognized tax benefits as of March 31, 2022. If fully recognized in the future, $0.5 million would impact the effective tax rate and $18.6 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Net income (loss)	$12,824	$3,472	$38,861	$(8,390)
Weighted-average shares used in per share calculation - basic	129,913	124,788	129,321	123,252
Options to purchase common stock	535	549	637	—
Restricted stock units	2,967	4,651	3,821	—
Weighted-average shares used in per share calculation - diluted	133,415	129,988	133,779	123,252

Net income (loss) per share - basic and diluted
Net income (loss) per share - basic	$0.10	$0.03	$0.30	$(0.07)
Net income (loss) per share - diluted	$0.10	$0.03	$0.29	$(0.07)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Options to purchase common stock	—	637	—	1,864
Restricted stock units	118	17	57	8,994
Employee Stock Purchase Plan shares	386	480	127	158
Total shares excluded	504	1,134	184	11,016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the third quarter ended March 31, 2022, our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

The Extreme Strategy

The global pandemic resulted in unprecedented change – from the physical footprint of offices, to supply chain operations, to how we connect. Organizations and workforces extend anywhere and everywhere.  IT leaders are now tasked with ensuring the global, hybrid workforce is functional and successful no matter where they are and ensure people can work wherever they want.

Extreme has recognized that the way we and our customers communicate has changed and has given rise to these distributed enterprise environments, or in other words, the Infinite Enterprise, which has three key tenets:

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

o	Universal switches support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal WiFi 6 APs support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal licensing with one portable management license for any device and for any type of management. For switches, OS feature licenses are portable, and bulk activated through ExtremeCloud IQ.

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

Key Financial Metrics

During the third quarter of fiscal 2022, we achieved the following results:

•	Net revenues of $285.5 million compared to $253.4 million in the third quarter of fiscal 2021.
•	Product revenues of $198.4 million compared to $176.3 million in the third quarter of fiscal 2021.
•	Service and subscription revenues of $87.1 million compared to $77.1 million in the third quarter of fiscal 2021.
•	Total gross margin of 56.5% of net revenues compared to 58.7% of net revenues in the third quarter of fiscal 2021.
•	Operating income of $17.3 million compared to $11.2 million in the third quarter of fiscal 2021.
•	Net income of $12.8 million compared to $3.5 million in the third quarter of fiscal 2021.

During the first nine months of fiscal 2022, we reflected the following results:

•	Cash flows provided by operating activities of $64.1 million compared to $87.5 million in the nine months ended March 31, 2021.
•	Cash of $166.6 million as of March 31, 2022 compared to $246.9 million as of June 30, 2021.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change	March 31, 2022	March 31, 2021	$ Change	% Change
Net revenues:
Product	$198,373	$176,334	$22,039	12.5%	$574,636	$503,575	$71,061	14.1%
Percentage of net revenues	69.5%	69.6%			68.9%	68.9%
Service and subscription	87,135	77,066	10,069	13.1%	259,489	227,755	31,734	13.9%
Percentage of net revenues	30.5%	30.4%			31.1%	31.1%
Total net revenues	$285,508	$253,400	$32,108	12.7%	$834,125	$731,330	$102,795	14.1%

Product revenues increased $22.0 million or 12.5% for the three months ended March 31, 2022, as compared to the corresponding period of fiscal 2021. Product revenues increased $71.1million or 14.1% for the nine months ended March 31, 2022, as compared to the corresponding period of fiscal 2021. The product revenues increase was primarily due to stronger demand for our products and also due to the material slow-down in global demand during the corresponding period of fiscal 2021 due to the global outbreak of COVID-19.

Service and subscription revenues increased $10.1 million, or 13.1% for the three months ended March 31, 2022 as compared to the corresponding period in fiscal 2021. Service and subscription revenues increased $31.7 million, or 13.9% for the nine months ended March 31, 2022 as compared to the corresponding period in fiscal 2021. The increase in service and subscription revenues was primarily due to the growth in our subscription revenues and partially due to the acquisition of Ipanema.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change	March 31, 2022	March 31, 2021	$ Change	% Change
Gross profit:
Product	$105,791	$99,892	$5,899	5.9%	$310,177	$279,733	$30,444	10.9%
Percentage of product revenues	53.3%	56.6%			54.0%	55.5%
Service and subscription	55,567	48,921	6,646	13.6%	165,570	144,290	21,280	14.7%
Percentage of service and subscription revenues	63.8%	63.5%			63.8%	63.4%
Total gross profit	$161,358	$148,813	$12,545	8.4%	$475,747	$424,023	$51,724	12.2%
Percentage of net revenues	56.5%	58.7%			57.0%	58.0%

Product gross profit increased $5.9 million or 5.9% for the three months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increase in product gross profit was primarily due to increased revenues along with lower excess and obsolete inventory charges of $0.2 million and lower amortization of intangibles of $2.8 million due to certain intangibles being fully amortized, partially offset by higher product costs and higher distribution cost of $8.5 million primarily due to higher freight costs due to supply constraints.

Product gross profit increased $30.4 million or 10.9% for the nine months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increase in product gross profit was primarily due to increased revenues along with lower excess and obsolete inventory charges of $2.6 million and lower amortization of intangibles of $6.7 million due to certain intangibles being fully amortized, partially offset by higher product costs and distribution cost of $13.1 million primarily due to higher freight costs due to supply constraints.

Service and subscription gross profit increased $6.6 million or 13.6% for the three months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. Service and subscription gross profit increased $21.3 million or 14.7% for the nine months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increases were primarily due to increased service and subscription revenues, partially offset by higher professional fees and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2022	March 31, 2021	$ Change	% Change	March 31, 2022	March 31, 2021	$ Change	% Change
Research and development	$49,615	$48,909	$706	1.4%	$145,461	$147,619	$(2,158)	(1.5)%
Sales and marketing	72,840	70,898	1,942	2.7%	213,932	201,955	11,977	5.9%
General and administrative	17,714	16,023	1,691	10.6%	52,594	48,844	3,750	7.7%
Acquisition and integration costs	2,833	—	2,833	100.0%	6,456	1,975	4,481	226.9%
Restructuring and related charges	407	425	(18)	(4.2)%	978	2,121	(1,143)	(53.9)%
Amortization of intangibles	638	1,406	(768)	(54.6)%	2,596	4,704	(2,108)	(44.8)%
Total operating expenses	$144,047	$137,661	$6,386	4.6%	$422,017	$407,218	$14,799	3.6%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $0.7 million or 1.4% for the three months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increase in research and development expenses was primarily due to a $0.6 million increase in personnel related costs, a $0.4 million increase in software licenses and engineering project costs, a $0.3 million increase in equipment related and other costs, partially offset by a $0.6 million decrease in facility and information technology costs.

Research and development expenses decreased by $2.2 million or 1.5% for the nine months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The decrease in research and development expenses was primarily due to a $2.7 million decrease in facility and information technology costs, a $1.4 million decrease in software licenses and engineering project costs and lower equipment related costs and a $0.5 million decrease in other costs, partially offset by a $2.4 million increase in personnel related costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $1.9 million or 2.7% for the three months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increase in sales and marketing expenses was primarily due to a $0.5 million increase in personnel costs primarily due to higher compensation and benefits costs, a $1.0 million increase in travel costs and a $0.7 million increase in marketing and facilities related costs, partially offset by a $0.2 million decrease in other expenses.

Sales and marketing expenses increased by $12.0 million or 5.9% for the nine months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increase in sales and marketing expenses was primarily due to a $8.5 million increase in personnel costs due to higher compensation and benefits costs due to increase in headcount, a $3.1 million increase in travel costs and a $1.7 million increase in facilities related costs and other expenses primarily marketing and sales promotions costs, partially offset by a $0.7 million decrease in professional fees and a $0.8 million decrease in equipment related expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $1.7 million or 10.6% for the three months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increase in general and administrative expenses was primarily due to a $0.9 million increase in personnel costs due to higher compensation and benefits cost, a $0.7 million increase in equipment related costs and a $0.5 million increase in travel costs, partially offset by a $0.2 million decrease in legal and professional fees and a $0.2 million decrease in facilities and related costs.

General and administrative expenses increased by $3.8 million or 7.7% for the nine months ended March 31, 2022, as compared to the corresponding period in fiscal 2021. The increase in general and administrative expense was primarily due to a $2.2 million increase in personnel costs primarily compensation expenses, a $1.2 million increase in equipment and software licensing costs and a $0.6 million increase in other expenses, primarily travel, partially offset by a $0.4 million decrease in other costs, primarily facilities and related costs.

Acquisition and Integration Costs

During the three months ended March 31, 2022, we incurred acquisition and integration costs of $2.8 million. During the nine months ended March 31, 2022, we incurred $6.5 million of integration costs. Acquisition and integration costs for the three and nine months ended March 31, 2022 consisted primarily of professional fees for legal advisory services, system and product integrations, and financial and accounting services related to the acquisition of Ipanema.

During the three months ended March 31, 2021 we did not incur any acquisition and integration costs. During the nine months ended March 31, 2021, we incurred $2.0 million of acquisition and integration costs. Acquisition and integration costs for the nine months ended March 31, 2021 consisted primarily of additional professional fees for system integration and financial services related to the Aerohive acquisition.

Restructuring and Related Charges

For the three and nine months ended March 31, 2022, we recorded restructuring and related charges of $0.4 million and $1.0 million respectively, which primarily comprised of facility-related charges related to our previously impaired facilities.

For the three and nine months ended March 31, 2021, we recorded restructuring charges of $0.4 million and $2.1 million, respectively. We continued our cost reduction initiative began in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of less than $0.1 million and $1.2 million respectively, related to the 2020 Plan. In addition, we had facility-related charges of $0.3 million and $0.9 million, respectively, related to our previously impaired facilities.

Amortization of Intangibles

During the three months ended March 31, 2022 and 2021, we recorded $0.6 million and $1.4 million, respectively, of operating expenses for amortization of intangibles. During the nine months ended March 31, 2022 and 2021, we recorded $2.6 million and $4.7 million, respectively, of operating expenses for amortization of intangibles. The decreases during the three and nine months ended March 31, 2022 were primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended March 31, 2022 and 2021, we recorded $2.8 million and $5.6 million, respectively, in interest expense.  During the nine months ended March 31, 2022 and 2021, we recorded $9.8 million and $18.3 million, respectively, in interest expense. The decrease in interest expense were primarily driven by lower average loan balances and lower average rates during the respective period under our Amended and Restated Credit Agreement (as amended, the “2019 Credit Agreement”), dated August 9, 2019, by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders.

Other Income (Expense), Net

During the three months ended March 31, 2022 and 2021, we recorded other income, net of $0.1 million and $0.3 million, respectively. During the nine months ended March 31, 2022 and 2021, we recorded other income, net of $0.3 million and other expense, net of $1.6 million, respectively. The changes for the three and nine months ended March 31, 2022 were primarily due to foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2022 and 2021, we recorded an income tax provision of $1.9 million and $2.4 million. For the nine months ended March 31, 2022 and 2021, we recorded an income tax provision of $5.7 million and $5.6 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2022 and 2021 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where we have no remaining state net operating losses and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2021, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	March 31, 2022	June 30, 2021
Cash	$166,566	$246,894

As of March 31, 2022, our principal sources of liquidity consisted of cash of $166.6 million and accounts receivable, net of $163.0 million, and available borrowings under our five-year 2019 Revolving Facility of $60.2 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $166.6 million of cash at March 31, 2022, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of our shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. In February 2020, our Board of Directors increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchases for three years from February 5, 2020. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the nine months ended March 31, 2022, we repurchased a total of 1,829,333 shares of common stock on the open market at a total cost of $25.0 million. As of March 31, 2022, we have $30.0 million available under our share repurchase program.

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

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Quarterly Report on Form 10-Q for the period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement dated August 9, 2019, resulted in our Eurodollar loan spread decreasing from 4.5% during the suspension period to 2.75% and unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Nine Months Ended
	March 31, 2022	March 31, 2021
Net cash provided by operating activities	$64,055	$87,496
Net cash used in investing activities	(80,647)	(12,318)
Net cash used in financing activities	(63,211)	(66,381)
Foreign currency effect on cash	(525)	470
Net (decrease) increase in cash	$(80,328)	$9,267

Net Cash Provided by Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2022, were $64.1 million, including our net income of $38.9 million and non-cash expenses of $79.1 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest. Other sources of cash for the period included increases in accounts payable, deferred revenue and other current and long-term liabilities. This was partially offset by increases in accounts receivable, inventories, prepaid expenses and other current assets and decreases in accrued compensation and operating lease liabilities.

Cash flows provided by operations in the nine months ended March 31, 2021 were $87.5 million, including our net loss of $8.4 million and non-cash expenses of $89.0 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and imputed interest. Other sources of cash for the period included a decrease in inventory and increases in accounts payable, accrued compensation, and deferred revenues. This was partially offset by decreases in other current and long-term liabilities and operating lease liabilities and increases in accounts receivables and prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2022 were $80.6 million primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $11.1 million for the purchases of property and equipment.

Cash flows used in investing activities in the nine months ended March 31, 2021 were $12.3 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2022 were $63.2 million due primarily to debt repayments of $31.0 million, share repurchases of $25.0 million under our share repurchase program, payment of contingent consideration of $1.0 million, $3.0 million for deferred payments on acquisitions and $3.2 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options.

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

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the nine months ended March 31, 2022, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO. Foreign currency effect on the cash increased in the nine months ended March 31, 2021, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Contractual obligations:
Debt obligations	$315,750	$33,250	$282,500	$—	$—
Interest on debt obligations	15,309	7,447	7,862	—	—
Unconditional purchase obligations	70,368	70,368	—	—	—
Contractual commitments	76,983	27,744	29,852	17,233	2,154
Lease payments on operating leases	43,141	4,802	23,697	10,225	4,417
Deferred payments for an acquisition	4,000	4,000	—	—	—
Other liabilities	355	150	205	—	—
Total contractual cash obligations	$525,906	$147,761	$344,116	$27,458	$6,571

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

We did not have any material commitments for capital expenditures as of March 31, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  At March 31, 2022, we had $315.8 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended March 31, 2022, the average daily outstanding amount was $322.8 with a high of $322.9 million and a low of $315.8 million.

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

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2022, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of March 31, 2022, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of March 31, 2022	100 bps	50 bps
Debt	$(3,228)	$(1,614)	$322,796	$3,228	$1,614
Interest Rate Swaps	2,000	1,000	(200,000)	(2,000)	(1,000)
Net	$(1,228)	$(614)		$1,228	$614

*	Underlying interest rate was 2.07% as of March 31, 2022.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of March 31, 2022, and 2021 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $20.2 million and $26.7 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in earnings as other income (expense), net. As of March 31, 2022 , we had forward foreign currency contracts designated as hedging instruments had a notional amount of $0.2 million. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of March 31, 2022, these contracts had unrealized gain of less than $0.1 million which are recorded in accumulated other comprehensive income (loss) with the associated asset in the accompanying consolidated balance sheets. There were no foreign exchange forward currency contracts that were designated as hedging instruments at March 31, 2021.

Foreign currency transaction gains and losses from operations were gains of $0.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. Foreign currency transaction gains and losses from operations was a gain of $0.6 million and a loss of $1.9 million for the nine months ended March 31, 2022 and 2021, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three and nine months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2021 other than as described in the risk factors provided below:

Risks Related to Our Business, Operations, and Industry

We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs.

We currently purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. At present, semiconductor chips are currently in high demand with limited supply.  These shortages have been exacerbated by increased energy, raw material, and transportation costs, which are resulting in higher overall component costs, higher delivery costs for expedited shipments, and significantly longer than usual lead times for these components. If we are unable to mitigate these effects, this could have a material adverse effect on our ability to meet customer orders and will negatively impact our margins. Our principal sole-source components include:

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

The extended factory closures in China in the wake of the COVID-19 outbreak reduced the capacity of our supply chain and may continue to do so. See also the risk factor in our Annual Report on Form 10-K for the year ended June 30, 2021, “The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.”

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

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenues. There are a number of risks arising from our international business, including:

•	difficulties in managing operations across disparate geographic areas;
•	longer accounts receivable collection cycles;
•	higher credit risks requiring cash in advance or letters of credit;
•	potential adverse tax consequences;
•	increased complexity of accounting rules and financial reporting requirements;
•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;
•	fluctuations in local economies;
•	difficulties associated with enforcing agreements through foreign legal systems;
•	reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;
•	differing privacy regulations, data localization requirements, and restrictions on cross-border data transfers;
•	compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations;
•	import tariffs imposed by the United States and the possibility of reciprocal tariffs by foreign countries;
•	compliance with export controls, including restrictions on trade with embargoed or sanctioned countries or with denied parties, and rules related to the export of encryption technology
•

compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including anti-corruption laws such as the Foreign Corrupt Practices Act and the UK Bribery Act 2010;

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

In the ordinary course of business, we store data, including intellectual property, and our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy. Increasingly, companies, including us, are subject to a wide variety of attacks on their networks and/or cloud-based services on an ongoing basis. The number and severity of these attacks could increase as a result if nation-state actors utilize such attacks to conduct cyber warfare. Despite our security measures, our supply chain, information technology and infrastructure may be vulnerable to penetration or attacks by computer programmers and hackers, or breached due to employee error, malfeasance or other disruptions. In addition, our products and services may be the targets of cyber-attacks that attempt to sabotage or otherwise disable them, or our cybersecurity and other products and services ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Any such breach could compromise our products, networks or cloud-based services, creating system disruptions, slowdowns or even shutdowns, and exploiting security vulnerabilities of our products, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of our networks. This can be true even for “legacy” products that have been determined to have reached an end-of-life engineering status but will continue to operate for a limited amount of time.

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

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

•

blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

•	blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•

blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2021.

Risks Related to Financial Matters

We cannot assure future profitability, and our financial results may fluctuate significantly from period to period.

We have not been consistently profitable. Even in years when we reported profits, we may not have been profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year.  Even if we are profitable, our operating results may fall below our expectations and those of our investors, which could cause the price of our stock to fall.

We may experience challenges or delays in forecasting, generating, or recognizing revenue for a number of reasons and our revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•

our dependence on obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives; in particular, with current supply chain constraints, our backlog has continued to grow as we are unable to ship all orders obtained during a quarter

•	orders in our backlog could be cancelled by customers, impacting the accuracy of our revenue forecasting;
•	decreases in the prices of the products we sell;
•	the mix of products sold and the mix of distribution channels through which products are sold;
•	acceptance provisions in customer contracts;
•	our ability to deliver installation or inspection services by the end of the quarter;
•	seasonal fluctuations in demand for our products and services;
•	a disproportionate percentage of our sales occurring in the last month of a quarter;
•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;
•

our ability to forecast demand for our products, which in the case of lower-than-expected sales, may result in excess or obsolete inventory in addition to non-cancelable purchase commitments for component parts;

•	our sales to the telecommunications service provider market, which represents a significant source of large product orders, being especially volatile and difficult to forecast;
•	product returns or the cancellation or rescheduling of orders;
•	announcements and new product introductions by our competitors;
•	our ability to develop and support relationships with enterprise customers, service providers and other potential large customers;
•	our ability to obtain sufficient supplies of sole- or limited-source components for our products on a timely basis; and
•	changes in funding for customer technology purchases in our markets.

In addition to risks related to revenue, we are subject to risks related to costs, which may be influenced by a number of factors, including, but not limited to, the following:

•	our ability to achieve and maintain targeted cost reductions;
•	fluctuations in warranty or other service expenses actually incurred;
•	increases in the price of the components we purchase;
•	Increases in costs associated with sourcing and shipping components and finished products;
•	general inflationary pressures, increasing the cost of all inputs; and
•	rising interest rates, increasing the cost of borrowing.

We are subject to changes in general and specific macro-economic conditions in the networking industry, which could affect both revenue and costs.

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

Rising interest rates and increasing inflation could put additional financial pressures on some partners and customers, which could result in longer collection times or default on payment to us.

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) April 28, 2022