Form 10-K
period 2022-06-30
EXTREME NETWORKS INC
filed 2022-08-29
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $1.4 billion as of December 31, 2021 the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Market reported on such date.  For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

131,158,595 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the year ended June 30, 2022 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•	We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs. Supply chain constraints have exacerbated this situation.
•	Our dependence on a few manufacturers and third parties for our manufacturing, warehousing, and delivery requirements could harm our business, financial condition, and operating results.
•	The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.
•	We depend upon international sales for a significant portion of our revenues which imposes a number of risks on our business.
•	To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and failure to do so can harm us.
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

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I

Item 1. Business

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

Industry Background

Enterprises are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. With the impact of the global COVID-19 pandemic, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. Machine Learning (“ML”) and Artificial Intelligence (“AI”) technologies have the potential to vastly improve the network experience in the post-pandemic world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and AI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of how distributed the network is.

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

We believe Extreme stands to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic fabric attach architecture that delivers simplicity for moves and changes at the edge of the network together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching and Wi-Fi, agnostic of the existing networking or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership and more flexibility along with a more resilient network.

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), and software-defined wide area network (“SD-WAN”) solutions to be approximately $33 billion and growing at approximately 12% annually over the next three years. This is comprised of $22 billion for campus networking, $4.6 billion for 5G service available market in 5G and data centers, for which Extreme is targeting growing to approximately $50 - $100 million per year over the next three to five years, and a $2.2 billion SD-WAN market. We also participate in the $4 billion networking software market for solutions such as cloud-based network management, network automation, on-premise network management, and other networking related software.

The Extreme Strategy

The global COVID-19 pandemic resulted in unprecedented change – from the physical footprint of offices, to supply chain operations, to how we connect. Organizations and workforces extend anywhere and everywhere. IT leaders are now tasked with ensuring the global, hybrid workforce is functional and successful no matter where they are and ensure people can work wherever they want.

Extreme has recognized that the way we and our customers communicate has changed and has given rise to these distributed enterprise environments, or in other words, the Infinite Enterprise, which has three tenets:

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

•

Provide a differentiated end-to-end cloud architecture. Cloud networking is estimated to be a $4 billion segment of the networking market comprised of cloud managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at a 12% over the next three years, according to data from 650 Group Market Research. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the IoT edge to the enterprise data center. Key characteristics of our cloud architecture include:

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
o

Consumption Flexibility: Offer a range of financing and network purchase options. Our value-based subscription tiers (including Connect, Navigator Pilot and CoPilot) provide customers with flexibility to grow as they go, as well as offer pool-able and portable licenses that can be transferred between products (e.g. access points and switches) at one fixed price.

o	“No 9s” Reliability and Resiliency to ensure business continuity for our customers.
o	Zero-Trust Security (Information Security Management (“ISO”) 27001, 27017 and 27701 Certified).
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

o	Universal switches (5720/5520/5420/5320) support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal Wi-Fi 6/6E APs (300/400, 5000 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal licensing with one portable management license for any device and for any type of management. For switches, OS feature licenses are portable, and bulk activated through ExtremeCloud IQ.

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

Products

Our products and services categories include:

•     Cloud Networking Platform: Core to our product portfolio and providing the end-to-end visibility from the access edge to the data center is our industry-leading cloud platform and cloud management application, ExtremeCloud IQ. ExtremeCloud IQ is an ML/AI powered, wired and wireless cloud network management solution that offers advanced visibility and control over users, devices, and applications. ExtremeCloud IQ allows customers to keep operational costs low, adjusts to customer demand, and delivers robust functionality for provisioning, management, and troubleshooting, as well as the industry’s only unlimited data access for the life of the subscription, and guaranteed data durability to assure access with 100% uptime. ExtremeCloud IQ is available in three deployment options (public, private, on-premises) that support one goal – to provide customers with maximum flexibility, continuous innovation, and consistent user experience. It can be deployed in any major data center environment such as AWS, GCP and Azure, or local private cloud options. The ExtremeCloud IQ application already manages millions of devices in a public, private, and on-premises global cloud deployment. The platform is run from multiple regional data centers, which adds to the resiliency of the platform.

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

These switches also provide key feature extensions for data centers through technologies that include Virtual Extensible LAN, MPLS/VPLS, and Shortest Path Bridging capabilities. Our industry-first integrated Extreme Fabric Automation  simplifies and adds scalability to even the highest performance environments. In addition to these capabilities, our data center switches offer innovative traffic optimization enabling virtual machine mobility via Layer 3 Data Center Interconnect. Our architecture delivers tens of millions of flows for deep visibility and control over users, services, and applications to meet the analytic and policy demands of today’s business applications.

•   SD-WAN: ExtremeCloud SD-WAN is a software-defined wide area networks solution offered as an all-inclusive subscription, which includes hardware, the cloud-based SD-WAN service, support and maintenance, and customer success support. This helps customers reduce total cost of ownership as they deliver quality user experience for applications used in site-to-site and site-to-cloud environments. This solution detects and optimizes applications automatically and can apply performance-based dynamic WAN selection for quality and reliability. Included also are security options such as a built-in zone-based firewall, EdgeSentry (in partnership with Check Point) for cloud-based firewall as a service and other advanced security capabilities, and integration with Secure Web Gateway partners such as Palo Alto Networks, Zscaler, and Symantec.

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

•   Customer Service and Support: Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:

o

Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers (“TACs”), located in Morrisville, North Carolina; Salem, New Hampshire; Aurora, Illinois; San Jose, California; Reading, United Kingdom; Penang, Malaysia; Brno, Czech Republic; Bangalore; Chennai, India; Seoul, Korea and Tokyo, Japan. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.

o

Premier services. Premier Support is a proactive, high touch post-sale support service that assists customers in managing their Extreme Networks products and network. All resources and deliverables are designed to manage day-to-day technical needs, provide analysis and recommendations while building strong customer relationships, all focused at the network level.

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

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2022, our worldwide sales and marketing organization consisted of 1,072 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in eight states within the United States and international sales offices located in 28 countries.

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

•

Distributors. We have established several key relationships with leading distributors in the electronics and computer networking industries. Each of our distributors primarily resells our products to resellers. The distributors enhance our ability to sell and provide support to resellers who may benefit from the broad service and product fulfillment capabilities offered by these distributors. Extreme maintains distribution agreements with our largest distributors, Westcon Group Inc., TD Synnex Corporation and Jenne Inc. on substantially the same material terms as we generally enter into with each of our distribution partners. Distributors are generally given the right to return a portion of inventory to us for the purpose of stock rotation, to claim rebates for competitive discounts and participate in various cooperative marketing programs to promote the sale of our products and services.

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

Although we compete in many vertical markets, in fiscal year 2022, we have focused on the specific verticals of healthcare, education, retail, manufacturing, government, sports, and entertainment venues. Years of experience and a track record of success in the verticals we serve enables us to address industry-specific problems.

Customer Profiles:

Furthermore, in fiscal 2022, we decided to continue focus on the following customer profiles where we believe we can add the most value:

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

Customers with 10% of net revenues or greater

See Note 3, Revenues, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our customers with 10% of net revenues or greater.

International sales

International sales are an important portion of our business. In fiscal 2022, sales to customers outside of the United States accounted for 55% of our consolidated net revenues, compared to 52% in fiscal 2021, and 52% in fiscal 2020. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

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

Marketing

We continue to develop and execute a number of marketing programs to support the sale and distribution of our products by communicating the value of our solutions to our existing and potential customers, our distribution channels, our resellers and our technology alliance partners. Our marketing efforts include participation in industry tradeshows, conferences and seminars, publication of technical and educational articles in industry journals, communication across social media channels, frequent updates to our publicly available website, promotions, web-based training courses, advertising, analyst relations and public relations. We also submit our products for independent product testing and evaluation. Extreme participates in numerous industry analyst ratings including Gartner Magic Quadrants, Gartner Critical Capabilities, Gartner Peer Insights, Forrester Waves, IDC MarketScape and InfoTech Vendor Landscapes.

Backlog

Actual shipments of product depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors. Current supply chain constraints have led to longer lead times before we are able to ship orders. We are working with our partners and customers to provide product and have granted some flexibility in revising orders to compensate for the current situation. Although we believe the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers, and cancellations by customers, which we may elect to allow on an exception basis. Therefore, we do not believe our backlog, as of any particular date is necessarily indicative of actual revenues for any future period.

Our product backlog at June 30, 2022, net of anticipated back-end rebates for distributor sales, was $513.0 million, compared to $105.0 million at June 30, 2021. The increase in backlog is primarily attributable to supply chain constraints causing order fulfillment delays.

Seasonality

Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon or be considered indicative of our future performance, as it has varied in the past.

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in competitive geographies. We rely upon third-party contract manufactures and original design manufacturers (“ODM”), such as Alpha Networks, Lite-On Technology Corporation, Foxconn, Quanta, Senao Networks, Sercomm Corporation and Wistron NeWeb Corporation to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition, geographies and geopolitical conflict in which they operate. Our arrangements with these Tier 1 manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexible capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allows us to adjust more quickly to changing end-customer demand. We also leverage and depend on the strong Corporate and Social Responsibility policies and standards of our Tier 1 manufacturers. The ODM manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. To mitigate security risks associated with conducting business across our interconnected supply chain we have a Supply Chain and Information Security Policy and related procedures for communicating our requirements to suppliers and conducting annual compliance assessments. Additionally, we have launched new products features such as Secure Boot, which are being designed to provide additional integrity assurance of the firmware and software running on our hardware platform by establishing an encrypted key-based chain-of-trust relationship in the boot process. The manufacturing processes and procedures are generally certified to International Organization for Standardization (“ISO”) 9001 standards. The manufacturing process and material supply chains are flexible enough to be moved to steer away from geopolitical conflicts that impact cost.

We use a collaborative sales and operations planning forecast of expected demand based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. We update these forecasts monthly to determine our material requirements. Our manufacturing partners procure the components needed to build our products based on our demand forecasts. This allows us to leverage the purchasing power of our manufacturing partners. Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, complexity, contract terms, demand and availability for a component at a given time. From time to time, we may experience price volatility or supply constraints for certain components that are not available from multiple qualified sources or where our suppliers are geographically concentrated. We, like the rest of our industry, are currently experiencing such a shortage in semiconductors and other key components used for our hardware. These shortages continue to drive increased costs for components and shipping. In addition, labor shortages and facility closures related to the COVID-19 pandemic continue to cause delays and increased logistics costs. We continue to source scarce components for significantly higher prices on the open market, which is impacting our gross margin and, disrupting production when such components are not available. We may also acquire component inventory in anticipation of supply constraints and enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features.

We believe our sourcing and manufacturing strategy allowed us to adjust quickly to changes in market demand, working with our ODM suppliers and developing direct relationships with key component suppliers to support the backlog generated through the unprecedented demand. We continue to focus on optimizing product availability through sourcing, rationalizing our supply chain, outsourcing or virtualizing certain activities, and consolidating distribution sites and service logistics partners. These efforts also include process optimization initiatives, such as vendor managed inventory, and other operational models and strategies designed to drive improved efficiencies in our sourcing, production, logistics and fulfillment.

Research and Development

The success of our products to date is due in large part to our focus on research and development. We believe that continued success in the marketplace will depend on our ability to develop new and enhanced products employing leading-edge technology that provide business solutions affordably, securely and effortlessly. Accordingly, we are undertaking development efforts with an emphasis on increasing the reliability, usability and security while innovating our user and buyer experience reducing the overall network operating costs of customers.

Our product development activities focus on solving the needs of customers in the enterprise campus edge and core by providing a unified wired, wireless, and SD-WAN cloud-driven network, enabling secure access from edge to public or private clouds in targeted verticals. Current activities include the continuing development of our innovative switching technology aimed to give our customers flexibility in how they deploy, connect to the cloud, and configure instantly saving time and money. Our ongoing research activities cover a broad range of areas, including cloud native technologies and solutions, wired and wireless networking, switching, and routing, network security, identity management, open standards interfaces, software defined networks, and data center fabrics. In addition, we continue to invest in ML/AI technology solutions targeting Cloud Wi-Fi, IoT anomaly detection, autonomous networking, and user recommendations.

We continue to enhance the functionality of our network operating systems which have been designed to provide high reliability and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2022, our research and development organization consisted of 708 employees. Research and development efforts are conducted in several of our locations, including Morrisville, North Carolina; San Jose, California; Salem, New Hampshire; Toronto, Canada; Shannon, Ireland; Massy, France; Hangzhou, China; and Bangalore and Chennai, India.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2022, we had 744 issued patents in the United States and 472 patents outside of the United States. The expiration dates of our issued patents in the United States range from 2022 to 2040. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. As of June 30, 2022, we had 24 registered trademarks in the United States and 217 registered trademarks outside of the United States.

We enter into confidentiality, inventions assignment or license agreements with our employees, consultants and other third parties with whom we do business, and control access to, and distribution of, our software, documentation and other proprietary information. In addition, we provide our software products to end-user customers primarily under “clickwrap” license agreements. These agreements are not negotiated with or signed by the licensee, and thus these agreements may not be enforceable in some jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

During the third quarter of fiscal 2020, with the global disruptions and slow-down in the demand of our products caused by the global pandemic outbreak of, COVID-19, and the uncertainty around the timing of the recovery of the market, we initiated a reduction-in-force plan (the “2020 Plan”) to reduce our operating costs and enhance financial flexibility. The plan affected approximately 320 employees primarily from the research and development and sales organizations who were located mainly in the United States and India. Costs associated with the 2020 Plan are primarily comprised of employee severance and benefits expenses.

Fiscal year 2021

Along with the reduction and realignment of the headcount under the 2020 Plan, we continued the process of relocating certain lab test equipment to third-party consulting companies during fiscal 2021 and fiscal 2022.

Fiscal year 2022

During fiscal year 2022, the Company completed the reduction and realignment of the headcount and relocation of lab test equipment under the 2020 Plan.

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

As of June 30, 2022, we employed 2,643 people. Of these, 40.6% work in sales and marketing, 26.8% in research and development, 4.5% in operations, 17.3% in customer support and services and 10.9% in finance and administration. These employees were located worldwide, with 48.5% located in the United States, 7.1% in other locations in the Americas, 24.8% in the APAC region, which includes Asia Pacific, China, South Asia and Japan, and 19.6% in the EMEA region, which includes Europe, Russia, Middle East and Africa.

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

Talent Acquisition and Management. We strive to attract and retain the most qualified employees for each role within the Company. To do this, we utilize various recruiting channels, including employee referrals and those targeting diverse candidates. We on-board new employees through the New Hire Academy and encourage skill development throughout the employee journey utilizing various role-specific training programs, career development tools, manager training, coaching, and mentorship.

Compensation and Benefits. Our compensation philosophy is to offer a competitive compensation package designed to reward achievement of the Company’s goals. Our short-term bonus plan is designed to motivate employees to meet half-year goals, and our employee stock purchase plan and grants of restricted stock units to eligible employees reward longer-term stock price appreciation. Our U.S. benefits plan includes health benefits, life and disability insurance, various voluntary insurances, flexible time off and leave programs, an employee assistance plan, an educational assistance policy, and a 401(k) plan with a competitive employer match. Our international benefits plans are competitive locally and generally provide similar benefits.

Diversity and Inclusion. We believe that we gain valuable perspective that drives better decision making when we listen to diverse voices. To foster an inclusive environment, we support several employee resource groups (“ERGs”), including Women in Networking (the new name for our Women’s Council), Black @ Extreme (Black/African American), LaRaza (Latinx/Hispanic), Maitri (employees in India), Pride Alliance (LGBTQ+), Global Veterans Council, API (Asian Pacific Islanders), and APPs (Aspiring Professionals Program). We are stepping up to this challenge of fostering an inclusive environment through efforts to improve recruiting of diverse candidates, identify and support high potential employees, and retain diverse employees. Since we started our first ERG, Women in Networking, we have increased the number of women employees and our female leadership. We are striving to increase the number of African-American/Black employees and Latinx/Hispanic employees by the end of calendar year 2025, and to increase the number of women and underrepresented groups within our management teams.

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

Our corporate governance guidelines, the charters of our audit committee, our compensation committee, our nominating, governance and social responsibility committee and our code of business conduct and ethics policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on the Investors section of our website at investor.extremenetworks.com under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

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

Risks Related to Our Business, Operations, and Industry

We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs. Supply chain constraints have exacerbated this situation.

We currently purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. At present, semiconductor chips and other components are currently in high demand with limited supply. These shortages have been exacerbated by increased energy, raw material, and transportation costs, which are resulting in higher overall component costs, higher delivery costs for expedited shipments, and significantly longer than usual lead times for these components. If we are unable to mitigate these effects, this could have a material adverse effect on our ability to meet customer orders and will negatively impact our gross margin and results of operations. Our principal sole-source components include:

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

Our top ten suppliers accounted for a significant portion of our purchases during the year. Given the significant concentration of our supply chain, particularly with certain sole or limited source providers, any significant interruption by any of the key suppliers or a termination of a relationship could temporarily disrupt our operations.  Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and that comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, results of operations and financial condition. We do not have any material agreements with fixed long-term prices or minimum volume requirements from suppliers. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. In addition, during the development of our products, we have experienced delays in the prototyping of our chipsets, which in turn has led to delays in product introductions. Similar delays may occur in the future. Furthermore, the performance of the components from our suppliers as incorporated in our products may not meet the quality requirements of our customers.

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

We primarily rely on our manufacturing partners Alpha Networks, Senao Networks, Foxconn, Delta Networks, Wistron NeWeb Corporation, Sercomm Corporation, Quanta, and select other partners to manufacture our products. We have experienced delays in product shipments from some of our partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer or other partner, any of which could have a material adverse effect on our business and operating results. While we maintain strong relationships with our manufacturing and other partners, our agreements with these manufacturers are generally of limited duration and pricing, quality, and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners or find replacements for them in a timely manner could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our manufacturing partners by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur, particularly in light of supply chain disruptions and inflationary pressures. The failure to obtain such price reductions would adversely affect our business, financial condition, and operating results.

In addition, any natural disaster, pandemic, or business interruption to our manufacturing partners could significantly disrupt our business. Business interruption could be caused by geopolitical factors, including political or military actions between China and Taiwan, where much of our product and their components are manufactured. Further, some of our products are manufactured in China and are therefore subject to the possibility of additional import tariffs. The U.S. government has previously announced import tariffs on goods manufactured in China. These tariffs, depending upon their ultimate scope, duration and how they are implemented, could negatively impact our business by continuing to increase our costs and by making our products less competitive. We may not be able to pass such increased costs on to our customers. The relocation of contract manufacturing facilities to locations outside of China or Taiwan may increase our costs and could impact the global competitiveness of our products.

The coronavirus outbreak has had, and continues to have, a materially disruptive effect on our business.

The novel coronavirus, known as COVID-19, has spread around the world and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. The spread of COVID-19 and new variants continues to have a material negative impact on our business, financial condition, and results of operations. Current and potential impacts include, but are not limited to, the following:

•

our component suppliers and contract manufacturers have been negatively affected by changes and downturns in the economy resulting from the COVID-19 pandemic, which may result in product delays and changes in pricing and service levels;

•

closures and slow ramp up of capacity of many factories in China, where our products and the components and subcomponents used in the manufacture of our equipment are manufactured, continue to create supply chain disruptions for Extreme;

•	we have incurred costs such as expedite fees to be assured of supply of components;
•	supply and transportation costs have increased, and may continue to increase, as alternate suppliers are sought;
•

airport closures, labor shortages at airports and reductions in passenger flights have reduced capacity and led to a backlog of freight at airport terminals, causing further disruptions to the supply chain;

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

•	reductions in earnings could increase our costs of borrowing, reduce our ability to comply with our credit agreement covenants, or make extensions of credit unavailable to us.

The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 and new variants impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the affected areas, business closures or business disruptions, and the effectiveness of actions taken in the affected areas to contain and treat the disease.

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
•

compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including anti-corruption laws such as the Foreign Corrupt Practices Act and the U.K. Bribery Act 2010;

•	difficulty in conducting due diligence with respect to business partners in certain international markets;
•	political and economic turbulence or uncertainty;
•	terrorism, war or other armed conflict; and
•	natural disasters, epidemics, and pandemics.

Any or all of these factors could have a material adverse impact on our business, financial condition, and results of operations.

Substantially all of our international sales are United States dollar-denominated. The continued strength and future increases in the value of the U.S. Dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice a larger portion of our international customers in local currency, which would expose us to greater fluctuations in exchange rates between the U.S. Dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations.

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

Local laws and customs in many countries differ significantly from, or conflict with, those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies, procedures and training designed to ensure compliance with these U.S. and foreign laws and policies, there can be no complete assurance that any individual employee, contractor, channel partner, or agent will not violate our policies and procedures. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition, and results of operations.

To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and a failure to do so can harm us.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service and operations personnel, many of whom would be difficult to replace. We have experienced and may in the future experience significant turnover in our executive personnel. Changes in our management and key employees could affect our financial results, and our prior reductions in force may impede our ability to attract and retain highly skilled personnel. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance, and operations personnel. The market for such personnel is competitive in certain regions for certain types of technical skills.

A number of our employees are foreign nationals who rely on visas and entry permits in order to legally work in the United States and other countries. In recent years, the United States has increased the level of scrutiny in granting H-1B, L-1 and other business visas. Compliance with U.S. immigration and labor laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals. Any of these restrictions could have a material adverse effect on our business, results of operations, and financial conditions.

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

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements and business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would significantly harm our business, financial condition, and results of operations. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, we cannot assure that new products or enhancements will achieve widespread market acceptance.

If our products do not effectively inter-operate with our customers’ networks and result in cancellations and delays of installations, our business, financial condition and results of operations could be harmed.

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must inter-operate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software networking solutions to fix or overcome these errors so that our products will inter-operate and scale with the existing software and hardware, which could be costly and could negatively affect our business, financial condition, and results of operations. In addition, if our products do not inter-operate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be canceled. This could harm our operating results, and financial condition, damage our reputation, and seriously harm our business and prospects.

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

The cloud networking market is the fastest growing segment of the networking industry. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger networks and have increased the use of virtualization and cloud computing. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our channel partners and end customers more effectively and economically than those of other competitors or existing technologies.  If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy network switching products, or if end customers do not recognize the benefits that our solutions provide, then our potential for growth in this cloud networking market could be adversely affected. In addition, if the transition to a cloud-based model takes a significant amount of time, we run the risk of affecting our current core revenue streams.

When our products contain undetected errors, we may incur significant unexpected expenses and could lose sales.

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product updates. We have experienced component problems in prior years that caused us to incur higher than expected warranty, service costs and expenses, and other related operating expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty, repair and replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue, and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defective returns, our business, financial condition, and results of operations would be adversely affected.

Our products must successfully inter-operate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of system errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results, and financial condition.

We must continue to develop and increase the productivity of our indirect distribution channels to increase net revenues and improve our operating results.

Our distribution strategy focuses primarily on developing and increasing the productivity of our indirect distribution channels. If we fail to develop and cultivate relationships with significant channel partners, if we are unable to meet their needs, or if these channel partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Many of our channel partners also sell products from other vendors that compete with our products. Our channel partners may not continue to market or sell our products effectively or to devote the resources necessary to provide us with effective sales, marketing, and technical support. We may not be able to successfully manage our sales channels or enter into additional reseller and/or distribution agreements. Our failure to do any of these could limit our ability to grow or sustain revenues.

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

The purchase of our products represents a significant strategic decision by a customer regarding its communications infrastructure. The decision by customers to purchase our products is often based on the results of a variety of internal procedures associated with the evaluation, testing, implementation, and acceptance of new technologies. Accordingly, the product evaluation process frequently results in a lengthy sales cycle, typically ranging from three months to longer than a year, and as a result, our ability to sell products is subject to a number of significant risks, including risks that:

•	budgetary constraints and internal acceptance reviews by customers will result in the loss of potential sales;
•	there may be substantial variation in the length of the sales cycle from customer to customer, making decisions on the expenditure of resources difficult to assess;
•	we may incur substantial sales and marketing expenses and expend significant management time in an attempt to initiate or increase the sale of products to customers, but not succeed;
•	when a sales forecast from a specific customer for a particular quarter is not achieved in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results; and
•	downward pricing pressures could occur during the lengthy sales cycle for our products.

We rely on third-party providers for services needed to deliver our cloud solutions and other third-party providers for our internal operations. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

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

Additionally, if a third-party service provider fails to maintain compliance with standards such as SOC2 or ISO27001, it could affect the underlying controls that we maintain, or that our customers rely upon. This could entail additional costs to compensate for the lost controls, or have a negative impact on revenue if our customers do not perceive our vendors as secure.

We rely on third-party cloud service providers such as Salesforce and Oracle to support internal operations.  Disruptions to such service or data breaches of those services could impact our ability to maintain efficient operations and to provide services to our customers.

System security risks, data breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations, impact services to customers, and harm public perception of our products, which could adversely affect our business, financial condition and results of operations.

In the ordinary course of business, we provide cloud-based services and store data, including intellectual property, and our proprietary business information and that of our customers, suppliers and business partners on our networks. In addition, we store information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure provision of services and maintenance of this information is critical to our operations and business strategy.

Increasingly, companies, including us, are subject to a variety of attacks on their networks and/or cloud-based services on an ongoing basis. The number and severity of these attacks could increase as a result of nation-state actors initiating attacks for political or cyber warfare purposes. Attacks could include supply chain attacks targeting our suppliers and attempts to penetrate our systems or disrupt our services directly. In some cases, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities in design or manufacture, including “bugs” and other problems that could allow network intrusion or unexpectedly interfere with the operation of our networks. Usage of “legacy” products that have been determined to have reached an end of life engineering status but will continue to operate for a limited amount of time may subject us or our customers to new vulnerabilities. Further, employee error, malfeasance, or other disruptions can result in a security or data breach.

Despite our security measures, we may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks or prevent all security or data breaches. Because the techniques used by computer programmers and hackers, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. Any such breach could compromise our products, networks, or cloud-based services by creating system disruptions, slowdowns or even shutdowns, and exploiting security vulnerabilities of our products, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen. Such events which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm.

If an actual or perceived breach of network security occurs in our products, network, or in the network of a customer of our networking products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness or security of our products could be harmed. This could impede our sales, manufacturing, distribution, or other critical functions, which could adversely affect our business. In addition, the economic costs to us to eliminate, mitigate, or recover from, or remediate cyber or other security problems, such as bugs, viruses, worms, ransomware or other malware, and security vulnerabilities could be significant and may be difficult to anticipate or measure.

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine,. Although the length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage.

Russia’s military actions in Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

As the conflict in Ukraine continues to evolve, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus, and other countries, regions, officials, individuals, or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions, and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition, and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this "Risk Factors" section.

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

We may experience challenges or delays in forecasting, generating or recognizing revenue for a number of reasons and our revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•

our dependence on obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives; in particular, with current supply chain constraints, our backlog has continued to grow as we are unable to ship all orders obtained during a quarter;

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

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. For example, on September 14, 2021, we acquired Ipanematech SAS, the SD-WAN division of InfoVista SAS, for EUR 60 million in cash consideration. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash.

These actions could have a material adverse effect on our business, financial condition, and operating results or the price of our common stock.

There can be no assurance we will achieve the revenues, growth prospects, and synergies expected from any acquisition or that we will achieve such revenues, growth prospects, and synergies in the anticipated time period and our failure to do so could have a material adverse effect on our business, financial condition, and operating results. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

Our ability to realize the anticipated benefits of any current and future acquisitions, divestitures and investment activities also entail numerous risks, including, but not limited to:

•	difficulties in the assimilation and successful integration of acquired operations, sales functions, technologies, and/or products;
•	unanticipated costs, litigation or other contingent liabilities associated with the acquisition or investment transaction;
•

incurrence of acquisition- and integration-related costs, goodwill or in-process research and development impairment charges, or amortization costs for acquired intangible assets, that could negatively impact our business, financial condition, and results of operations;

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

In the past, the trading price of shares of our common stock has fluctuated significantly. This could continue as we or our competitors announce new products, our results or those of our customers or competition fluctuate, conditions in the networking or semiconductor industry change, conditions in the global economy change, or when investors change their sentiment toward stocks in the networking technology sector.

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

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Hewlett-Packard Enterprise Company, Juniper Networks, Huawei Technologies Co. Ltd., Arista Networks, Inc., and Ubiquiti Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Further, many of our competitors have made substantial investments in hardware networking capabilities and offerings. These competitors may be able to gain market share by leveraging their investments in hardware networking capabilities to attract customers at lower prices or with greater synergies. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

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

Our credit facilities impose financial and operating restrictions on us and if we fail to meet our payment or other obligations under our 2019 Credit Agreement (as defined in Item 7, “Liquidity and Capital Resources”), the lenders under such 2019 Credit Agreement, as amended, could foreclose on, and acquire control of, substantially all of our assets.

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

Certain of our financing instruments involve variable rate debt, thus exposing us to the risk of fluctuations in interest rates. Our 2019 Credit Agreement provides for interest to be calculated based on the LIBOR, however, the U.K. Financial Conduct Authority, which regulates LIBOR, intends to phase out LIBOR completely by June 2023. With the expected discontinuation of LIBOR, the U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), an index based on transactions in the Treasury repurchase market. The scheduled discontinuation of LIBOR in June of 2023 occurs before the maturity of borrowings under our existing credit facility. We expect to amend the terms of the credit facility to include SOFR based borrowing before the final phase out of LIBOR in June of 2023. At this time, we cannot be certain that the amended terms will be as favorable as existing terms.  There is risk that market disruptions could impact our ability to amend the agreement, and/or enter into hedging arrangements to mitigate interest rate risk. We may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

We are exposed to the credit risk of our channel partners and some of our end customers, which could result in material losses.

Most of our sales are on an open credit basis, with standard payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the U.S. We monitor individual end-customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the end customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Any significant delay or default in the collection of significant accounts receivable could potentially result in an increased need for us to obtain working capital from other sources, possibly on less favorable terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our results of operations and delay our ability to recognize revenue.

A material portion of our sales is derived through our distributors, systems integrators, and value-added resellers. Some of our distributors, systems integrators and value-added resellers may experience financial difficulties, which could adversely affect our collection of accounts receivable. Our exposure to credit risks of our channel partners may increase if our channel partners and their end customers are adversely affected by global or regional economic conditions. One or more of these channel partners could delay payments or default on credit extended to them, either of which could materially adversely affect our business, financial condition, results of operations and prospects.

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

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and its stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Nasdaq. We may also be required to restate our financial statements from prior periods. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in an adverse manner.

Our revenues may decline as a result of changes in public funding of educational institutions.

A portion of our revenues comes from sales to both public and private K-12 educational institutions. Public schools receive funding from local tax revenues, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. The funding for a portion of our sales to U.S.-based educational institutions comes from a federal funding program known as the E-Rate program. E-Rate is a program of the Federal Communications Commission (the “FCC”) that subsidizes the purchase of approved telecommunications, Internet access, and internal connection costs for eligible public educational institutions. The E-Rate program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to final federal program approval and funding appropriation continues to be under review by the FCC, and we cannot assure that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions would likely materially and adversely affect our business and results of operations. This is a specific example of the many factors which add additional uncertainty to our future revenues from our end-customers in the education sector.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included elsewhere in this Report. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

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

Our products must also comply with various U.S. federal government regulations and standards defined by agencies such as the FCC, standards established by governmental authorities in various foreign countries and recommendations of the International Telecommunication Union. In some circumstances, we must obtain regulatory approvals or certificates of compliance before we can offer or distribute our products in certain jurisdictions or to certain customers. Complying with new regulations or obtaining certifications can be costly and disruptive to our business.

If we do not comply with existing or evolving industry standards or government regulations, we will not be able to sell our products where these standards or regulations apply, which may prevent us from sustaining our net revenues or achieving profitability.

Our provision for income taxes and overall cash tax costs are affected by a number of factors, including reorganizations or restructurings of our business, jurisdictional revenue mix and changes in tax regulations or policy, all of which could materially adversely affect our business, financial condition and results of operations.

We are a multinational company subject to income tax as well as non-income-based taxes in various jurisdictions including Ireland, where we have an operating company supporting our business in most non-U.S. jurisdictions. Our income taxes are subject to volatility and could be adversely affected by several factors including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates, expiration of or lapses in the research and development tax credit laws, transfer pricing adjustments in the various jurisdictions we do business, tax effects of nondeductible compensation, including stock-based compensation, changes in accounting principles and imposition of withholding or other taxes on payments by subsidiaries or customers.

Significant judgment is required to determine our worldwide provision for income taxes. In the ordinary course of business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes payable, currently and on a deferred basis, are based on our interpretation of applicable tax laws in the jurisdictions in which we are required to file tax returns. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Changes in tax laws and regulations and the interpretation of such laws and regulations, including taxation of earnings internationally, the introduction of base erosion and anti-abuse tax and the disallowance of tax deductions for certain expenses, as well as changes that may be enacted in the future could materially impact our tax provision, cash tax liability and effective tax rate. The Organization for Economic Co-operation and Development (“OECD”), an international association comprised of 38 countries including the United States and Ireland, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized and adopted by associated countries, will not have a materially adverse impact on our provision for income taxes. Recently, substantially all member countries of the OECD agreed to certain tax principles, including a global minimum tax of 15%. Many countries are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business, including the introduction of taxes targeted at digital services.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174 depending on whether the expenditure is recorded in the U.S. or a foreign jurisdiction. Although the U.S. Congress is considering legislation that would defer the capitalization and amortization requirement to later years, we have no assurance the provision will be repealed or modified. If the requirement is not repealed or modified, our existing U.S. net operating losses will be utilized on an accelerated basis, and we could potentially be subject to U.S. cash tax sooner than anticipated. In addition, our effective tax rate will materially increase as we made an accounting policy election to treat Global Intangible Low Tax Income (“GILTI”) as a period cost (i.e., recorded when incurred) in 2018 when the GILTI rules were introduced. Our research and development expenditures are shared by our U.S. parent and Irish principal company and as such, the disallowed deduction will drive up our GILTI inclusion associated with Ireland, which in turn will increase our effective tax rate.

A change in our future effective tax rate, including from the release of the valuation allowances recorded against our net U.S. and Irish deferred tax assets may create volatility in our calculated tax expense. Our future effective tax rate in particular could be adversely affected by a change in ownership pursuant to Section 382 of the U.S. Internal Revenue Code. If a change in ownership occurs, it may limit our ability to utilize our net operating losses to offset our U.S. taxable income and therefore create a material adverse impact on our results of operations. On April 26, 2012, we adopted the Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC as the rights agent (the “Restated Rights Plan”), which was extended annually through 2021, to help protect our assets. On May 17, 2021, we adopted an Amended and Restated Tax Benefit Preservation Plan (the “2021 Tax Benefit Preservation Plan”), which was approved by stockholders on November 4, 2021. In general, this does not allow a stockholder to acquire more than 4.95% of our outstanding common stock without a waiver from our Board, who must take into account the relevant tax analysis relating to potential limitation of our net operating losses. Our 2021 Tax Benefit Preservation Plan is effective through May 17, 2024, unless earlier terminated by the Board.

Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service, Irish Revenue, and other tax authorities globally. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance our assessments are, in fact, adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material, adverse impact on our business, financial condition, and results of operations.

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

Our bylaws, as amended, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholders to us, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws further provide that the federal district courts of the United States shall be the exclusive forum for any cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees and stockholders. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

We have major offices in Morrisville, North Carolina, San Jose, California, and Salem, New Hampshire in the United States, as well as in Bangalore, India, in Thornhill, Canada, in Shannon, Ireland and in Reading, United Kingdom. Historically, each location has been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods and tropical storms, which at times have disrupted the local economy and posed physical risks to our property. We have contract manufacturers located in China, Taiwan, and Mexico where similar natural disasters and other risks may disrupt the local economy and pose physical risks to our property and the property of our contract manufacturer. Global shipping could be disrupted by natural disasters, which would impede our ability to get product to our customers. Climate change may exacerbate the frequency or severity of such natural disasters.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Morrisville, North Carolina where we currently lease approximately 54,530 square feet of space under a lease agreement that expires in fiscal year 2028.

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

As of June 30, 2022, we have leased approximately 0.9 million square feet of space with various expiration dates between fiscal year 2023 and fiscal 2032. We believe that our current facilities are sustainable and adequate to meet our current needs and the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

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

As of August 18, 2022, there were 168 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our year ended June 30, 2022 Annual Meeting of Stockholders no later than 120 days after the end of the fiscal year covered by this report.

Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during the three months ended June 30, 2022 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total		Total Number of Shares	of Shares
	Number of	Average	Purchased as Part of	That May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or Programs
	Purchased	per Share	Plans or Programs	(1) (2)
April 1, 2022 - April 30, 2022	200	$9.78	200	$28,070
May 1, 2022 - May 31, 2022	1,852	9.74	1,852	10,032
June 1, 2022 - June 30, 2022	—	—	—	10,032
Total	2,052	$9.74	2,052
Authorization effective July 1, 2022(2)				$200,000
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

(2)

On May 18, 2022, the Company announced that its Board of Directors had authorized an increase to our share repurchase authorization to $200.0 million over a three-year period commencing on July 1, 2022. This authorization replaces the previous authorization effective July 1, 2022. Refer to Note 11, “Shareholders’ Equity”, in Notes to the Consolidated Financial Statements included elsewhere in this Report for further information regarding the Company’s share repurchase program.

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

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and the NASDAQ US Benchmark Computer Hardware TR Index commencing July 1, 2017 and ending on June 30, 2022. The NASDAQ US Benchmark TR index replaces the NASDAQ Stock Market (US Companies) Index and the NASDAQ US Benchmark Computer Hardware TR index replaces the NASDAQ Computer Manufacturers Index in this analysis and going forward, as the Center for Research in Security Prices (CRSP) Index data is no longer accessible. The CRSP indexes have been included with data through 2020. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Data and graph are calculated from CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and Nasdaq Computer Manufacturers Securities, CRSP, Booth School of Business, and The University of Chicago. Index data Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. [RESERVED]

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

Extreme is a leader in providing software-driven networking solutions for enterprise customers. Providing a combined end-to-end solution from enterprise edge to the cloud, Extreme designs, develops and manufactures wired and wireless network infrastructure equipment and develops the software for network management, policy, analytics, security and access controls. Extreme gives customers and partners the power to mix and match this broad array of software, hardware, and services (including third-party applications) to tailor a solution that can be managed and automated from end-to-end.

Enterprise network administrators need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business and the ever-present need for network security. Accelerators such as Internet of Things (“IoT”), artificial intelligence (“AI”), bring your own device, machine learning, cognitive computing, and robotics add complexity to challenge the capabilities of traditional networks. Technology advances have a profound effect across the entire enterprise network placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, and analytics of the enterprise networks they manage.

A direction affecting the Enterprise Network Equipment market is the continued adoption of the cloud-managed enterprise WLAN in the enterprise market. Hybrid cloud is a cloud computing environment which uses a mix of on-premises, private cloud, and third-party, public cloud services with orchestration between multiple platforms. We introduced our Cloud offering in 2016 and in August 2019 acquired Aerohive Networks, Inc to enhance our Cloud strategy with a 3rd generation Cloud platform and to accelerate adoption of hybrid cloud networking solutions in the Enterprise. Extreme’s enhanced Cloud solution is the only offering in the market that seamlessly integrates the cloud with on-premises infrastructures and enables visibility from the edge to everywhere. See Part 1, Item 1. Business, for additional discussion of our business.

Acquisitions

Ipanematech SAS

On September 14, 2021 (the “Acquisition Date”), we completed our acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of InfoVista pursuant to a Sale and Purchase Agreement. Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million. The primary reason for the Acquisition was to acquire the talent and the technology to allow us to expand our portfolio with new cloud-managed SD-WAN and security offerings to support our enterprise customers. The acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Ipanematech were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of Ipanematech are included in our operations beginning with the Acquisition Date. During the fiscal year ended June 30, 2022, we recognized transaction costs related to this acquisition of $7.0 million, which is included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

Aerohive Networks, Inc

On August 9, 2019 (the “Closing Date”), we completed our acquisition of Aerohive Networks, Inc. (“Aerohive”), a publicly held network company, for $263.6 million in cash consideration and assumption of certain employee equity awards.

The business combination was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Aerohive were recorded at their respective fair values and added to those of ours including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of Aerohive are included in our operations beginning with the Closing Date. During the fiscal year ended June 30, 2021 and 2020, we recognized related transaction costs of $2.0 million and $32.1 million, respectively, which is included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

Results of Operations

The following is a summary of our results of operations during fiscal year ended June 30, 2022:

•	Net revenues of $1,112.3 million, increased 10.2% from fiscal 2021 net revenues of $1,009.4 million.
•	Product revenues of $761.7 million, increased 8.9% from fiscal 2021 product revenues of $699.4 million.
•	Service revenues of $350.6 million, increased 13.1% from fiscal 2021 service revenues of $310.0 million.
•	Total gross margin of 56.6% of net revenues in fiscal 2022, compared to 58.0% in fiscal 2021.
•	Operating income of $64.2 million, compared to operating income of $34.4 million in fiscal 2021.
•	Net income was $44.3 million in fiscal 2022, compared to net income of $1.9 million in fiscal 2021.
•

Cash flow provided by operating activities of $128.2 million, compared to cash flow provided by operating activities of $144.5 million in fiscal 2021, a decrease of $16.3 million. Cash was $194.5 million as of June 30, 2022, a decrease of $52.4 million, compared to $246.9 million at the end of fiscal 2021.

Net Revenues

The following table presents net product and service revenues for the fiscal years ended June 30, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Net revenues:
Product	$761,721	$699,396	$62,325	8.9%	$699,396	$653,651	$45,745	7.0%
Percentage of net revenues	68.5%	69.3%			69.3%	68.9%
Service and subscription	350,600	310,022	40,578	13.1%	310,022	294,368	15,654	5.3%
Percentage of net revenues	31.5%	30.7%			30.7%	31.1%
Total net revenues	$1,112,321	$1,009,418	$102,903	10.2%	$1,009,418	$948,019	$61,399	6.5%

Product revenues increased $62.3 million or 8.9% for the year ended June 30, 2022, compared to fiscal 2021. The product revenues increase for the year ended June 30, 2022 as compared to fiscal 2021 was primarily due to strong demand for our products partially offset by supply chain constraints which impacted our ability to fulfill the demand for our products during fiscal 2022. Additionally, the first half of fiscal 2021 product revenue was impacted by the material slow-down in global demand due to the global outbreak of COVID-19.

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

Service and subscription revenues increased $40.6 million or 13.1% for the year ended June 30, 2022, compared to fiscal 2021. The increase in service and subscription revenues was primarily due to the growth in subscription revenues and partially due to the acquisition of Ipanema.

Service and subscription revenues increased $15.7 million or 5.3% for the year ended June 30, 2021, compared to fiscal 2020. The increase in service and subscription revenues was primarily due to the growth in subscription revenues.

We operate in three regions: Americas, which includes the United States, Canada, Mexico, Central America and South America; EMEA, which includes Europe, Russia, Middle East, and Africa; and APAC which includes Asia Pacific, South Asia, Japan and Australia. The following table presents the total net revenues geographically for the fiscal years ended June 30, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended				Year Ended
Net Revenues	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Americas:
United States	$503,635	$485,471	$18,164	3.7%	$485,471	$459,769	$25,702	5.6%
Other	44,608	48,049	(3,441)	(7.2)%	48,049	39,633	8,416	21.2%
Total Americas	548,243	533,520	14,723	2.8%	533,520	499,402	34,118	6.8%
Percentage of net revenues	49.3%	52.9%			52.9%	52.7%
EMEA	477,081	387,545	89,536	23.1%	387,545	357,201	30,344	8.5%
Percentage of net revenues	42.9%	38.4%			38.4%	37.7%
APAC	86,997	88,353	(1,356)	(1.5)%	88,353	91,416	(3,063)	(3.4)%
Percentage of net revenues	7.8%	8.8%			8.8%	9.6%
Total net revenues	$1,112,321	$1,009,418	$102,903	10.2%	$1,009,418	$948,019	$61,399	6.5%

We rely upon multiple channels of distribution, including distributors, direct resellers, OEMs and direct sales. Revenues through our distributor channel were 80% of total product revenues in fiscal 2022, 77% of total product revenues in fiscal 2021 and 73% of total product revenue in fiscal 2020.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service revenues and the gross profit percentage of net revenues for the fiscal years ended June 30, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Gross profit:
Product	$401,159	$389,438	$11,721	3.0%	$389,438	$327,318	$62,120	19.0%
Percentage of product revenues	52.7%	55.7%			55.7%	50.1%
Service and subscription	228,779	195,685	33,094	16.9%	195,685	190,521	5,164	2.7%
Percentage of service and subscription revenues	65.3%	63.1%			63.1%	64.7%
Total gross profit	$629,938	$585,123	$44,815	7.7%	$585,123	$517,839	$67,284	13.0%
Percentage of net revenues	56.6%	58.0%			58.0%	54.6%

Cost of product revenues includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, scrap, distribution, product certification, amortization of developed technology intangibles, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing. We conduct supply chain management, quality assurance, manufacturing, engineering, and document control at our facilities in San Jose, California, Salem, New Hampshire, China, and Taiwan.

Product gross profit increased to $401.2 million for the year ended June 30, 2022, from $389.4 million in fiscal 2021, primarily due to increased revenues along with lower amortization of intangibles of $9.5 million due to certain intangibles being fully amortized, and lower excess and obsolete inventory charges of $3.0 million, partially offset by higher direct product costs and higher distribution cost of $18.5 million.

Product gross profit increased to $389.4 million for the year ended June 30, 2021, from $327.3 million in fiscal 2020, primarily due to increased revenues along with lower distribution charges of $11.4 million, which were mainly due to decreased tariffs on manufactured products imported from China and sold to U.S. customers, lower excess and obsolete inventory charges of $9.9 million, lower warranty costs of $7.9 million, and lower expensing of the fair value step-up of inventories acquired from Aerohive of $7.3 million.

Our cost of service revenues consist primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts.

Service and subscription gross profit increased to $228.8 million for the year ended June 30, 2022, from $195.7 million in fiscal 2021, primarily due to higher service and subscription revenues partially offset by higher professional fees and increased cloud service costs.

Service and subscription gross profit increased to $195.7 million for the year ended June 30, 2021, from $190.5 million in fiscal 2020, primarily due to higher service and subscription revenues partially offset by higher personnel costs and increased cloud service costs.

Operating Expenses

The following table presents operating expenses and operating income for the fiscal years ended June 30, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended				Year Ended
	June 30, 2022	June 30, 2021	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
Research and development	$190,591	$196,995	$(6,404)	(3.3)%	$196,995	$209,606	$(12,611)	(6.0)%
Sales and marketing	294,470	276,841	17,629	6.4%	276,841	283,632	(6,791)	(2.4)%
General and administrative	68,697	66,201	2,496	3.8%	66,201	60,991	5,210	8.5%
Acquisition and integration costs	7,009	1,975	5,034	254.9%	1,975	32,073	(30,098)	(93.8)%
Restructuring and related charges	1,748	2,625	(877)	(33.4)%	2,625	22,011	(19,386)	(88.1)%
Amortization of intangibles	3,235	6,110	(2,875)	(47.1)%	6,110	8,425	(2,315)	(27.5)%
Total operating expenses	$565,750	$550,747	$15,003	2.7%	$550,747	$616,738	$(65,991)	(10.7)%

The following table highlights our operating expenses and operating income (loss) as a percentage of net revenues for the fiscal years ended June 30, 2022, 2021 and 2020:

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Research and development	17.1%	19.5%	22.1%
Sales and marketing	26.5%	27.4%	29.9%
General and administrative	6.2%	6.6%	6.4%
Acquisition and integration costs	0.6%	0.2%	3.4%
Restructuring and related charges	0.2%	0.3%	2.3%
Amortization of intangibles	0.3%	0.6%	0.9%
Total operating expenses	50.9%	54.6%	65.1%
Operating income (loss)	5.8%	3.4%	(10.4)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $6.4 million or 3.25% for the year ended June 30, 2022 as compared to fiscal 2021. The decrease in research and development expenses was due to a $0.7 million decrease in personnel costs, a $3.8 million decrease in facility and information technology costs, a $1.2 million decrease in third-party software licenses and engineering project costs and a $1.0 million decrease in other expenses, partially offset by a $0.3 million increase in travel expenses.

Research and development expenses decreased by $12.6 million or 6.0% for the year ended June 30, 2021 as compared to fiscal 2020. The decrease in research and development expenses was due to a $16.5 million decrease in personnel costs primarily due to lower headcount as a result of the cost reduction actions taken in fiscal 2020, a $5.2 million decrease in facility and information technology costs, a $2.6 million decrease in third-party software licenses and engineering project costs and a $2.0 million decrease in travel due to COVID-19, decrease in equipment costs and decrease in other expenses, partially offset by a $13.7 million increase in professional and contractor fees.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs (which consists of compensation, benefits and stock-based compensation) and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $17.6 million or 6.4% for the year ended June 30, 2022, as compared to fiscal 2021. The increase was primarily due to a $6.6 million increase in personnel costs primarily due to higher headcount, a $7.0 million increase in marketing sales and promotional costs, a $5.5 million increase in travel expenses due to loosening of COVID-19 restrictions, partially offset by a $1.5 million decrease in professional fees and equipment related costs.

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

General and administrative expenses increased by $2.5 million or 3.8% for the year ended June 30, 2022, as compared to fiscal 2021. The increase in general and administrative expenses during fiscal 2022 was primarily due to a $1.4 million increase in third party software and equipment related costs, a $1.9 increase in facilities and related costs, partially offset by a $0.2 million decrease in personnel costs and a $0.6 decrease in travel and professional fees.

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

Acquisition and Integration Costs

As a result of our acquisitions of Ipanema in fiscal 2022, and Aerohive in fiscal 2020, we incurred $7.0 million, $2.0 million and $32.1 million of acquisition and integration costs in fiscal years ended June 30, 2022, 2021 and 2020, respectively.

For fiscal 2022, we incurred $7.0 million of acquisition and integration costs which consisted primarily of professional fees for product integration, system integration, financial, legal and advisory services related to the Ipanema acquisition.

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

Restructuring and Related Charges

During fiscal years ended June 30, 2022, 2021 and 2020, we recorded restructuring and related charges of $1.7 million, $2.6 million and $22.0 million, respectively.

Fiscal year ended 2022

During fiscal 2022, the Company recorded $1.7 million of restructuring charges which primarily comprised of facility related charges. The facility restructuring charges included some impairment charges and additional facilities expenses related to previously impaired facilities. During fiscal 2022, the Company completed the reduction-in-force action initiated in the third quarter of fiscal 2020.

Fiscal year ended 2021

During fiscal 2021, we continued our cost reduction initiative that began in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of $1.5 million, related to the 2020 Plan. In addition, we had facility-related charges of $1.1 million, related to our previously impaired facilities.

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

With the global disruptions and slow-down in the demand of our products caused by the global pandemic outbreak, COVID-19, and the uncertainty around the timing of the recovery of the market, we initiated a reduction-in-force plan (the 2020 Plan) to reduce our operating costs and enhance financial flexibility. The plan affected approximately 320 employees primarily from the research and development and sales organizations who were located mainly in the United States and India. We recorded restructuring charges of $8.1 million during the fiscal year ended June 30, 2020 related to the 2020 Plan. The costs associated with this restructuring plan primarily included employee severance and benefit expenses. We recorded additional severance and benefits charges of $5.4 million for the fiscal year ended June 30, 2020 related to the prior period restructuring plans. In total we incurred $13.5 million in restructuring charges for the year ended June 30, 2020 which were all severance and benefit related. In addition, we recorded facility impairment related charges of $8.5 million for the fiscal year ended June 30, 2020 which included $6.7 million for the impairment of certain operating leases right-of-use assets as discussed in the preceding paragraph, $0.9 million for impairment of long-lived assets, and $0.9 million of other charges related to previously impaired facilities.

Amortization of Intangibles

During fiscal years ended June 30, 2022, 2021 and 2020, we recorded $3.2 million, $6.1 million and $8.4 million, respectively, of amortization expense in operating expenses primarily for certain intangibles related to the acquisitions of the Ipanema, Aerohive, Campus Fabric, Data Center and WLAN Businesses. The decrease in amortization expense in fiscal 2022 from fiscal 2021 was primarily due to certain acquired intangibles from previous acquisitions becoming fully amortized, partially offset by an increase from the amortization of acquired intangibles from the Ipanema acquisition. The decrease in amortization expense in fiscal 2021 from fiscal 2020 was primarily due to certain acquired intangibles from previous acquisitions becoming fully amortized, partially offset by an increase from full period amortization of acquired intangibles from the Aerohive acquisition.

Interest Income

Interest income was $0.4 million, $0.4 million and $1.4 million in fiscal years ended June 30, 2022, 2021 and 2020, respectively. Interest income remained flat in fiscal 2022 as compared to fiscal 2021 and decreased $1.0 million in fiscal 2021 from fiscal 2020. The decrease in fiscal 2021 from 2020 was due to lower interest rates and lower invested fund balances.

Interest Expense

We incurred $12.8 million, $22.9 million, and $23.8 million of interest expense for fiscal years ended June 30, 2022, 2021 and 2020, respectively. The decrease in interest expense in fiscal year ended June 30, 2022 was primarily driven by lower average loan balances and lower average rates under our 2019 Credit Agreement. The decrease in interest expense in fiscal year ended June 30, 2021 was primarily driven by lower average loan balances and lower average rates under our 2019 Credit Agreement.

Other Income (Expense), net

We had other income of $0.4 million and $0.7 million in fiscal years ended June 30, 2022 and 2020, respectively, and other expense of $1.7 million in fiscal 2021. The other income for fiscal 2022 and 2020 was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars. The other expense for fiscal 2021 was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of (i) foreign income taxes of our international subsidiaries, (ii) foreign withholding taxes, (iii) state taxes, and (iv) the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions. For the fiscal years ended June 30, 2022, 2021 and 2020, we recorded income tax provisions of $7.9 million, $8.2 million, and $6.4 million respectively.

For fiscal 2022, 2021 and 2020, our tax provision primarily related to taxes on our foreign operations, including foreign withholding taxes remitted to foreign tax authorities by customers on our behalf, tax expense related to the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business and state taxes in states where we have exhausted available Net Operating Losses (“NOLs”) or are subject to certain franchise taxes qualifying as income tax under the relevant tax accounting guidance.

In fiscal 2020, we recognized a $75.0 million U.S. tax gain on the transfer of non-American Aerohive intellectual property rights which was fully offset by existing U.S. NOLs. Given the full U.S. valuation allowance against our U.S. deferred tax assets, this transaction did not impact net tax expense or the overall tax rate.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and for further explanation of our provisions for income taxes, see Note 16, Income Taxes, in notes to Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

We generally do not grant return privileges and pricing credits to our value-added resellers, non-stocking distributors and end-user customers, except for defective products during the warranty period. We may provide sales incentives and other programs to these customers which are considered to be a form of variable consideration and we maintain estimated accruals and allowances using the historical actuals.

Our stocking distributors are allowed to certain price adjustments in the form of rebates and limited stock rotation rights. In determining the transaction price, we consider these rebate adjustments to be variable consideration which are estimated based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotation adjustments are an additional form of variable consideration and are estimated based on an analysis of historical return rates.

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

Our performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of our product sales revenues are recognized at a point in time and our service and subscription revenues are recognized over time. For revenues recognized over time, we use an input measure, days elapsed, to measure progress.

See Note 3, Revenues, in notes to Consolidated Financial Statements for additional information.

Business Combinations

We apply the acquisition method of accounting for business combinations. Under this method of accounting, all tangible and intangible assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to expected future cash inflows and outflows, discount rates, intangibles and other asset lives, among other items. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, we may have been required to value the acquired assets at fair value measures that do not reflect its intended use of those assets. Use of different estimates and judgments could yield different results. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information that may be obtained from the management of the acquired company and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash (in thousands):

	June 30, 2022	June 30, 2021
Cash	$194,522	$246,894

As of June 30, 2022, our principal sources of liquidity consisted of cash of $194.5 million, accounts receivable, net of $184.1 million and available borrowings under our five-year 2019 Revolving Facility (as defined below) of $60.2 million. We anticipate our principal uses of cash for fiscal 2023 will be purchases of finished goods inventory from our contract manufacturers, payroll, payments under debt obligations and related interest, payments under lease obligations, purchases of property and equipment and other operating expenses related to the development and marketing of our products. We believe that our existing cash, cash flows from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months. We are not currently aware of any material cash requirements beyond the next 12 months other than those described above for fiscal 2023 and our known contractual obligations. See the section titled “Contractual Obligations” below.

On November 2, 2018, our Board of Directors announced that it had authorized management to repurchase up to $60.0 million of our shares of common stock for two years from the date of authorization, of which $15.0 million was used for repurchases in the second quarter of fiscal 2019 and $30.0 million was used for repurchases in fiscal 2020. In February 2020 the Board increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchases for three years from February 5, 2020. On May 18, 2022, our Board of Directors authorized an increase to our share repurchase authorization to $200.0 million over a three-year period beginning in our fiscal year commencing July 1, 2022. Purchases may be made from time to time in the open market or in privately negotiated transactions. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, and Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate us to acquire any shares of our common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the year ended June 30, 2022 we repurchased a total of 3,881,683 shares of common stock on the open market at a total cost of $45.0 million.

In connection with the acquisition of Aerohive, as discussed in Note 4, Business Combinations, in Notes to Consolidated Financial Statements, as of August 9, 2019, we amended the 2018 Credit Agreement, which is no longer outstanding, and entered into the Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among us, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an

Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2019 Credit Agreement provides for a 5-year first lien term loan facility in an aggregate principal amount of $380.0 million and a 5-year revolving loan facility in an aggregate principal amount of $75.0 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands) for the fiscal years ended June 30, 2022, 2021, and 2020:

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$128,177	$144,535	$35,884
Net cash used in investing activities	(84,950)	(17,176)	(189,477)
Net cash (used in) provided by financing activities	(94,663)	(74,782)	178,492
Foreign currency effect on cash	(936)	445	(634)
Net (decrease) increase in cash	$(52,372)	$53,022	$24,265

Cash was $194.5 million at June 30, 2022, representing a decrease of $52.4 million from $246.9 million at June 30, 2021. This decrease was primarily due to cash used in financing activities of $94.7 million mainly as a result of payments on the Term Loan and share repurchases and cash used in investing activities of $85.0 million, mainly for acquisition of Ipanema partially offset by cash provided by operations of $128.2 million.

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

Net Cash Provided by Operating Activities

Cash provided by operating activities during fiscal year ended June 30, 2022 was $128.2 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2022 were net income of $44.3 million, non-cash expenses of $104.0 million for items such as amortization of intangibles, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included increases in accounts payable and deferred revenue. These amounts were partially offset by increases in accounts receivable, inventories and prepaid expenses and other assets and decreases in accrued compensation, current and long-term liabilities and operating lease liabilities.

Cash provided by operating activities during fiscal year ended June 30, 2021 was $144.5 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2021 were net income of $1.9 million, non-cash expenses of $121.7 million for items such as amortization of intangibles, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and imputed interest. Other sources of cash for the period included a decrease in inventory and increases in accounts payable, accrued compensation and deferred revenue. These amounts were partially offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in the current and long-term liabilities and operating lease liabilities.

Cash provided by operating activities during fiscal year ended June 30, 2020 was $35.9 million. Factors contributing to cash provided by operating activities for the year ended June 30, 2020 were non-cash expenses such as amortization of intangibles, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, restructuring charges, deferred income taxes and imputed interest. Other sources of cash for the period included a decrease in accounts receivables, inventory, and prepaid expenses and other current assets and increases in deferred revenue. These amounts were partially offset by our net loss of $126.8 million, decreases in accounts payable, accrued compensation, other current and long-term liabilities, and operating lease liabilities.

Net Cash Used in Investing Activities

Cash used in investing activities during fiscal year ended June 30, 2022 was $85.0 million, primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $15.4 million for purchases of property and equipment.

Cash used in investing activities during fiscal year ended June 30, 2021 was $17.2 million for the purchases of property and equipment.

Cash used in investing activities during fiscal year ended June 30, 2020 was $189.5 million, including $219.5 million for the acquisition of Aerohive (net of cash acquired), purchases of property and equipment of $15.3 million, which was partially offset by proceeds of $45.2 million related to the maturity and sales of short-term investments.

Net cash (Used in) Provided by Financing Activities

Cash used in financing activities during fiscal year ended June 30, 2022 was $94.7 million due primarily to share repurchases of $45.0 million, debt repayments of $38.1 million, payments of contingent consideration of $1.0 million and $4.0 million of deferred payments on acquisitions and a $6.5 million payment for taxes on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options.

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

Foreign Currency Effect on Cash

Foreign currency effect on cash increased in 2022, primarily due to changes in exchange rates between the U.S. Dollar and particularly the Indian Rupee, U.K. Pound, and the Euro.

Contractual Obligations

As of June 30, 2022, we have contractual obligations for debt obligations, purchase obligations, lease obligations and other obligations.

Our debt obligations relate to amounts owed under our 2019 Credit Agreement. As of June 30, 2022, we have $308.6 million of debt outstanding which are payable on quarterly installments through our fiscal year 2025. We are subject to interest rate on our debt obligations and unused commitment fee. See Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of June 30, 2022, we have non-cancelable commitments to purchase $60.3 million of inventory. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2032. As of June 30, 2022, the value of our obligations under operating leases was $53.3 million. See Note 8, Debt, in the Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of June 30, 2022, we have contractual commitments of $54.8 million that are due through our fiscal year 2027.

We have deferred payments related to Data Center Business consideration obligation of $3.0 as of June 30, 2022 which are paid at $1.0 million per quarter.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We do not have any material commitments for capital expenditures as of June 30, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial debt and foreign currencies. As of June 30, 2022, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is fully described in Note 8, Debt, in the Notes to the Consolidated Financial Statements. At June 30, 2022, we had $308.6 million of debt outstanding, all of which was from the 2019 Credit Agreement. Through the end of our fiscal year, the average daily outstanding amount was $328.8 million with a high of $346.8 million and a low of $308.6 million.

Cash Flow Hedges of Interest Rate Risk

In conjunction with our term loan under the 2019 Credit Agreement, we entered into interest rate swap contracts with large financial institutions. This involves the receipt of variable rate amounts from these institutions in exchange for us making fixed-rate payments without exchange of the underlying notional amount of $200.0 million of our debt. The derivative instruments hedge the impact of the changes in variable interest rates. We record the changes in the fair value of these cash flow hedges of interest rate risk in accumulated other comprehensive income (loss) until termination of the derivative agreements. As of June 30, 2022 the underlying notional amount of these interest rate swaps were $75.0 million.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2022, on the outstanding borrowings under the 2019 Credit Agreement and interest rate swap contracts as of June 30, 2022, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of June 30, 2022	100 bps	50 bps
Debt	$(3,157)	$(1,578)	$315,672	$3,157	$1,578
Interest Rate Swaps	750	375	(75,000)	(750)	(375)
Net	$(2,407)	$(1,203)		$2,407	$1,203

*	Underlying interest rate was 2.9% as of June 30, 2022.

Exchange Rate Sensitivity

A majority of our sales and our expenses are denominated in United States Dollars. While we conduct sale transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of June 30, 2022 and June 30, 2021, foreign exchange forward currency contracts not designated as hedging instruments, had the total notional amount of $9.6 million and $23.0 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in earnings as other income (expense), net. For the year ended June 30, 2022 the net loss recorded in the consolidated statements from these contracts was $1.4 million. For the year ended June 30, 2021, the net gains recorded in the consolidated statement of operations from these contracts $0.5 million. As of June 30, 2021 foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $21.8 million. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of June 30, 2021, these contracts had unrealized losses of $0.2 million which are recorded in accumulated other comprehensive income (loss) with the associated liabilities in the accompanying consolidated balance sheets. There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2022 and June 30, 2020.

Foreign currency transaction gains and losses from operations had a gain of $1.7 million in fiscal year ended June 30, 2022, a loss of $2.2 million in fiscal year ended June 30, 2021, and a gain of $0.6 million in the fiscal year 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 26, 2022 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Rebate Adjustments Determined to be Variable Consideration

As described further in note 3 to the financial statements, sales to stocking distributors are made under terms allowing certain price adjustments in the form of rebates. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its end customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated based on an analysis of actual claims at the distributor level over a period of time considered adequate to account for current pricing and business trends.

The principal consideration for our determination that rebate adjustments determined to be variable consideration is a critical audit matter is that the estimates made in determining the rebate adjustments involve significant judgments.  Evaluating the appropriateness of these estimates requires a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the rebate adjustments determined to be variable consideration included the following, among others:

•

Obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the estimation of variable consideration for stocking distributor rebates, including:

o	Historical actual rebate claims
o	Estimates of future rebate claims
o	End customer pricing
o	Channel inventory
•	Identified the sources of data and factors that management used in forming the assumptions, and considered whether such data and factors are relevant, reliable, and sufficient.
•	Evaluated potential contrary evidence, including the historical accuracy of management’s estimates by comparing the estimated reserve rate to the actual reserve rate in subsequent periods.
•	Assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

August 26, 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2022, and our report dated August 26, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

San Francisco, California

August 26, 2022

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2020 to 2021.

San Jose, California

August 27, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Extreme Networks, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Extreme Networks, Inc. and subsidiaries (the Company) for the year ended June 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases, and several related amendments, as issued by the Financial Accounting Standards Board.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Raleigh, North Carolina

August 31, 2020

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash	$194,522	$246,894
Accounts receivable, net	184,097	156,476
Inventories	49,231	32,885
Prepaid expenses and other current assets	61,239	51,340
Total current assets	489,089	487,595
Property and equipment, net	49,578	55,004
Operating lease right-of-use assets, net	36,454	36,927
Intangible assets, net	32,515	36,038
Goodwill	400,144	331,159
Other assets	60,730	63,370
Total assets	$1,068,510	$1,010,093
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,276 and $2,404, respectively	$33,349	$23,721
Accounts payable	84,338	60,142
Accrued compensation and benefits	53,710	71,610
Accrued warranty	10,852	11,623
Current portion of operating lease liabilities	13,956	18,743
Current portion of deferred revenue	238,262	212,412
Other accrued liabilities	65,714	57,449
Total current liabilities	500,181	455,700
Deferred revenue, less current portion	163,357	133,172
Long-term debt, less current portion, net of unamortized debt issuance costs of $2,430 and $4,760, respectively	270,570	315,865
Operating lease liabilities, less current portion	33,256	32,515
Deferred income taxes	7,717	3,828
Other long-term liabilities	3,086	14,545
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 139,742 and 133,279 shares issued, respectively; 129,263 and 126,682 shares outstanding, respectively	140	133
Additional paid-in-capital	1,115,416	1,078,602
Accumulated other comprehensive loss	(3,055)	(2,811)
Accumulated deficit	(934,072)	(978,343)
Treasury stock at cost, 10,479 and 6,597 shares, respectively	(88,086)	(43,113)
Total stockholders’ equity	90,343	54,468
Total liabilities and stockholders’ equity	$1,068,510	$1,010,093

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020

Net revenues:
Product	$761,721	$699,396	$653,651
Service and subscription	350,600	310,022	294,368
Total net revenues	1,112,321	1,009,418	948,019
Cost of revenues:
Product	360,562	309,958	326,333
Service and subscription	121,821	114,337	103,847
Total cost of revenues	482,383	424,295	430,180
Gross profit:
Product	401,159	389,438	327,318
Service and subscription	228,779	195,685	190,521
Total gross profit	629,938	585,123	517,839
Operating expenses:
Research and development	190,591	196,995	209,606
Sales and marketing	294,470	276,841	283,632
General and administrative	68,697	66,201	60,991
Acquisition and integration costs	7,009	1,975	32,073
Restructuring and related charges	1,748	2,625	22,011
Amortization of intangibles	3,235	6,110	8,425
Total operating expenses	565,750	550,747	616,738
Operating income (loss)	64,188	34,376	(98,899)
Interest income	412	352	1,420
Interest expense	(12,789)	(22,856)	(23,750)
Other income (expense), net	383	(1,687)	737
Income (loss) before income taxes	52,194	10,185	(120,492)
Provision for income taxes	7,923	8,249	6,353
Net income (loss)	$44,271	$1,936	$(126,845)

Basic and diluted income (loss) per share:
Net income (loss) per share - basic	$0.34	$0.02	$(1.06)
Net income (loss) per share - diluted	$0.33	$0.02	$(1.06)

Shares used in per share calculation - basic	129,437	124,019	119,814
Shares used in per share calculation - diluted	133,494	127,669	119,814

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended		Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Net income (loss)	$44,271	$1,936	$(126,845)
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	1,652	(222)	(1,769)
Reclassification adjustment related to interest rate swaps	796	858	-
Change in unrealized gains and losses on foreign currency forward contracts	205	(205)	-
Net change from derivatives designated as hedging instruments	2,653	431	(1,769)
Net change in foreign currency translation adjustments	(2,897)	3,136	(2,136)
Other comprehensive income (loss)	(244)	3,567	(3,905)
Total comprehensive income (loss)	$44,027	$5,503	$(130,750)

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2019	121,538	$122	$986,772	$(2,473)	(2,366)	$(15,000)	$(853,434)	$115,987
Net loss	—	—	—	—	—	—	(126,845)	(126,845)
Other comprehensive loss	—	—	—	(3,905)	—	—	—	(3,905)
Issuance of common stock from equity incentive plans, net of tax withholding	5,576	5	8,784	—	—	—	—	8,789
Stock awards granted in connection with acquisition	—	—	3,530	—	—	—	—	3,530
Stock-based compensation	—	—	37,842	—	—	—	—	37,842
Repurchase of stock	—	—	(1,887)	—	(4,231)	(28,113)	—	(30,000)
Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398
Net income	—	—	—	—	—	—	1,936	1,936
Other comprehensive income	—	—	—	3,567	—	—	—	3,567
Issuance of common stock from equity incentive plans, net of tax withholding	6,165	6	4,510	—	—	—	—	4,516
Stock-based compensation	—	—	39,051	—	—	—	—	39,051
Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	44,271	44,271
Other comprehensive loss	—	—	—	(244)	—	—	—	(244)
Issuance of common stock from equity incentive plans, net of tax withholding	6,463	7	(6,548)	—	—	—	—	(6,541)
Stock-based compensation	—	—	43,362	—	—	—	—	43,362
Repurchase of stock	—	—	—	—	(3,882)	(44,973)	—	(44,973)
Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$44,271	$1,936	$(126,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,215	22,961	28,603
Amortization of intangible assets	19,946	32,356	35,218
Reduction in carrying amount of right-of-use asset	14,929	16,134	16,420
Provision for doubtful accounts	29	409	1,289
Share-based compensation	43,362	39,051	37,842
Deferred income taxes	682	1,785	1,760
Non-cash restructuring and impairment charges	—	—	7,622
Non-cash interest expense	4,443	5,055	4,196
Other	423	3,989	(349)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(26,231)	(34,158)	62,151
Inventories	(16,722)	22,729	19,951
Prepaid expenses and other assets	(4,469)	(18,979)	781
Accounts payable	23,810	10,810	(26,080)
Accrued compensation and benefits	(20,709)	20,088	(8,080)
Operating lease liabilities	(18,949)	(19,986)	(17,345)
Deferred revenue	44,635	54,398	19,530
Other current and long-term liabilities	(1,488)	(14,043)	(20,780)
Net cash provided by operating activities	128,177	144,535	35,884
Cash flows from investing activities:
Capital expenditures	(15,433)	(17,176)	(15,268)
Business acquisition, net of cash acquired	(69,517)	—	(219,458)
Maturities and sales of investments	—	—	45,249
Net cash used in investing activities	(84,950)	(17,176)	(189,477)
Cash flows from financing activities:
Borrowings under Revolving Facility	—	—	55,000
Borrowings under Term Loan	—	—	199,500
Payments on debt obligations	(38,125)	(74,000)	(34,517)
Loan fees on borrowings	—	—	(12,029)
Repurchase of common stock	(44,973)	—	(30,000)
Payments for tax withholdings, net of proceeds from issuance of common stock	(6,541)	4,516	8,789
Payment of contingent consideration obligations	(1,024)	(1,298)	(4,251)
Deferred payments on an acquisition	(4,000)	(4,000)	(4,000)
Net cash (used in) provided by financing activities	(94,663)	(74,782)	178,492
Foreign currency effect on cash	(936)	445	(634)
Net (decrease) increase in cash	(52,372)	53,022	24,265

Cash at beginning of period	246,894	193,872	169,607
Cash at end of period	$194,522	$246,894	$193,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,272	$18,741	$20,411
Cash paid for taxes, net	$7,776	$4,488	$5,309
Non-cash investing activities:
Unpaid capital expenditures	$1,756	$3,004	$1,860

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to fiscal year ended “fiscal year ended 2022” or “2022”; “fiscal 2021” or “2021”; “fiscal 2020” or “2020” represent the fiscal years ending, respectively.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company derives revenues primarily from sales of its networking equipment, with the remaining revenues generated from software delivered as a service (“SaaS”) and service fees relating to maintenance contracts, professional services, and training for the products. The Company recognizes revenues when control of promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

See Note 3, Revenues, for further discussion.

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

(b) Leases

The Company leases facilities, equipment and vehicles under operating leases that expire on various dates through fiscal 2028. The Company determines if an arrangement is a lease at inception. We evaluate the classification of leases at commencement date and as necessary, at modification. In general, for lease arrangements exceeding a twelve-month term, these arrangements are recognized as ROU assets with associated operating lease liabilities on the consolidated balance sheets.

ROU assets under the Company’s operating leases represent the Company’s right to use an underlying asset over the lease term. Operating lease liabilities represent the Company’s obligation to make payments arising from the lease. The ROU asset is reduced over a straight-line or other systematic basis representative of the pattern in which the Company expects to consume the ROU assets’ future economic benefits. The ROU asset is also adjusted for leasehold improvements paid by the lessor, lease incentives, and asset impairments, among other things.

See Note 9, Leases, for further discussion.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company has one reporting unit and performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year. In assessing impairment on goodwill, the Company bypasses the qualitative assessment and proceed directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Based on the results of the goodwill impairment analysis, the Company determined that no impairment charge needed to be recorded for any periods presented.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were immaterial in fiscal years 2022, 2021 and 2020.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment for product sales. Revenues from maintenance contracts and SaaS are recognized over time as the Company’s performance obligations are satisfied. This is typically the contractual service period, which generally ranges from one to five years. For product sales to value-added resellers of the Company, non-stocking distributors and end-user customers, the Company generally does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Sales taxes collected from customers are excluded from revenues. Shipping costs are included in cost of product revenues. Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration and the Company maintains estimated accruals and allowances using the historical actuals. There were no material changes in the current period to the estimated transaction price for performance obligations which were satisfied or partially satisfied during previous periods.

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its end customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these rebate adjustments to be variable consideration. Such price adjustments are estimated based on an analysis of actual claims, at the distributor level over a period of time considered adequate to account for current pricing and business trends. Stock rotation adjustments are an additional form of variable consideration and are estimated based on historical return rates and estimates provided by the distributors. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

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

At June 30, 2022, the Company had $401.6 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues. The Company expects to recognize approximately 59% of this amount in fiscal 2023, an additional 21% percent in fiscal 2024 and 20% of the balance thereafter.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognized for the years ended June 30, 2022 and 2021, that was included in the deferred revenue balance at the beginning of each period was $208.4 million and $188.4 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $16.3 million and $13.1 million at June 30, 2022 and 2021, respectively. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations. Amortization recognized during the years ended June 30, 2022, 2021 and 2020 was $7.5 million, $5.6 million and $5.2 million, respectively.

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

	Year Ended June 30, 2022
Net Revenues	Distributor	Direct	Total
Americas:
United States	$237,163	$266,472	$503,635
Other	27,018	17,590	44,608
Total Americas	264,181	284,062	548,243
EMEA	325,290	151,791	477,081
APAC	17,517	69,480	86,997
Total net revenues	$606,988	$505,333	$1,112,321

	Year Ended June 30, 2021
Net Revenues	Distributor	Direct	Total
Americas:
United States	$244,851	$240,620	$485,471
Other	31,583	16,466	48,049
Total Americas	276,434	257,086	533,520
EMEA	250,897	136,648	387,545
APAC	14,280	74,073	88,353
Total net revenues	$541,611	$467,807	$1,009,418

	Year Ended June 30, 2020
Net Revenues	Distributor	Direct	Total
Americas:
United States	$218,276	$241,493	$459,769
Other	19,530	20,103	39,633
Total Americas	237,806	261,596	499,402
EMEA	218,947	138,254	357,201
APAC	21,554	69,862	91,416
Total net revenues	$478,307	$469,712	$948,019

For the year ended June 30, 2022 and 2021, the Company generated 12% and 11%, respectively, of its revenue from the Netherlands. No other foreign country accounted for 10% or more of the Company’s net revenue for the years ended June 30, 2022, 2021 and 2020.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth major customers accounting for 10% or more of the Company’s net revenues:

		Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
TD Synnex Corporation	20%	19%	18%
Westcon Group Inc.	18%	16%	13%
Jenne Inc.	16%	18%	15%

The following table sets forth major customers accounting for 10% or more of the Company’s accounts receivable, net as of June 30, 2022 and June 30, 2021:

	June 30, 2022	June 30, 2021
Jenne Inc.	28%	24%
TD Synnex Corporation	11%	19%

4. Business Combinations

The Company completed one acquisition during the fiscal year ended June 30, 2022 and one acquisition during the fiscal year ended June 30, 2020. The acquisitions were accounted for using the acquisition method of accounting. The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The purchase price of each acquisition has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition. Inventories were valued at fair value using the net realizable value approach. The fair value of property and equipment was determined using a cost approach. The fair value of the acquired deferred revenue was estimated using the cost build-up approach. The cost build-up approach determines fair value using estimates of the costs required to provide the contracted deliverables plus an assumed profit. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount the Company would be required to pay to a third party to assume the obligation. Intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. Results of operations of the acquired entity is included in the Company’s operations beginning with the closing date of each acquisition.

Fiscal 2022 Acquisition

Ipanema Acquisition

On September 14, 2021 (the “Acquisition Date”), the Company completed its acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of InfoVista pursuant to a Sale and Purchase Agreement. Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million, which was funded from existing cash on hand. The primary reason for the acquisition was to acquire the talent and the technology to allow the Company to expand its portfolio with new cloud-managed SD-WAN and security offerings to support its enterprise customers.

The acquired assets and liabilities of Ipanema have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The fair value of the acquired deferred revenue was estimated using the cost build-up approach which was subsequently remeasured in accordance with ASC Topic 606 based on the recently issued and adopted guidance ASU 2021-08. The Company has completed its analysis of the tax implications of the acquisition of the intangible assets and a deferred tax liability has been established for the non-deductible intangible amortization, increasing the overall level of goodwill associated with the Acquisition. All valuations are finalized as of June 30, 2022. Results of operations of Ipanema have been included in the operations of the Company beginning with the Acquisition Date.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price allocation is set forth in the table below and reflects estimated fair values (in thousands):

	Preliminary Allocation as of September 14, 2021	Adjustments		Final Allocation as of June 30, 2022
Cash and cash equivalents	$1,364	$—		$1,364
Accounts receivable, net	1,440	(6)	a	1,434
Inventories	337	(63)	a	274
Prepaid expenses and other current assets	1,841	(1,231)	a	610
Property and equipment	46	—		46
Other assets	21	—		21
Accounts payable	(1,220)	244	a	(976)
Accrued compensation and benefits	(2,304)	467	a	(1,837)
Accrued warranty	(41)	—		(41)
Other accrued liabilities	(71)	(51)	a	(122)
Deferred revenue	(2,758)	(7,376)	a,b	(10,134)
Deferred taxes	-	(4,320)	c	(4,320)
Other liabilities	(723)	—		(723)
Net tangible liabilities	(2,068)	(12,336)		(14,404)

Identifiable intangible assets	16,300	—		16,300
Goodwill	56,649	12,336	a,b,c	68,985
Total intangible assets acquired	72,949	12,336		85,285

Total net assets acquired	$70,881	$—		$70,881

The changes made during the period in the table above include: (a) measurement period adjustments attributable to the Company’s review of the additional information being obtained on preacquisition assets and liabilities, (b) the increase in deferred revenue (and the corresponding increase to Goodwill by the same amount) is the result of the adoption of ASU 2021-08 in the period ended December 31, 2021, and (c) establishment of deferred tax liability.

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

The results of operations of Ipanema are included in the accompanying consolidated results of operations beginning September 15, 2021. The overall results of Operations of Ipanema were not material to the consolidated financial statements of Extreme.

For the period ended June 30, 2022, the Company incurred acquisition and integration related expenses of $7.0 million associated with the acquisition of Ipanema. Acquisition and integration costs consisted primarily of professional fees for financial and legal advisory services. Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

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

The unaudited pro forma financial information for the year ended June 30, 2022 combines the results for Extreme for such periods assuming the transaction closed on July 1, 2020, which include the results of Ipanema subsequent to the Acquisition Date, and Ipanema’s historical results up to the Acquisition Date. The unaudited pro forma financial information for the year ended June 30, 2021 combines the historical results of operations for Extreme assuming the transaction closed on July 1, 2020 and historical results for Ipanema.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Year Ended
	June 30, 2022	June 30, 2021
Net revenues	$1,115,942	$1,031,825
Net income (loss)	$53,659	$(6,755)
Net income (loss) per share - basic	$0.41	$(0.05)
Net income (loss) per share - diluted	$0.40	$(0.05)
Shares used in per share calculation - basic	129,437	124,019
Shares used in per share calculation - diluted	133,494	124,019

Fiscal 2020 Acquisition

Aerohive Acquisition

On August 9, 2019, the Company consummated its acquisition of all of the outstanding common stock of Aerohive Networks, Inc. (“Aerohive”) pursuant to that certain Agreement and Plan of Merger entered into as of June 26, 2019. Under the terms of the Aerohive acquisition, the net consideration paid by Extreme to Aerohive stockholders was $267.1 million. The acquired assets and liabilities of Aerohive were recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets.

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

The following table presents details of the identifiable intangible assets acquired as part of the Aerohive acquisition (dollars in thousands):

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

In the year ended June 30, 2020, the Company incurred acquisition and integration related expenses of $32.1 million associated with the Aerohive acquisition, including a $6.8 million compensation charge for certain Aerohive Executive stock awards which were accelerated due to change-in-control and termination provisions included in the Executives’ employment contracts. Other acquisition and integration costs consist primarily of professional fees for financial and legal advisory services and severance charges for terminated Aerohive employees. Such acquisition-related costs were expensed as incurred and are included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Balance Sheet Components

Accounts Receivable

The following is a summary of accounts receivable (in thousands):

	June 30, 2022	June 30, 2021
Accounts receivable	$368,778	$324,343
Customer rebates	(163,953)	(149,510)
Allowance for credit losses	(695)	(986)
Allowance for product returns	(20,033)	(17,371)
Accounts receivable, net	$184,097	$156,476

The following table is a summary of the allowance for credit losses (in thousands):

Description	Balance at beginning of period	Provision for expected credit losses	Deductions (1)	Balance at end of period
Year Ended June 30, 2022:
Allowance for credit losses	$986	$39	$(330)	$695
Year Ended June 30, 2021:
Allowance for credit losses	$1,212	$409	$(635)	$986
Year Ended June 30, 2020:
Allowance for credit losses	$1,054	$1,289	$(1,131)	$1,212
(1)	Uncollectible accounts written off, net of recoveries

The following table is a summary of the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2022:
Allowance for product returns	$17,371	$67,407	$(64,745)	$20,033
Year Ended June 30, 2021:
Allowance for product returns	$27,963	$67,113	$(77,705)	$17,371
Year Ended June 30, 2020:
Allowance for product returns	$25,897	$76,802	$(74,736)	$27,963

Inventories

The following is a summary of the Company’s inventory by category (in thousands):

	June 30, 2022	June 30, 2021
Finished goods	$40,733	$27,901
Raw materials	8,498	4,984
Total inventories	$49,231	$32,885

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

The following is a summary of the Company’s property and equipment by category (in thousands):

	June 30, 2022	June 30, 2021
Computers and equipment	$75,387	$75,866
Purchased software	47,161	40,037
Office equipment, furniture and fixtures	9,463	10,201
Leasehold improvements	52,564	53,329
Total property and equipment	184,575	179,433
Less: accumulated depreciation and amortization	(134,997)	(124,429)
Property and equipment, net	$49,578	$55,004

The Company recognized depreciation expense of $19.8 million, $23.0 million, and $28.6 million related to property and equipment during the years ended June 30, 2022, 2021 and 2020, respectively.

Deferred Revenue

The following table summarizes contract liabilities which are shown as deferred revenue (in thousands):

	June 30, 2022	June 30, 2021
Deferred maintenance, support, and SaaS	$393,289	$328,797
Other deferred revenue	8,330	16,787
Total deferred revenue	401,619	345,584
Less: current portion	238,262	212,412
Non-current deferred revenue	$163,357	$133,172

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Balance beginning of period	$11,623	$14,035	$14,779
Warranties assumed due to acquisition	41	—	570
New warranties issued	13,314	11,760	19,686
Warranty expenditures	(14,126)	(14,172)	(21,000)
Balance end of period	$10,852	$11,623	$14,035

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,314	$—	$1,314
Total assets measured at fair value	$—	$1,314	$—	$1,314
Liabilities
Foreign currency derivatives	$—	$31	$—	$31
Total liabilities measured at fair value	$—	$31	$—	$31

June 30, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Foreign currency derivatives	$—	$560	$—	$560
Interest rate swaps	—	1,133	—	1,133
Acquisition-related contingent consideration obligations	—	—	913	913
Total liabilities measured at fair value	$—	$1,693	$913	$2,606

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

As of June 30, 2022 and 2021, foreign exchange forward currency contracts not designated as hedging instruments had a notional amount of $9.6 million and $23.0 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income or expense. For the year ended June 30, 2022, the net loss recorded in the consolidated statement of operations from these contracts was $1.4 million. For the years ended June 30, 2021 and 2020, the net gains recorded in the consolidated statements of operations related to these contracts were $0.5 million and $0.1 million, respectively. As of June 30, 2021, foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $21.8 million. These contracts have maturities of less than twelve months. Gains and losses arising from contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of June 30, 2021 these contracts had unrealized loss of $0.2 million. There were no outstanding foreign exchange forward contracts that were designated as hedging instruments at June 30, 2022 and at June 30, 2020. See Note 14, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of June 30, 2022 and 2021, the Company had interest rate swap contracts, designated as cash flow hedges, with the total notional amount of $75.0 million and $200.0 million, respectively. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive income (loss). As of June 30, 2022 and 2021, these contracts had unrealized gain of $1.3 million and unrealized loss of $1.1 million, respectively. See Note 14, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $308.6 million and $346.7 million as of June 30, 2022 and 2021, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

At June 30, 2021, the Company reflected one liability measured at fair value of $0.9 million for contingent consideration related to a certain acquisition completed in fiscal 2018. There was no outstanding liability at June 30, 2022. The fair value measurement of the contingent consideration obligation is determined using Level 3 inputs. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. Changes in the value of the contingent

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration obligations is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

The change in the acquisition-related contingent consideration obligations is as follows (in thousands):

		Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Beginning balance	$913	$2,167	$6,298
Payments	(1,024)	(1,298)	(4,251)
Accretion on discount	111	44	120
Ending balance	$—	$913	$2,167

There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended June 30, 2022 and 2021. There were no impairments recorded during the years ended June 30, 2022 and 2021.

7. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2022	June 30, 2021
Balance at beginning of period	331,159	$331,159
Additions due to acquisitions (see Note 4)	68,985	—
Balance at end of period	$400,144	$331,159

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2022
Developed technology	3.3 years	$170,600	$146,560	$24,040
Customer relationships	3.9 years	64,839	56,704	8,135
Trade names	0.1 years	10,700	10,680	20
License agreements	4.4 years	2,445	2,125	320
Total intangibles, net		$248,584	$216,069	$32,515

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2021
Developed technology	1.8 years	$156,100	$129,861	$26,239
Customer relationships	4.8 years	63,039	54,204	8,835
Backlog	— years	400	400	—
Trade names	0.7 years	10,700	10,128	572
License agreements	5.4 years	2,445	2,053	392
Total intangibles, net		$232,684	$196,646	$36,038

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amortization expense of intangibles for the periods presented (in thousands):

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Amortization of intangibles in “Total cost of revenues”	$16,711	$26,246	$26,793
Amortization of intangibles in "Operations"	3,235	6,110	8,425
Total amortization expense	$19,946	$32,356	$35,218

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2023	$15,513
2024	5,571
2025	4,757
2026	3,411
2027	1,528
Thereafter	1,735
Total	$32,515

8. Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2022	June 30, 2021
Current portion of long-term debt:
Term Loan	$35,625	$26,125
Less: unamortized debt issuance costs	(2,276)	(2,404)
Current portion of long-term debt	$33,349	$23,721

Long-term debt, less current portion:
Term Loan	$273,000	$320,625
Less: unamortized debt issuance costs	(2,430)	(4,760)
Total long-term debt, less current portion	270,570	315,865
Total debt	$303,919	$339,586

On May 1, 2018, the Company entered into a Credit Agreement (the “2018 Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank N.A., as an issuing lender and swingline lender, Bank of Montreal, as an administrative and collateral agent, and the financial institutions or entities that are a party thereto as lenders. The 2018 Credit Agreement provided for (i) a $40 million five-year revolving credit facility (the “2018 Revolving Facility”), (ii) a $190 million five-year term loan (the “2018 Term Loan”) and, (iii) an uncommitted additional incremental loan facility in the principal amount of up to $100 million (“2018 Incremental Facility”).

In connection with the Aerohive Acquisition as discussed in Note 4, on August 9, 2019, the Company entered into the 2019 Credit Agreement.

The 2019 Credit Agreement, which replaced the 2018 Credit Agreement, provides for a 5-year first lien term loan facility in an aggregate principal amount of $380 million and a 5-year revolving loan facility in an aggregate principal amount of $75 million (the “2019 Revolving Facility”). In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the additional proceeds from the term loan to partially fund the Aerohive Acquisition and for working capital and general corporate purposes.

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

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2020, the Company incurred $10.5 million of deferred financing costs in conjunction with 2019 Credit Agreement and $1.5 million of deferred financing costs from the amendments and continues to amortize $1.6 million of debt issuance costs as of August 9, 2019 that were associated with the previous facility. The interest rate as of June 30, 2022 was 2.9% and as of June 30, 2021 was 2.8%.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of deferred financing costs is included in “Interest expense” in the accompanying consolidated statements of operations, totaled $3.0 million, $3.0 million and $2.5 million in fiscal years ended 2022, 2021 and 2020, respectively.

During the fiscal year ended June 30, 2021, the Company repaid $55.0 million against its 2019 Revolving Facility that was outstanding as of June 30, 2020 and had no outstanding balance as of June 30, 2022 and 2021. The Company has $60.2 million availability under the 2019 Revolving Facility as of June 30, 2022. During the fiscal year ended June 30, 2022, the Company made an additional payment of $12.0 million against its term loan facility.

The Company had $14.8 million of outstanding letters of credit as of June 30, 2022.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

For the fiscal year ending:
2023	$35,625
2024	38,000
2025	235,000
Total	$308,625

9. Leases

Lessee Considerations

The Company leases certain facilities, equipment, and vehicles under operating leases that expire on various dates through fiscal 2032. Its leases generally have terms that range from one year to ten years for its facilities, one year to five years for equipment, and one year to five years for vehicles. Some of its leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or right-of-use (“ROU”) asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate at the commencement date because the rate implicit in the leases are not readily determinable. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. The biggest drivers having the greatest effect determining the incremental borrowing rate for each one of the Company’s leases are term of the lease and the currency in which the lease obligation is satisfied. Operating lease assets also included a reclassification for previous asset impairments and associated restructuring liabilities, deferred rent, lease incentives and initial direct costs which reduced the operating lease ROU assets as of July 1, 2019.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity and other information relating to operating leases is as follows (in thousands, except for lease term and discount rate):

	Year Ended
	June 30, 2022	June 30, 2021
Operating lease costs	$16,852	$18,840
Variable lease costs	6,921	6,487
Cash paid for amounts included in the measurement of operating liabilities	20,890	22,676
ROU assets obtained for new lease obligations	18,641	2,162

	June 30, 2022	June 30, 2021
Weighted average remaining lease term (in years)	4.8	3.7
Weighted Average Discount Rate	4.7%	4.5%

Short-term lease expense, which represents expense for leases with terms of one year or less, was not material for the years ended June 30, 2022 and 2021.

The maturities of the Company’s operating lease liabilities as of June 30, 2022 by fiscal year are as follows:

Operating Leases (in thousands)
2023	$14,460
2024	10,430
2025	7,769
2026	7,521
2027	6,673
Thereafter	6,404
Total future minimum lease payments	53,257
Less amount representing interest	(6,045)
Total operating lease liabilities	$47,212
Operating lease liabilities, current	$13,956
Operating lease liabilities, non-current	$33,256

Sublease Considerations

The Company currently is a sublessor on several operating facility subleases that expire on various dates through fiscal 2023. The subleases have original terms ranging from two to six years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. These operating subleases include only lease components. The Company included $2.7 million and $2.9 million of sublease income in lease expense for the years ended June 30, 2022 and 2021, respectively.

10. Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufactures to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2022, the Company had non-cancelable commitments to purchase $60.3 million of inventory and other services, which will be received and consumed during fiscal 2023. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

All currency conversions in this Legal Proceedings section are as of June 30, 2022.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of certain U.S. patents based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The Court dismissed the case without prejudice on January 4, 2022 and on April 18, 2022, entered final judgment in favor of the Company. XR has appealed.

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

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of a second patent (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, the Court issued an infringement decision against the Company and granted to Orckit the right to enforce the judgment against the Company. Orckit has provided notification to the Company that it will enforce the judgment. In the rendering of account, Orckit was informed that the products at issue were in end of sale status prior to the filing of the EP‘077 complaint. The Company has appealed the infringement decision, and the matter is proceeding through the appellate process.

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019. Both cases were filed in the Federal Patent Court in Munich. The court found the EP ‘364 patent to be valid and the Company has filed an appeal. The case filed to seek to invalidate the EP ‘077 patent is proceeding, with a preliminary opinion that the EP ‘077 patent is likely invalid and a final decision from expected later this year.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensed to use their software. SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company has filed a motion to dismiss and a motion to transfer the case to the Northern District of California. Both motions are pending. The trial date set for February 2023 has been rescheduled to January 2024.

Mala Technologies Ltd. v. Extreme Networks GmbH, Extreme Networks Ireland Ops Ltd., and Extreme Networks, Inc.

On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges indirect infringement of the German portion of a patent (“EP ‘498”) based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system. Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. The hearing date set for July 14, 2022 has been postponed until November 22, 2022. The Company filed a nullity action related to the EP’498 patent on September 24, 2021 in the German Federal Patent Court.

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

11. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with entering into the Company’s Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors (the “Board”) is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2022, no shares of preferred stock were outstanding.

Stockholders’ Rights Agreement

On April 26, 2012, the Company entered into the “Restated Rights Plan,” which governed the terms of each right (“Right”) that had been issued with respect to each share of common stock of Extreme Networks. Each Right initially represented the right to purchase one one-thousandth of a share of the Company’s Preferred Stock. From 2013 through 2020, the Board and stockholders approved amendments providing for one-year extensions of the term of the Restated Rights Plan.

On May 17, 2021, the Company entered into the Amended and Restated Tax Benefit Preservation Plan (the “2021 Tax Benefit Preservation Plan”), which amended and restated the Restated Rights Agreement between the Company and Computershare Shareholder Services LLC, as the rights agent. The 2021 Tax Benefit Preservation Plan governs the terms of each right (“Right”) that has been issued with respect to each share of common stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of the Company’s Preferred Stock. The Company’s Board of Directors adopted the 2021 Tax Benefit Preservation Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of shares of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the 2021 Tax Benefit Preservation Plan. The 2021 Tax Benefit Preservation Plan was approved for a period of three years by stockholders of the Company at the annual meeting of stockholders on November 4, 2021.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on August 11, 2021 to update tax withholding obligations. The Compensation Committee of the Board unanimously approved an amendment to the 2013 Plan on September 10, 2021 to increase the maximum number of available shares by 7.9 million shares, which amendment was approved by the stockholders at the Company’s annual meeting of the stockholders held on November 4, 2021.

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

Common Stock Repurchases

On November 2, 2018, the Company announced that the Board had authorized management to repurchase up to $60.0 million of the Company’s common stock over a two-year period from the date of authorization. Purchases may be made from time to time through any means including, but not limited to, open market purchases and privately negotiated transactions. In February 2020, the Board increased the authorization to repurchase by $40.0 million to $100.0 million and extended the period for repurchase for three years from February 5, 2020. A maximum of $30.0 million may be repurchased in any calendar year. In May 2022, the Board authorized an increase to the share repurchase authorization to $200.0 million over a three-year period commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. This authorization replaces the previous authorization effective July 1, 2022.

In fiscal year 2022, the Company repurchased a total of 3.9 million shares of its common stock on the open market at a total cost of $45.0 million with an average price of $11.59 per share. There were no shares repurchased during the year ended June 30, 2021.

12. Employee Benefit Plans

As of June 30, 2022, the Company has the following share-based compensation plans:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, up to 12.7 million shares subject to stock options and awards available for issuance under the 2005 Plan may be transferred to the 2013 Stock Plan and would be added to the number of shares available for future grant under the 2013 Plan. The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting. During the year ended June 30, 2022 an additional 7.9 million shares were authorized and made available for grant under the 2013 Plan. As of June 30, 2022, total options and awards to acquire 7.6 million shares were outstanding under the 2013 Plan and 11.4 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the “Aerohive Plan”). Stock awards outstanding under the Aerohive Plan were converted into awards for Extreme shares as of the Acquisition Date at a predetermined rate pursuant to the Merger Agreement. As of June 30, 2022, total awards to acquire 2,578 shares of Extreme common stock were outstanding under the Aerohive Plan. If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares Reserved for Issuance

The following are shares reserved for issuance (in thousands):

	June 30, 2022	June 30, 2021
2013 Equity Incentive Plan shares available for grant	11,430	6,753
Employee stock options and awards outstanding	7,616	10,359
2014 Employee Stock Purchase Plan	9,961	4,414
Total shares reserved for issuance	29,007	21,526

Stock Options

The following table summarizes stock option activity under all plans (shares and intrinsic value in thousands):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2021	1,645	$5.44	3.62	$9,404
Granted	—	—
Exercised	(458)	2.54
Cancelled	—	—
Options outstanding at June 30, 2022	1,187	$6.56	3.70	$2,801
Vested and expected to vest at June 30, 2022	1,187	$6.56	3.70	$2,801
Exercisable at June 30, 2022	988	$6.53	3.60	$2,359

The total intrinsic value of options exercised in fiscal years 2022, 2021 and 2020 was $4.9 million, $3.9 million and $0.6 million, respectively.

There were no stock options granted during the fiscal years 2022 and 2021. The weighted average estimated fair value of stock options granted in fiscal year 2020 was $3.52 per share. As of June 30, 2022, there was $0.7 million of total unrecognized compensation cost related to unvested stock options that will be recognized over a weighted-average period of 1.2 years.

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

During the fourth quarter of fiscal 2021, the price hurdle was achieved and 550,300 PSOs remain outstanding as of June 30, 2022 and 2021.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock award activity (shares and market value in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2021	8,714	$5.51
Granted	4,448	11.39
Released	(6,235)	5.38
Cancelled	(498)	7.22
Non-vested stock awards outstanding at June 30, 2022	6,429	$9.57	$57,347
Stock awards expected to vest at June 30, 2022	6,429	$9.57	$57,347

The RSUs granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company.

The aggregate fair value, as of the respective grant dates of awards granted during the fiscal years ended 2022, 2021 and 2020 was $50.7 million, $32.9 million and $45.9 million, respectively.

For fiscal years ended 2022, 2021 and 2020, the Company withheld an aggregate of 2.2 million shares, 1.3 million shares, and 1.3 million shares, respectively, upon the vesting of awards, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years ended 2022, 2021 and 2020, the Company remitted cash of $24.5 million, $9.2 million and $8.0 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2022, there was $42.9 million in unrecognized compensation costs related to non-vested stock awards which includes the performance and market condition awards as discussed below. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards – Officers and Directors

RSUs granted during fiscal 2022 and 2021 to named executive officers and directors totaled 1.0 million awards and 1.6 million awards, respectively which included awards with market conditions as discussed below. RSUs granted during fiscal 2020 included 0.6 million RSUs to named executive officers and directors.

Stock Awards - Performance Awards

During fiscal 2022 and 2021, the Compensation Committee of the Board granted 0.7 million and 0.5 million RSUs, respectively with vesting based on market conditions (“MSUs”) to certain of the Company’s named executive officers. These MSUs will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods from August 15, 2020 through August 15, 2023, subject to the grantees’ continued service through the certification of performance.

Level	Relative TSR	Shares Vested
Below Threshold	TSR is less than the Index by more than 37.5 percentage points	0%
Threshold	TSR is less than the Index by 37.5 percentage points	25%
Target	TSR equals the Index	100%
Maximum	TSR is greater than the Index by 25 percentage points or more	150%

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the MSUs granted during the year ended June 30, 2022 was $12.69 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 66%, risk-free rate of 0.44%, no expected dividend yield, expected term of 3 years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The weighted-average grant-date fair value of the MSUs granted during the year ended June 30, 2021 was $5.32 per share. The assumptions used in the Monte-Carlo simulation included the expected volatility of 69%, risk-free rate of 0.18%, no expected dividend yield, expected term of 3 years and possible future stock prices over the performance period based on the historical stock and market prices.

Stock Awards - Performance Awards Activity

The following table summarizes stock awards with market or performance-based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal year 2022	Fiscal year 2021	Fiscal year 2020
Performance awards granted	727	475	—
Performance awards earned	158	—	56

2014 Employee Stock Purchase Plan

On August 27, 2014, the Board of Directors approved the adoption of Extreme Network’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On November 12, 2014, the stockholders approved the 2014 ESPP with the maximum number of shares of common stock that may be issued under the plan of 12.0 million shares. During the fiscal year ended June 30, 2022, the Board of Directors unanimously approved an amendment to the 2014 ESPP to increase the maximum number of shares that will be available for sale by 7.5 million shares, which was ratified by the stockholders of the Company at the annual meeting of stockholders held on November 4, 2021. The 2014 ESPP replaced the 1999 Employee Stock Purchase Plan. The 2014 ESPP allows eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation, subject to the terms of the specific offering periods outstanding. Each purchase period has a maximum duration of six months and the maximum shares issuable for each purchase period is 1.5 million shares. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period.

During the fiscal years ended June 30, 2022 and 2021, there were 2.0 million and 2.9 million shares issued under the 2014 ESPP. As of June 30, 2022, there have been an aggregate 17.0 million shares issued under the 2014 ESPP.

Share-Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line item caption is as follows (in thousands):

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Cost of product revenues	$1,186	$1,209	$1,240
Cost of service and subscription revenues	1,421	1,662	1,620
Research and development	9,995	9,969	10,324
Sales and marketing	15,000	12,505	11,914
General and administrative	15,760	13,706	12,265
Total share-based compensation expense	$43,362	$39,051	$37,842

The Company uses the straight-line method for expense attribution, other than for the PSUs and MSUs, which may use the accelerated attribution method. The Company does not estimate forfeitures, but rather recognizes expense for those shares expected to vest and recognizes forfeitures when they occur.

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

The weighted-average estimated per share fair value of shares under the 2014 ESPP in fiscal years 2022, 2021 and 2020, was $3.32, $2.47 and $1.90, respectively.

	Employee Stock Purchase Plan
	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Expected life	0.5 years	0.5 years	0.5 years
Risk-free interest rate	0.33%	0.09%	1.71%
Volatility	49%	95%	43%
Dividend yield	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $20,500 for calendar year 2022. Employees aged 50 or over may elect to contribute an additional $6,500. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. The program effective during fiscal 2022 was established to match $0.50 for every Dollar contributed by the employee up to the first 6.0% of pay with annual cap of $4,000. The Company’s matching contributions to the Plan totaled $4.6 million, $4.2 million and $3.2 million, for fiscal years ended 2022, 2021 and 2020, respectively. No discretionary contributions were made in fiscal years ended 2022, 2021 and 2020.

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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customers’ billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	June 30, 2022	June 30, 2021
Americas	$130,715	$151,839
EMEA	36,792	25,940
APAC	11,770	13,560
Total long-lived assets	$179,277	$191,339

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended June 30, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of June 30, 2022 and June 30, 2021, the total notional amount of these interest rate swaps were $75.0 million and $200.0 million, respectively, and had maturity dates through April 2023. As of June 30, 2022 and June 30, 2021, these contracts had unrealized gain of $1.3 million and unrealized loss of $1.1 million, respectively, which are recorded in “Accumulated other comprehensive income (loss)” with the associated asset in “Prepaid expenses and other current assets” and with the associated liability in “Other accrued liabilities”, respectively in the consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the consolidated statements of cash flows. Realized gains and losses are recognized as incurred into interest expense. Amounts reported in accumulated other comprehensive income related to these cash flow hedges will be reclassified to interest income (expense) over the life of the swap contracts. The Company estimates that $1.3 million will be reclassified to interest income over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations. As of June 30, 2022 and 2021 foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $9.6 million and, $23.0 million, respectively. These contracts had maturities of less than 40 days. For the years ended June 30, 2022 the net loss recorded in the consolidated statement of operations from these contracts was $1.4 million. For the years ended June 30, 2021 and 2020 the net gains recorded in the consolidated statement of operations from these contracts were $0.5 million and $0.1 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For foreign exchange forward contracts designated as hedging instruments, gains and losses arising from these contracts are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. The hedging gains and losses in accumulated other comprehensive income are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of June 30, 2021, foreign exchange forward contracts designated as hedging instruments had the notional amount of $21.8 million. These contracts have maturities of less than twelve months. As of June 30, 2021 these contracts had unrealized losses of $0.2 million, which are recorded in accumulated other comprehensive income (loss) with the associated liability in other accrued liabilities in the accompanying consolidated balance sheets. There were no outstanding foreign exchange forward contracts that were designated as hedging instruments at June 30, 2022 and June 30, 2020.

Foreign currency transaction gains and losses from operations had a gain of $1.7 million in fiscal year ended June 30, 2022, a loss of $2.2 million in fiscal year ended June 30, 2021 and a gain of $0.6 million in fiscal year ended June 30, 2020.

15. Restructuring, Impairments, and Related Charges

The Company does not have any restructuring liability as of June 30, 2022. As of June 30, 2021, restructuring liabilities were $0.3 million, which were recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. The restructuring liabilities consist of obligations pertaining to the estimated future obligations for non-cancelable lease payments and severance and benefits obligations through June 30, 2019 and only severance, benefits and other related obligations subsequent to the adoption of ASU 2016-02 Leases (Topic 842) on July 1, 2019.

During fiscal years ended 2022, 2021 and 2020, the Company recorded restructuring, impairments and related charges of $1.7 million, $2.6 million and $22.0 million, respectively. The charges are reflected in “Restructuring and related charges” in the consolidated statements of operations.

2022 Restructuring

During fiscal 2022, the Company recorded $1.7 million of restructuring charges which primarily comprised of facility related charges. The facility restructuring charges included some impairment charges and additional facilities expenses related to previously impaired facilities. In addition, during fiscal 2022, the Company completed the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”). The Company had incurred $9.6 million of charges under the 2020 Plan through June 30, 2022.

2021 Restructuring

During fiscal 2021, the Company continued its cost reduction initiative begun in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of $1.5 million, related to the 2020 Plan. In addition, the Company incurred facility-related charges of $1.1 million, which represented additional expenses related to previously impaired facilities. Severance and benefits charges consisted primarily of additional employee severance and benefit expenses incurred under the 2020 Plan. With the reduction and realignment of the headcount under the 2020 Plan, the Company relocated certain of its lab equipment to third-party consulting companies. The Company had incurred $9.6 million of charges under the 2020 Plan through June 30, 2021.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring liabilities consist of (in thousands):

	Excess Facilities	Severance and Other	Total
Balance as of June 30, 2019	$1,764	$3,559	$5,323
Period charges	—	14,875	14,875
Period reversals	—	(1,369)	(1,369)
Reclassification to reduce operating lease assets	(1,764)	—	(1,764)
Period payments	—	(14,846)	(14,846)
Balance at June 30, 2020	$—	$2,219	$2,219
Period charges	—	1,597	1,597
Period reversals	—	(128)	(128)
Period payments	—	(3,417)	(3,417)
Balance at June 30, 2021	$—	$271	$271
Period charges	—	12	12
Period reversals	—	(41)	(41)
Period payments	—	(242)	(242)
Balance at June 30, 2022	$—	$—	$—

16. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2022	2021	2020
Domestic	$(1,204)	$(4,194)	$(143,651)
Foreign	53,398	14,379	23,159
Income (loss) before income taxes	$52,194	$10,185	$(120,492)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes for the years ended June 30, 2022, 2021 and 2020 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2022	2021	2020
Current:
Federal	$—	$—	$(22)
State	1,069	1,160	256
Foreign	6,460	5,334	4,597
Total current	7,529	6,494	4,831
Deferred:
Federal	396	324	333
State	227	1,169	44
Foreign	(229)	262	1,145
Total deferred	394	1,755	1,522
Provision for income taxes	$7,923	$8,249	$6,353

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (21 percent) to income (loss) before income taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2022	2021	2020
Tax at federal statutory rate	$10,960	$2,139	$(25,303)
State income tax, net of federal benefit	844	917	202
Global Intangible Low-Taxed Income (GILTI)	15,470	—	4,094
US valuation allowance change – deferred tax movement	(13,795)	(9,387)	2,414
Research and development credits	(3,122)	(2,423)	(4,947)
Tax impact of foreign earnings	(3,762)	11,979	2,831
Foreign withholding taxes	1,032	828	762
Stock based compensation	(5,011)	1,162	4,349
Goodwill amortization	525	1,467	331
Nondeductible officer compensation	4,589	1,496	862
Nondeductible meals and entertainment	193	71	364
AMT credit monetization	—	—	(22)
Gain on transfer of intellectual property	—	—	19,819
Other	—	—	597
Provision for income taxes	$7,923	$8,249	$6,353

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2022	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$51,494	$69,126	$74,548
Tax credit carry-forwards	70,683	68,003	67,364
Depreciation	2,093	3,113	2,755
Intangible amortization	29,538	35,340	32,642
Deferred revenue	15,928	11,625	7,610
Inventory write-downs	13,121	14,501	13,014
Other allowances and accruals	26,508	28,899	32,318
Stock based compensation	2,746	2,792	3,169
Deferred intercompany gain	3,693	3,693	3,693
Ireland goodwill amortization	5,583	6,303	7,132
Other	244	1,175	888
Total deferred tax assets	221,631	244,570	245,133
Valuation allowance	(209,727)	(230,588)	(232,862)
Total net deferred tax assets	11,904	13,982	12,271
Deferred tax liabilities:
Goodwill amortization	(10,415)	(8,575)	(6,691)
Prepaid commissions	(3,931)	(3,166)	(1,958)
Deferred tax liability on foreign withholdings	(676)	(578)	(551)
Total deferred tax liabilities	(15,022)	(12,319)	(9,200)
Net deferred tax assets	$(3,118)	$1,663	$3,071
Recorded as:
Net non-current deferred tax assets	4,599	5,491	5,405
Net non-current deferred tax liabilities	(7,717)	(3,828)	(2,334)
Net deferred tax assets	$(3,118)	$1,663	$3,071

The Company’s global valuation allowance decreased by $20.9 million in the fiscal year ended June 30, 2022 and decreased by $2.2 million in the fiscal year ended June 30, 2021. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against certain non-U.S. deferred tax assets in Ireland and Brazil. The valuation allowance is determined by assessing both negative and positive available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including a cumulative loss over the last three years and the cyclical nature of the Company's business provides sufficient negative evidence that require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.

As of June 30, 2022, the Company had net operating loss carry-forwards (“NOLs”) for U.S. federal and state tax purposes of $184.5 million and $162.8 million, respectively. As of June 30, 2022, the Company also had foreign net operating loss carry-forwards in Ireland, Australia and Brazil of $8.9 million, $6.9 million and $15.2 million, respectively. As of June 30, 2022, the Company also had federal and state tax credit carry-forwards of $44.0 million and $33.7 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits. Of the $184.5 million U.S. federal net operating loss carry-forwards, $87.4 million will begin to expire in the fiscal year ending June 30, 2035 and $97.1 million have an indefinite carryforward life. The state net operating losses of $162.8 million will begin to partially expire in the fiscal year ending June 30, 2024. The foreign net operating losses can generally be carried forward indefinitely. Federal research and development tax credits of $35.3 million will expire beginning in fiscal 2023, if not utilized and foreign tax credits of $8.7 million will expire beginning in fiscal 2023. North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2024, if not utilized. California state research and development tax credits of $32.8 million do not expire and can be carried forward indefinitely.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2022, the Company performed an analysis under Section 382 of the Internal Revenue Code (“IRC”) with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of these U.S. tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2020, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes. The Company also performed in June 2020 a separate IRC section 382 analysis with respect to the NOLs and tax credits acquired from Aerohive and have determined that while the Company will be subject to an annual limitation, the Company should not be limited on the full utilization of the losses and credits during the statutory allowable carryforward period for the NOLs and credits.

As of June 30, 2022, cumulative undistributed, indefinitely reinvested earnings of non-U.S. subsidiaries totaled $33.1 million. It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the U.S. The Company has reviewed its prior position on the reinvestment of earnings of certain foreign subsidiaries and has recorded a deferred tax liability of $0.7 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential tax associated with repatriation of these earnings as well as the deemed repatriation related to U.S. tax reform enacted in 2017 is $6.2 million.

On August 16, 2022, President Biden signed the Inflation Reduction Act which includes a new minimum tax on certain large corporations and an excise tax on stock buybacks. We do not anticipate this legislation will have a material impact for the Company.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire, Texas and North Carolina. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years ended June 2003 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years ended June 2002 forward due to net operating losses. Statutes related to material foreign jurisdictions are generally open for fiscal years ended June 2018 forward for Ireland and for tax year ended March 2018 forward for India.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in the United States. The CARES Act, among other things, includes modifications to net operating loss carryforward provisions and net interest expense deductions, and allows deferment of employer social security tax payments. The Company evaluated the provisions of the CARES Act and how certain elections may impact its financial position and results of operations, and have determined the enactment of the CARES Act did not have a material impact to the income tax provision for the fiscal year ended June 30, 2020, or to the net deferred tax assets as of June 30, 2020.

The U.S. tax rules require U.S. tax on foreign earnings, known as Global Intangible Low Taxed Income (“GILTI”). Under U.S. GAAP, taxpayers are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes. The Company has elected to account for GILTI tax as a component of tax expense in the period in which it is incurred under the period cost method.

On August 9, 2019, the Company completed its acquisition of Aerohive. This acquisition was treated as a non-taxable stock acquisition and therefore Extreme Networks has carryover tax basis in the assets and liabilities acquired. During the fourth quarter of fiscal 2020 following the acquisition of Aerohive, the Company realigned the Aerohive related non-American intellectual property rights to correspond with the Company’s global operating model. This transaction resulted in recognition of a $75.0 million U.S. tax gain which was fully consumed by existing NOLs and the intangibles transferred are being amortized over 10 years for Irish statutory purposes.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2022, the Company had $18.4 million of unrecognized tax benefits. If fully recognized in the future, $0.3 million would impact the effective tax rate, and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not reasonably expect the amount of unrealized tax benefits to materially decrease during the next twelve months. The decrease in the current year related to prior year tax positions relates to the reclassification of an unrecognized tax benefit to a valuation allowance with no net impact to the financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2019	$17,168
Increase related to prior year tax positions	8,906
Increase related to current year tax positions	44
Decrease related to prior year tax positions	(1,800)
Lapse of statute of limitations	(421)
Balance at June 30, 2020	23,897
Decrease related to prior year tax positions	(4,296)
Increase related to prior year tax positions	28
Increase related to current year tax positions	72
Lapse of statute of limitations	(637)
Balance at June 30, 2021	$19,064
Decrease related to prior year tax positions	(34)
Increase related to prior year tax positions	-
Increase related to current year tax positions	11
Lapse of statute of limitations	(674)
Balance at June 30, 2022	$18,367

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of tax expense in the consolidated statements of operations and totaled less than $0.1 million for each of the years ended June 30, 2022, 2021 and 2020.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Net income (loss)	$44,271	$1,936	$(126,845)
Weighted-average shares used in per share calculation - basic	129,437	124,019	119,814
Options to purchase common stock	567	542	—
Restricted stock units	3,490	3,047	—
Employee Stock Purchase Plan shares	—	61	—
Weighted-average shares used in per share calculation - diluted	133,494	127,669	119,814

Net income (loss) per share - basic and diluted
Net income (loss) per share - basic	$0.34	$0.02	$(1.06)
Net income (loss) per share - diluted	$0.33	$0.02	$(1.06)

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

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

		Year Ended
	June 30, 2022	June 30, 2021	June 30, 2020
Options to purchase common stock	—	637	3,036
Restricted stock units	99	80	8,103
Employee Stock Purchase Plan shares	400	334	553
Total shares excluded	499	1,051	11,692

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

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2022, our internal control over financial reporting is effective.

During the year ended June 30, 2022, we completed our acquisitions of Ipanema SAS (“Ipanema”). In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2022, we have elected to exclude the Ipanema business from our evaluation for fiscal 2022 as permitted under current Securities and Exchange Commission rules and regulations. As of and for the year ended June 30, 2022, the assets and revenues of the acquired businesses not included in our evaluation represented less than 1% of consolidated assets and 1% of consolidated revenues. We are currently in the process of integrating and assessing the internal controls over financial reporting of the acquired businesses with the rest of our Company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal 2023.

Our independent registered public accounting firm, Grant Thornton, LLP, has audited the consolidated financial statements as of and for the year ended June 30, 2022 included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1†	Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	8-K	9/15/2016	2.1
2.2	Amendment No. 1 dated October 28, 2016 to the Asset Purchase Agreement, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Zebra Technologies Corporation.	10-Q	2/2/2017	2.1
2.3	Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	8-K	3/7/2017	2.1
2.4	Amendment No. 1, dated April 3, 2017, to the Asset Purchase Agreement, dated March 7, 2017, by and between Extreme Networks, Inc. and Avaya, Inc.	10-Q	5/4/2017	2.2
2.5†	Asset Purchase Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and, solely for the purposes set forth therein, Broadcom Corporation.	8-K	3/30/2017	2.1
2.6	Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	8-K	10/3/2017	2.1
2.7	Amendment No. 1 dated May 6, 2018 to the Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	10-K	8/29/2018	2.8
2.8	Agreement and Plan of Merger, dated June 26, 2019 by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and Aerohive Networks, Inc.	8-K	6/26/2019	2.1
2.9†	Put Option Agreement, dated August 6, 2021 relating to the acquisition of Ipanematech SAS.	10-K	8/27/2021	2.9
3.1	Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	12/17/2010	3.1
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	10-Q	5/11/2020	3.4
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1	Amended and Restated Tax Benefit Preservation Plan, dated as of May 17, 2021 between Extreme Networks, Inc. and Computershare Inc., which includes the Form of Right Certificate as Exhibit A.	8-K	5/18/2021	4.1
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	8/27/2021	4.2
10.1	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.2	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.3	Office Space Lease Agreement by and between W3 Ridge Rio Robles Property LLC and Extreme Networks, Inc., dated December 31, 2012.	8-K	1/7/2013	10.2

10.4*	Amended and Restated 2013 Equity Incentive Plan, effective November 2019.	S-8	12/1/2019	99.1
10.5*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated December 2018.	S-8	2/8/2019	99.1
10.6*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.7*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27
10.8	Debt Commitment Letter, dated as of September 13, 2016, by and between Extreme Networks, Inc. and Silicon Valley Bank.	8-K	9/15/2016	10.1
10.9	Sublease Agreement, dated February 3, 2017, by and between the Company as sub-landlord and Yangtze Memory Technologies, Inc. as sub-tenant.	10-Q	5/4/2017	10.2
10.10	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.11	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6
10.12*	Form of 2017 restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.42
10.13	Consent Agreement, dated as of March 29, 2017, by and among LSI Corporation, Extreme Networks, Inc. and solely for the purposes set forth therein, Broadcom Corporation.	8-K	10/3/2017	10.1
10.14*	Form of Notice of Grant and Grant Agreement for Performance Stock Option.	10-Q	11/02/2018	10.3
10.15*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units.	10-Q	11/02/2018	10.4
10.16*	Offer Letter, executed November 15, 2018, between Extreme Networks, Inc. and Remi Thomas.	8-K	11/20/2018	10.1
10.17	Form of Indemnification Agreement for directors and officers.	10-Q	05/10/2019	10.1
10.18*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.	10-Q	05/10/2019	10.2
10.19*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	05/10/2019	10.3
10.20	Commitment Letter, June 26, 2019, among Bank of Montreal, BMO Capital Markets Corp. and Extreme Networks, Inc.	8-K	06/26/2019	10.1
10.21	Tender and Support Agreement by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and certain stockholders of Aerohive Networks, Inc.	8-K	06/26/2019	99.1
10.22

Credit Agreement, dated as of August 9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	08/09/2019	(b)(2)
10.23*	Amended and Restated 2013 Equity Incentive Plan, effective November 2021.	S-8	11/24/2021	99.1

10.24*	Amended and Restated 2014 Employee Stock Purchase Plan, effective November 2021.	S-8	11/24/2021	99.2
10.25	First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.51
10.26	Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.52
10.27*	Offer Letter, executed May 27, 2020, between Extreme Networks, Inc. and Joe Vitalone.	10-K	8/31/2021	10.43
10.28*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units	10-K	8/31/2021	10.44
10.29	Third Amendment to the Amended and Restated Credit Agreement dated as of November 3, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.45
10.30	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.46
10.31*	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	4/29/2021	10.47
10.32*	Executive Vice President Severance Practice only applies to Direct Reports to CEO.	10-Q	4/29/2021	10.48
10.33*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- U.S.				X
10.34*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- International.				X
10.35	Third Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated June 01, 2022.				X
10.36*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan – U.S.				X
10.37*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan – International.				X
16.1	Letter from KPMG LLP to SEC, dated September 11, 2020.	8-K	9/11/2020	16.1
16.2	Letter from Ernst & Young LLP to SEC, dated September 21, 2021.	8-K	9/22/2021	16.1
21.1	Subsidiaries of Extreme Networks, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
23.2	Consent of Independent Registered Public Accounting Firm.				X

23.3	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see the signature page of this Form 10 K).	X
31.1	Section 302 Certification of Chief Executive Officer.	X
31.2	Section 302 Certification of Chief Financial Officer.	X
32.1**	Section 906 Certification of Chief Executive Officer.	X
32.2**	Section 906 Certification of Chief Financial Officer.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 formatted in Inline XBRL (included in Exhibit 101).	X

*	Indicates management or board of directors contract or compensatory plan or arrangement.
**

Exhibits 32.1 and 32.2 are being furnished and shall not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and (the “Exchange Act”), or otherwise are not subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under these sections, the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

†	This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 26, 2022.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer, (Principal Accounting Officer)
August 26, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 26, 2022	(Principal Executive Officer)
August 26, 2022

/s/ REMI THOMAS	/s/ CHARLES CARINALLI
Remi Thomas	Charles Carinalli
Executive Vice President, Chief Financial Officer	Director
(Principal Accounting Officer)	August 26, 2022
August 26, 2022

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
August 26, 2022	August 26, 2022

/s/ RAJ KHANNA	/s/ INGRID BURTON
Raj Khanna	Ingrid Burton
Director	Director
August 26, 2022	August 26, 2022