Form 10-Q
period 2022-09-30
EXTREME NETWORKS INC
filed 2022-10-28
CIK 1078271

p262Tejo

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 21, 2022, the registrant had 131,345,266 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2022

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash	$198,344	$194,522
Accounts receivable, net	158,727	184,097
Inventories	51,766	49,231
Prepaid expenses and other current assets	73,267	61,239
Total current assets	482,104	489,089
Property and equipment, net	47,952	49,578
Operating lease right-of-use assets, net	34,269	36,454
Intangible assets, net	28,565	32,515
Goodwill	400,144	400,144
Other assets	64,746	60,730
Total assets	$1,057,780	$1,068,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,236 and $2,276, respectively	$35,764	$33,349
Accounts payable	84,848	84,338
Accrued compensation and benefits	47,544	53,710
Accrued warranty	11,522	10,852
Current portion of operating lease liabilities	12,805	13,956
Current portion of deferred revenue	252,841	238,262
Other accrued liabilities	57,375	65,714
Total current liabilities	502,699	500,181
Deferred revenue, less current portion	171,144	163,357
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,860 and $2,430, respectively	231,640	270,570
Operating lease liabilities, less current portion	31,291	33,256
Deferred income taxes	7,311	7,717
Other long-term liabilities	3,092	3,086
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 141,706 and 139,742 shares issued, respectively; 131,227 and 129,263 shares outstanding, respectively	142	140
Additional paid-in-capital	1,125,204	1,115,416
Accumulated other comprehensive loss	(5,170)	(3,055)
Accumulated deficit	(921,487)	(934,072)
Treasury stock at cost, 10,479 shares	(88,086)	(88,086)
Total stockholders’ equity	110,603	90,343
Total liabilities and stockholders’ equity	$1,057,780	$1,068,510

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Net revenues:
Product	$206,276	$185,161
Service and subscription	91,413	82,523
Total net revenues	297,689	267,684
Cost of revenues:
Product	99,763	80,944
Service and subscription	31,218	31,137
Total cost of revenues	130,981	112,081
Gross profit:
Product	106,513	104,217
Service and subscription	60,195	51,386
Total gross profit	166,708	155,603
Operating expenses:
Research and development	50,989	47,766
Sales and marketing	78,382	69,527
General and administrative	18,547	17,003
Acquisition and integration costs	390	1,510
Restructuring and related charges	481	279
Amortization of intangibles	523	1,154
Total operating expenses	149,312	137,239
Operating income	17,396	18,364
Interest income	392	110
Interest expense	(3,826)	(3,880)
Other income, net	371	171
Income before income taxes	14,333	14,765
Provision for income taxes	1,748	2,069
Net income	$12,585	$12,696

Basic and diluted income per share:
Net income per share – basic	$0.10	$0.10
Net income per share – diluted	$0.09	$0.10

Shares used in per share calculation – basic	130,289	128,324
Shares used in per share calculation – diluted	132,933	133,225

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Net income	$12,585	$12,696
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	299	(85)
Reclassification adjustment related to interest rate swaps	(276)	281
Change in unrealized gains and losses on foreign currency forward contracts	—	(201)
Net change from derivatives designated as hedging instruments	23	(5)
Net change in foreign currency translation adjustments	(2,138)	(906)
Other comprehensive loss	(2,115)	(911)
Total comprehensive income	$10,470	$11,785

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	12,696	12,696
Other comprehensive loss	—	—	—	(911)	—	—	—	(911)
Issuance of common stock from equity incentive plans, net of tax withholdings	3,072	3	(4,375)	—	—	—	—	(4,372)
Share-based compensation	—	—	10,444	—	—	—	—	10,444
Balance at September 30, 2021	136,351	$136	$1,084,671	$(3,722)	(6,597)	$(43,113)	$(965,647)	$72,325

Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	12,585	12,585
Other comprehensive loss	—	—	—	(2,115)	—	—	—	(2,115)
Issuance of common stock from equity incentive plans, net of tax withholdings	1,964	2	(4,001)	—	—	—	—	(3,999)
Share-based compensation	—	—	13,789	—	—	—	—	13,789
Balance at September 30, 2022	141,706	$142	$1,125,204	$(5,170)	(10,479)	$(88,086)	$(921,487)	$110,603

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$12,585	$12,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,953	5,155
Amortization of intangible assets	4,128	6,440
Reduction in carrying amount of right-of-use asset	3,063	3,902
Provision for doubtful accounts	23	26
Share-based compensation	13,789	10,444
Deferred income taxes	(85)	682
Non-cash interest expense	552	1,314
Other	(3,595)	(176)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	25,347	28,281
Inventories	(2,671)	604
Prepaid expenses and other assets	(318)	(18,640)
Accounts payable	(591)	2,577
Accrued compensation and benefits	(6,564)	(22,540)
Operating lease liabilities	(3,952)	(4,839)
Deferred revenue	9,699	7,680
Other current and long-term liabilities	(6,629)	6,648
Net cash provided by operating activities	49,734	40,254
Cash flows from investing activities:
Capital expenditures	(3,139)	(3,410)
Business acquisition, net of cash acquired	—	(69,517)
Net cash used in investing activities	(3,139)	(72,927)
Cash flows from financing activities:
Payments on debt obligations	(37,125)	(16,750)
Payments for tax withholdings, net of proceeds from issuance of common stock	(3,999)	(4,372)
Payment of contingent consideration obligations	—	(559)
Deferred payments on an acquisition	(1,000)	(1,000)
Net cash used in financing activities	(42,124)	(22,681)
Foreign currency effect on cash	(649)	(191)
Net increase (decrease) in cash	3,822	(55,545)

Cash at beginning of period	194,522	246,894
Cash at end of period	$198,344	$191,349

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheets at June 30, 2022 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2022. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for fiscal 2023 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2023” or “2023” represent the fiscal year ending June 30, 2023. All references herein to “fiscal 2022” or “2022” represent the fiscal year ended June 30, 2022.

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
2.	Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted and Recently Issued Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on our condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements and accompanying disclosures.

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

On September 30, 2022, the Company had $424.0 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues. The Company expects to recognize approximately 49% of its deferred revenue as revenue in fiscal 2023, an additional 27% in fiscal 2024 and 24% of the balance thereafter.

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

Revenue recognized for the three months ended September 30, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each period was $80.0 million and $73.4 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service and subscription contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $16.8 million and $16.3 million at September 30, 2022 and June 30, 2022, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended September 30, 2022 and 2021, was $2.1 million and $1.8 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations, which were satisfied or partially satisfied during previous periods.

Revenues by Category

The Company operates in three geographic regions: Americas, EMEA (“Europe, Middle East and Africa”) and APAC (“Asia Pacific”). The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Three Months Ended
	September 30, 2022			September 30, 2021
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$73,314	$64,312	$137,626	$56,068	$67,331	$123,399
Other	16,025	4,098	20,123	7,799	3,367	11,166
Total Americas	89,339	68,410	157,749	63,867	70,698	134,565
EMEA	76,256	39,253	115,509	77,898	35,731	113,629
APAC	2,038	22,393	24,431	4,335	15,155	19,490
Total net revenues	$167,633	$130,056	$297,689	$146,100	$121,584	$267,684

For three months ended September 30, 2022 no foreign country accounted for 10% or more revenue. For the three months ended September 30, 2021 the Company generated 11% and 10% of its revenues from the Netherlands and Germany, respectively.  No other foreign country accounted for 10% or more of revenue for the three months ended September 30, 2021.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended
	September 30, 2022	September 30, 2021
TD Synnex Corporation	19%	22%
Westcon Group Inc.	15%	18%
Jenne Inc.	13%	14%

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	September 30, 2022	June 30, 2022
Jenne Inc.	26%	28%
Scansource Inc.	14%	*
TD Synnex Corporation	*	11%
* Less than 10% of accounts receivable.

4.	Business Combination

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

The Acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Ipanema have been recorded at their respective fair values and added to those of the Company including an amount for goodwill calculated as the difference between the acquisition consideration and the fair value of the identifiable net assets. The purchase price has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed. Of the total purchase consideration, $68.9 million was allocated to goodwill, $16.3 million to identifiable intangible assets and the remainder to net tangible liabilities assumed. All valuations were finalized as of June 30, 2022.

The unaudited pro forma results of operations reflect the Acquisition as if it had occurred on July 1, 2020, the beginning of fiscal 2021, after giving effect to purchase accounting adjustments relating to depreciation and amortization of intangibles and acquisition and integration costs.

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

The unaudited pro forma financial information for the three months ended September 30, 2021 combines the historical results for Extreme for that period, which include the results of Ipanema subsequent to the Acquisition Date, and Ipanema’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

Three months ended
September 30, 2021*
Net revenues	$271,305
Net income	$14,069
Net income per share – basic	$0.11
Net income per share – diluted	$0.11
Shares used in per share calculation – basic	128,324
Shares used in per share calculation – diluted	133,225

*Amount reflects the adoption of ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which the Company early adopted the standard in the quarter ended December 31, 2021 and retrospectively applied to the fiscal year beginning July 1, 2021.

5.	Balance Sheet Accounts

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) basis, or net realizable value. Extreme uses a standard cost methodology to determine the cost basis for its inventories. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company adjusts the carrying value of its inventory when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any previously written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

Inventories consist of the following (in thousands):

	September 30, 2022	June 30, 2022
Finished goods	$45,534	$40,733
Raw materials	6,232	8,498
Total inventories	$51,766	$49,231

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2022	June 30, 2022
Computers and equipment	$76,535	$75,387
Purchased software	48,397	47,161
Office equipment, furniture and fixtures	9,428	9,463
Leasehold improvements	52,460	52,564
Total property and equipment	186,820	184,575
Less: accumulated depreciation and amortization	(138,868)	(134,997)
Property and equipment, net	$47,952	$49,578

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

The following table summarizes the activity related to the Company’s product warranty liability during the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Balance beginning of period	$10,852	$11,623
Warranties assumed due to acquisition	—	41
New warranties issued	4,008	2,710
Warranty expenditures	(3,338)	(3,594)
Balance end of period	$11,522	$10,780

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and June 30, 2022 (in thousands).

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$21	$—	$21
Interest rate swaps	$—	$1,338	$—	$1,338
Total assets measured at fair value	$—	$1,359	$—	$1,359

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,314	$—	$1,314
Total assets measured at fair value	$—	$1,314	$—	$1,314
Liabilities
Foreign currency derivatives	$—	$31	$—	$31
Total liabilities measured at fair value	$—	$31	$—	$31

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

As of September 30, 2022 and June 30, 2022, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amount of $4.2 million and $9.6 million, respectively. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income or expense in the condensed consolidated statement of operations. For the three months ended September 30, 2022, and 2021, there were net losses of $0.5 million and  $0.2 million, respectively. As of September 30, 2022 and June 30, 2022 there were no outstanding foreign exchange forward contract that were designated as hedging instruments.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of September 30, 2022 and as of June 30, 2022, the Company had interest rate swap contracts, designated as cash flow hedges, with the total notional amount of $75.0 million, respectively. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive income. As of September 30, 2022 and as of June 30, 2022, these contracts had an unrealized gain of $1.3 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2019 Credit Agreement (as defined in Note 8) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable for the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $271.5 million and $308.6 million as of September 30, 2022, and June 30, 2022, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of September 30, 2022, and June 30, 2022, the Company did not have any asset or liability that were considered level 3.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended September 30, 2022 and 2021. There were no impairments recorded for the three months ended September 30, 2022 and 2021.

7.	Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2022
Developed technology	3.4 years	$170,600	$149,990	$20,610
Customer relationships	3.7 years	64,839	57,186	7,653
Trade names	0 years	10,700	10,700	-
License agreements	4.2 years	2,445	2,143	302
Total intangibles, net		$248,584	$220,019	$28,565

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2022
Developed technology	3.3 years	$170,600	$146,560	$24,040
Customer relationships	3.9 years	64,839	56,704	8,135
Trade names	0.1 years	10,700	10,680	20
License agreements	4.4 years	2,445	2,125	320
Total intangibles, net		$248,584	$216,069	$32,515

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Amortization of intangibles in “Total cost of revenues”	$3,605	$5,286
Amortization of intangibles in "Total operating expenses"	523	1,154
Total amortization expense	$4,128	$6,440

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for most of developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2023 (the remainder of fiscal 2023)	$11,562
2024	5,571
2025	4,757
2026	3,411
2027	1,528
Thereafter	1,736
Total	$28,565

8.	Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2022	June 30, 2022
Current portion of long-term debt:
Term Loan	$38,000	$35,625
Less: unamortized debt issuance costs	(2,236)	(2,276)
Current portion of long-term debt	$35,764	$33,349

Long-term debt, less current portion:
Term Loan	$233,500	$273,000
Less: unamortized debt issuance costs	(1,860)	(2,430)
Total long-term debt, less current portion	231,640	270,570
Total debt	$267,404	$303,919

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

On April 8, 2020, the Company entered into an amendment to the 2019 Credit Agreement (the “First Amendment”) to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, the Company entered into a second amendment to the 2019 Credit Agreement (the “Second Amendment”), which superseded the First Amendment and provided certain revised terms and financial covenants through March 31, 2021. The Second Amendment required the Company to maintain certain minimum cash requirement and financial metrics at the end of each fiscal quarter through March 31, 2021 and the Company was restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until the Company was in compliance with the original covenants of the 2019 Credit Agreement.

On November 3, 2020, the Company and its lenders entered into a Third Amendment to the 2019 Credit Agreement (the “Third Amendment”), to increase the sublimit for letters of credit to $20.0 million. On December 8, 2020, the Company and its lenders entered into a fourth amendment to the 2019 Credit Agreement (the “Fourth Amendment”), to waive and amend certain terms and financial covenants within the 2019 Credit Agreement through March 31, 2021.

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, the Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and, as such, the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021. Returning to compliance, the original terms and financial covenants under the 2019 Credit Agreement dated August 9, 2019 resumed in effect. During the three months ended September 30, 2022, the Company was in compliance with all the terms and financial covenants under the 2019 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations were $0.7 million and $0.8 million for the three months ended September 30, 2022 and 2021. The interest rate as of September 30, 2022 was 4.5% and as of September 30, 2021 was 2.4%.

  As of September 30, 2022, the Company did not have any outstanding balance against its 2019 Revolving Facility’s outstanding balance.  The Company had $60.2 million of availability under the 2019 Revolving Facility as of September 30, 2022. During the three months ended September 30, 2022 and 2021, the Company made an additional payment of $30.0 million and $12.0 million against its term loan facility, respectively.

The Company had $14.8 million of outstanding letters of credit as of September 30, 2022.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2022, the Company had commitments to purchase $52.4 million of inventory.

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

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of certain U.S. Patent based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The Court dismissed the case without prejudice on January 4, 2022 and on April 18, 2022, entered final judgment in favor of the Company. XR filed a notice of appeal on May 9, 2022 and a response brief from the Company and other defendants is due on November 2, 2022.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges direct and indirect infringement of the German portion of a patent (“EP ‘364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that are equipped with the ExtremeXOS operating system. Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company. The matter is proceeding through the appellate process.

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of a second patent (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, the Court issued an infringement decision against the Company and granted Orckit the right to enforce the judgment against the Company, which Orckit has provided notification to the Company that it will enforce the judgment. In the rendering of account, Orckit was informed that the products at issue were in end of sale status prior to the filing of the EP‘077 complaint. The Company has appealed the infringement decision, and the matter is proceeding through the appellate process.

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The Federal Patent Court in Munich found the EP ‘364 patent to be valid and the Company has filed an appeal. On October 25, 2022, the Federal Patent Court in Munich issued an opinion partially invalidating the patent.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software.  SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company filed a motion to transfer the case to the Northern District of California. The motion to dismiss was denied in part and denied without prejudice in part. The Company also filed, and was granted, a motion to compel mediation.  The parties have selected a mediator and set a mediation date of January 19, 2023. The trial date set for February 2023 has been rescheduled to January 2024.

Mala Technologies Ltd. v. Extreme Networks GmbH, Extreme Networks Ireland Ops Ltd., and Extreme Networks, Inc.

On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges indirect infringement of the German portion of a patent (“EP ‘498”) based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system.  Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit.  A hearing date that had been set for July 14, 2022 has been postponed until November 22, 2022. The Company filed a nullity action related to the EP’498 patent on September 24, 2021 in the German Federal Patent Court.

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

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 12, 2022 to increase the maximum number of available shares by 6.5 million shares, which is pending ratification by the stockholders at the Company’s annual meeting of the stockholders to be held on November 17, 2022.

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

Common Stock Repurchases

On May 18, 2022, the Company announced the Board had authorized management to repurchase up to $200.0 million over a three-year period commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

There were no shares repurchased during the three months ended September 30, 2022 and 2021. As of September 30, 2022, approximately $200.0 million remains available for share repurchases under the program.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	September 30, 2022	June 30, 2022
2013 Equity Incentive Plan shares available for grant	3,341	11,430
Employee stock options and awards outstanding	11,210	7,616
2014 Employee Stock Purchase Plan	9,280	9,961
Total shares reserved for issuance	23,831	29,007

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Cost of product revenues	$374	$310
Cost of service and subscription revenues	672	362
Research and development	3,090	2,458
Sales and marketing	4,639	3,575
General and administrative	5,014	3,739
Total share-based compensation expense	$13,789	$10,444

Stock Options

The following table summarizes stock option activity for the three months ended September 30, 2022 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2022	1,187	$6.56	3.70	$2,801
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at September 30, 2022	1,187	$6.56	3.45	$7,727
Vested and expected to vest at September 30, 2022	1,187	$6.56	3.45	$7,727
Exercisable at September 30, 2022	1,028	$6.54	3.37	$6,713

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three months ended September 30, 2022 and 2021. There were no stock options exercised during the three months ended September 30, 2022.

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

The following table summarizes stock award activity for the three months ended September 30, 2022 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2022	6,429	$9.57
Granted	5,845	14.38
Released	(2,111)	8.10
Cancelled	(140)	11.22
Non-vested stock awards outstanding at September 30, 2022	10,023	$12.66	$130,996
Stock awards expected to vest at September 30, 2022	10,023	$12.66	$130,996

The RSU’s granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the three months ended September 30, 2022 included 1.3 million RSUs including the market condition awards discussed below to named executive officers and directors.

Market Condition Awards

During the three months ended September 30, 2022 and 2021, the Compensation Committee of the Board granted 1.0 million and 0.7 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the MSUs granted during the three months ended September 30, 2022 was $16.57 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 67%, risk-free rate of 3.12%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The weighted-average grant-date fair value of the MSUs granted during the three months ended September 30, 2021 was $12.69 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 66%, risk-free rate of 0.44%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices.

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

There were 0.7 million and 1.0 million shares issued under the ESPP during the three months ended September 30, 2022 and 2021, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2022	September 30, 2021
Expected life	0.5 years	0.5 years
Risk-free interest rate	3.12%	0.05%
Volatility	60%	52%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended September 30, 2022 and 2021 was $4.38 and $3.18 per share respectively.

12.	Information about Segments and Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment and related software. The Company conducts business globally and is managed geographically. Revenues are attributed to a geographical area based on the billing address of customers. The Company operates in three geographical areas: Americas, EMEA (Europe, Middle East and Africa) and APAC (“Asia Pacific”). The Company’s chief operating decision maker, who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	September 30, 2022	June 30, 2022
Americas	$128,508	$130,715
EMEA	34,552	36,792
APAC	12,472	11,770
Total long-lived assets	$175,532	$179,277

13.	Derivatives and Hedging

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt. The Company enters into interest rate swap contracts to effectively manage the impact of fluctuations of interest rate changes on its outstanding debt which has a floating interest rate. The Company does not enter into derivative contracts for trading or speculative purposes.

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of September 30, 2022 and September 30, 2021, the total notional amount of these interest rate swaps were $75.0 million and $200.0 million, respectively, and had maturity dates through April 2023. As of September 30, 2022 and September 30, 2021, these contracts had unrealized gains of $1.3 million and unrealized losses of $0.9 million, respectively, and are recorded in “Accumulated other comprehensive income (loss)” with the associated asset in “Prepaid expenses and other current assets” or with the associated liability in “Other accrued liabilities”, respectively in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $1.3 million will be reclassified to interest income over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of September 30, 2022 and 2021, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $4.2 million and $22.6 million, respectively. These contracts have maturities of 40 days or less. The net gains and losses recorded in the condensed consolidated statement of operations from these contracts during the three months ended September 30, 2022 and 2021 were net losses of $0.5 million and $0.2 million, respectively.  Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For foreign exchange forward contracts designated as hedging instruments, gains and losses arising from these contracts are recorded as a component of “accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. The hedging gains and losses in “accumulated other comprehensive income (loss)” are subsequently reclassified to expenses, as applicable, in the condensed consolidated statements of operations in the same period in which the underlying transactions affect our earnings. As of September 30, 2022, there were no foreign exchange forward contracts designated as hedging instruments. As of September 30, 2021, the Company had foreign exchange forward contracts that were designated as hedging instruments with a notional principal amount of $11.3 million and had maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of “accumulated other comprehensive income (loss)”. As of September 30, 2021 these contracts had unrealized losses of $0.4 million.

The Company recognized total foreign currency gains of $0.9 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

14.	Restructuring and Related Charges

The Company recorded $0.5 million of restructuring and related charges during the three months ended September 30, 2022, which included additional facilities charges related to previously impaired facilities.   As of June 30, 2022, the Company has completed all the restructuring activities under the 2020 Plan noted below and no restructuring liabilities remain in the accompanying condensed consolidated balance sheets.

The Company recorded $0.3 million of restructuring and related charges during the three months ended September 30, 2021 which primarily included additional facility related expenses related to previously impaired facilities. The Company had minimal activity related to the 2020 Plan during the three months ended September 30, 2021. Severance and benefit restructuring charges consisted primarily of employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company relocated certain of its lab test equipment to third-party consulting companies. The Company incurred $9.6 million of charges under the 2020 Plan through June 30, 2022.

Restructuring liabilities related to severance, benefits, and equipment relocation obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of September 30, 2021, the restructuring liability was less than $0.1 million.

15.	Income Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $1.7 million and $2.1 million, respectively.

The income tax provisions for the three months ended September 30, 2022 and 2021, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”) and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three months ended September 30, 2022 and 2021 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, “Income Taxes – Interim Reporting.”  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. Significant judgement is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available positive and negative evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable including past operating results, estimates of future taxable income, changes to enacted tax laws, and the feasibility of tax planning strategies; such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends by jurisdiction and the cyclical nature of its business represent sufficient negative evidence to require full valuation allowances against its U.S. federal and state net deferred tax assets as well as a portion of the deferred tax assets in Ireland.  These valuation allowances will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On September 14, 2021, the Company completed its acquisition of Ipanema. This acquisition is treated as a non-taxable stock acquisition and, therefore, Extreme will have carryover tax basis in the assets and liabilities acquired. A deferred tax liability has been established for the non-deductible amortization of the associated intangibles under US GAAP.

The Company had $18.4 million of unrecognized tax benefits as of September 30, 2022. If fully recognized in the future, $0.3 million would impact the effective tax rate and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to NOLs and the Company’s state income tax returns are subject to examination for fiscal years 2000 forward due to NOLs. The Company is not currently under audit for income tax purposes in any material jurisdictions.

16.	Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted-average number of shares of common stock used in the basic net income per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2022	September 30, 2021
Net income	$12,585	$12,696
Weighted-average shares used in per share calculation – basic	130,289	128,324
Options to purchase common stock	523	651
Restricted stock units	2,121	4,250
Weighted-average shares used in per share calculation – diluted	132,933	133,225

Net income per share – basic and diluted
Net income per share – basic	$0.10	$0.10
Net income per share – diluted	$0.09	$0.10

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Options to purchase common stock	—	—
Restricted stock units	2,343	1,441
Employee Stock Purchase Plan shares	410	514
Total shares excluded	2,753	1,955

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for the first quarter ended September 30, 2022, our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of end-to-end, cloud-driven networking solutions and industry leading services and support. Extreme designs, develops, and manufactures wired and wireless network infrastructure equipment as well as a cloud networking solution that delivers unified network management of access points, switches, and routers and leverages machine learning, AIOps and analytics to help customers enabling customers to deliver secure connectivity at the edge of the network, speed cloud deployments and uncover actionable insights that make their job easier and save time – all from within a single platform.

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

Industry Background

Enterprises are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. With the impact of the global COVID-19 pandemic, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. Machine Learning (“ML”) and Artificial Intelligence (“AI”) technologies have the potential to vastly improve the network experience in the post-pandemic world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and AI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of the distribution of the network.

We believe that the network has never been more vital and strategic than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more Software-as-a-service (“SaaS”) based applications, the cloud is fundamental to establishing a new normal. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability.

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

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), and software-defined wide area network (“SD-WAN”) solutions to be approximately $33 billion and growing at approximately 12% annually over the next three years. This is comprised of $22 billion for campus networking, $4.6 billion for 5G service available market in 5G and data centers, for which Extreme is targeting growing to approximately $50 - $100 million per year over the next three to five years, and a $2.2 billion SD-WAN market. We also participate in the $4 billion networking software market for solutions such as cloud-based network management, network automation, on-premises network management, and other networking related software.

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

•

Provide a differentiated end-to-end cloud architecture.  Cloud networking is estimated to be a $4.1 billion segment of the networking market comprised of cloud managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at a 13% over the next three years, according to data from 650 Group Market Research. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the IoT edge to the enterprise data center. Key characteristics of our cloud architecture include:

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

o	“No 9s” Reliability and Resiliency to ensure business continuity for our customers.
o	Zero-Trust Security (Information Security Management (“ISO”) 27001,27017, and 27701 Certified).
•

Offer customers choice: public or private cloud, or on-premises. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need them and also have a solution for those who want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what is going on across their network and applications in real time – who, when, and what is connected to the network, which is critical for bring your own device (“BYOD”) and IoT usage.

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

o	Universal switches (5720/5520/5420/5320) support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal WiFi 6/6E Aps (300/400, 5000 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o	Universal licensing with one portable management license for any device and for any type of management. For switches, OS feature licenses are portable, and bulk activated through ExtremeCloud IQ.

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

•

Expand our reach with ExtremeCloud SD-WAN. ExtremeCloud SD-WAN is a software-defined wide area networks solution offered as an all-inclusive subscription, which includes hardware, the cloud-based SD-WAN service, support and maintenance, and customer success support. This helps customers reduce total cost of ownership as they deliver quality user experience for applications used in site-to-site and site-to-cloud environments. This solution detects and optimizes applications automatically and can apply performance-based dynamic WAN selection for quality and reliability. Included also are security options such as a built-in zone-based firewall, EdgeSentry (in partnership with Check Point) for cloud-based firewall as a service and other advanced security capabilities, and integration with Secure Web Gateway partners such as Palo Alto Networks, Zscaler, and Symantec.

Key Financial Metrics

During the first quarter of fiscal 2023, we achieved the following results:

•	Net revenues of $297.7 million compared to $267.7 million in the first quarter of fiscal 2022.
•	Product revenues of $206.3 million compared to $185.2 million in the first quarter of fiscal 2022.
•	Service and subscription revenues of $91.4 million compared to $82.5 million in the first quarter of fiscal 2022.
•	Total gross margin of 56.0% of net revenues compared to 58.1% of net revenues in the first quarter of fiscal 2022.
•	Operating income of $17.4 million compared to $18.4 million in the first quarter of fiscal 2022.
•	Net income of $12.6 million compared to $12.7 million in the first quarter of fiscal 2022.
•	Cash flows provided by operating activities of $49.7 million compared to $40.3 million in the three months ended September 30, 2021.
•	Cash of $198.3 million as of September 30, 2022 compared to $194.5 million as of June 30, 2022.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Net revenues:
Product	$206,276	$185,161	$21,115	11.4%
Percentage of net revenues	69.3%	69.2%
Service and subscription	91,413	82,523	8,890	10.8%
Percentage of net revenues	30.7%	30.8%
Total net revenues	$297,689	$267,684	$30,005	11.2%

Product revenues increased $21.1 million or 11.4% for the three months ended September 30, 2022, as compared to the corresponding period of fiscal 2022.  The product revenues increase was primarily due to strong demand for our products, partially offset by supply chain constraints which have impacted our ability to fulfill the demand for our products since the global outbreak of COVID-19.

Service and subscription revenues increased $8.9 million or 10.8% for the three months ended September 30, 2022 as compared to the corresponding period in fiscal 2022. The increase in service and subscription revenues was primarily due to the growth in our subscription revenues and partially due to a full quarter of revenue for Ipanema, which we acquired on September 14, 2021.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Gross profit:
Product	$106,513	$104,217	$2,296	2.2%
Percentage of product revenues	51.6%	56.3%
Service and subscription	60,195	51,386	8,809	17.1%
Percentage of service and subscription revenues	65.8%	62.3%
Total gross profit	$166,708	$155,603	$11,105	7.1%
Percentage of net revenues	56.0%	58.1%

Product gross profit increased $2.3 million or 2.2% for the three months ended September 30, 2022, as compared to the corresponding period in fiscal 2022. The increase in product gross profit was primarily due to increased product revenues along with lower amortization of intangibles due to certain intangibles being fully amortized, partially offset by higher product costs and higher distribution cost primarily due to higher freight costs due to supply constraints.

    Service and subscription gross profit increased $8.8 million or 17.1% for the three months ended September 30, 2022, as compared to the corresponding period in fiscal 2022.    The increases were primarily due to increased service and subscription revenues.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Change	% Change
Research and development	$50,989	$47,766	$3,223	6.7%
Sales and marketing	78,382	69,527	8,855	12.7%
General and administrative	18,547	17,003	1,544	9.1%
Acquisition and integration costs	390	1,510	(1,120)	(74.2)%
Restructuring and related charges	481	279	202	72.4%
Amortization of intangibles	523	1,154	(631)	(54.7)%
Total operating expenses	$149,312	$137,239	$12,073	8.8%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $3.2 million or 6.7% for the three months ended September 30, 2022, as compared to the corresponding period in fiscal 2022. The increase in research and development expenses was primarily due to a $1.7 million increase in personnel related costs, a $0.8 million increase in software licenses and engineering project costs, a $0.6 million increase in equipment related and consultant costs, and a $0.3 increase in facility and information technology costs, partially offset by a $0.1 million decrease in other costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $8.9 million or 12.7% for the three months ended September 30, 2022, as compared to the corresponding period in fiscal 2022. The increase in sales and marketing expenses was primarily due to a $4.7 million increase in personnel costs primarily due to higher compensation and benefits costs, a $2.8 million increase in travel costs and a $2.9 million increase in marketing and facilities related costs, partially offset by a $1.4 million decrease in equipment related and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $1.5 million or 9.1% for the three months ended September 30, 2022, as compared to the corresponding period in fiscal 2022. The increase in general and administrative expenses was primarily due to a $1.7 million increase in personnel costs due to higher compensation and benefits cost primarily related to share-based compensation, partially offset by decrease in other costs, primarily legal and professional fees.

Acquisition and Integration Costs

During the three months ended September 30, 2022, we incurred acquisition and integration costs of $0.4 million, which consisted primarily of professional fees and certain compensation charges related to the acquisition of Ipanema.

During the three months ended September 30, 2021 we incurred $1.5 million of integration costs which consisted primarily of professional fees for legal advisory services and financial services related to the acquisition of Ipanema.

Restructuring and Related Charges

For the three months ended September 30, 2022 and 2021, we recorded restructuring and related charges of $0.5 million and $0.3 million, respectively, which primarily comprised of facility-related charges related to our previously impaired facilities.

Amortization of Intangibles

During the three months ended September 30, 2022 and 2021, we recorded $0.5 million and $1.2 million, respectively, of operating expenses for amortization of intangibles. The decrease during the three months ended September 30, 2022 was primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended September 30, 2022 and 2021, we recorded $3.8 million and $3.9 million, respectively, in interest expense. The decrease in interest expense was primarily driven by lower average loan balances offset by rising interest rates on 2019 Credit Agreement.

Other Income, Net

During the three months ended September 30, 2022 and 2021, we recorded other income, net of $0.4 million and $0.2 million, respectively. The changes for the three months ended September 30, 2022 was primarily due to foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2022 and 2021, we recorded an income tax provision of $1.7 million and $2.1 million, respectively.

The income tax provisions for the three months ended September 30, 2022 and 2021 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where we have no remaining state net operating losses and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2022, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	September 30, 2022	June 30, 2022
Cash	$198,344	$194,522

As of September 30, 2022, our principal sources of liquidity consisted of cash of $198.3 million, accounts receivable, net of $158.7 million, and available borrowings under our five-year 2019 Revolving Facility of $60.2 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $198.3 million of cash at September 30, 2022, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On May 18, 2022, our Board of Directors authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. There were no shares repurchased during the three months ended September 30, 2022.

On August 9, 2019, we entered into the 2019 Credit Agreement. The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests.  On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

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

On April 8, 2020, we entered into the First Amendment to waive certain terms and financial covenants of the 2019 Credit Agreement through July 31, 2020. On May 8, 2020, we entered into a Second Amendment which superseded the First Amendment and provided certain revised terms and financial covenants through March 31, 2021. The Second Amendment required us to maintain certain minimum cash requirement and financial metrics at the end of each fiscal quarter through March 31, 2021  and we were restricted from pursuing certain activities such as incurring additional debt, stock repurchases, making acquisitions or declaring a dividend, until we came into compliance with the original covenants of the 2019 Credit Agreement. On November 3, 2020, we and our lenders entered into a Third Amendment to increase the sublimit for letters of credit to $20.0 million. On December 8, 2020, we and our lenders entered into a Fourth Amendment to waive and amend certain terms and financial covenants within the 2019 Credit Agreement through March 31, 2021.

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Quarterly Report on Form 10-Q for the period ended March 31, 2021. During the three months ended September 30, 2022, the Company was in compliance with all the original terms and financial covenants under the 2019 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021
Net cash provided by operating activities	$49,734	$40,254
Net cash used in investing activities	(3,139)	(72,927)
Net cash used in financing activities	(42,124)	(22,681)
Foreign currency effect on cash	(649)	(191)
Net increase (decrease) in cash	$3,822	$(55,545)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the three months ended September 30, 2022, were $49.7 million, including our net income of $12.6 million and non-cash expenses of $22.8 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest. Other sources of cash for the period included a decrease in accounts payable and increase in deferred revenues. This was partially offset by increases in inventories, prepaid expenses and other current assets and decreases in accounts payable, accrued compensation, operating lease liabilities and other current and long-term liabilities.

Cash flows provided by operations in the three months ended September 30, 2021 were $40.3 million, including our net income of $12.7 million and non-cash expenses of $27.8 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included decreases in accounts receivables and inventory and increases in accounts payable, deferred revenues and other current and long-term liabilities. This was partially offset by increase in prepaid expenses and other current assets and decreases in accrued compensation and operating lease liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2022 were $3.1 million for the purchases of property and equipment.

Cash flows used in investing activities in the three months ended September 30, 2021 were $72.9 million primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $3.4 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the three months ended September 30, 2022 were $42.1 million due primarily to debt repayments of $37.1 million, $1.0 million for deferred payments on acquisitions and $4.0 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”).

Cash flows used in financing activities in the three months ended September 30, 2021 were $22.7 million due primarily to debt repayments of $16.8 million, payment of contingent consideration of $0.6 million, $1.0 million for deferred payments on acquisitions and $4.4 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options.

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the three months ended September 30, 2022, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

As of September 30, 2022, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our 2019 Credit Agreement. As of September 30, 2022, we had $271.5 million of debt outstanding which are payable on quarterly installments through our fiscal year 2025. We are subject to interest rate on our debt obligations and unused commitment fee. See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of September 30, 2022, we had non-cancelable commitments to purchase $52.4 million of inventory. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of September 30, 2022, we had contractual commitments of $49.7 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2032. As of September 30, 2022, the value of our obligations under operating leases was $49.8 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of September 30, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, of the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.  At September 30, 2022, we had $271.5 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended September 30, 2022, the average daily outstanding amount was $308.2 million, with a high of $308.6 million and a low of $271.5 million.

Cash Flow Hedges of Interest Rate Risk

In conjunction with our term loan under the 2019 Credit Agreement, we entered into interest rate swap contracts with large financial institutions. This involves the receipt of variable rate amounts from these institutions in exchange for us making fixed-rate payments without exchange of the underlying notional amount of $200.0 million of our debt. The derivative instruments hedge the impact of the changes in variable interest rates. We record the changes in the fair value of these cash flow hedges of interest rate risk in “accumulated other comprehensive income (loss)” until termination of the derivative agreements.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2022, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of September 30, 2022, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of September 30, 2022	100 bps	50 bps
Debt	$(3,082)	$(1,541)	$308,221	$3,082	$1,541
Interest Rate Swaps	750	375	(75,000)	(750)	(375)
Net	$(2,332)	$(1,166)		$2,332	$1,166

*	Underlying interest rate was 4.5% as of September 30, 2022.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of September 30, 2022, and 2021 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $4.2 million and $22.6 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in “earnings as other income (expense)”, net. As of September 30, 2022 we did not have any forward foreign currency contracts designated as hedging instruments. As of September 30, 2021, we had forward foreign currency contracts designated as hedging instruments with a notional amount of $11.3 million. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of “accumulated other comprehensive income (loss)”. As of September 30, 2021, these contracts had unrealized losses of $0.4 million which are recorded in “accumulated other comprehensive income (loss)” with the associated asset in the accompanying consolidated balance sheets.

Foreign currency transaction gains and losses from operations were gains of $0.9 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and Note 9 to the notes to condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2022, except for the following risk factors which supplement the risk factors disclosed in the reports referenced above.

We are subject to complex tariff regulations, export control laws and economic and trade sanctions. If we fail to comply with these laws and regulations, we could incur penalties and sanctions from governments, and could be restricted from exporting products.

We are required to comply with laws, rules and regulations of the United States and other countries, as applicable, relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the U.S. Department of Commerce. These regulations restrict our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. Local laws and customs in many countries differ significantly from, or conflict with, those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies, procedures and training designed to ensure compliance with these U.S. and foreign laws and policies, there can be no complete assurance that any individual employee, contractor, channel partner, or agent will not violate our policies, procedures or applicable law, for which we may be ultimately held responsible. Violations of laws or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or civil or criminal penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition, and results of operations. For example, on October 7, 2022, we submitted voluntary disclosures to the U.S. Treasury Department’s Office of Foreign Assets Control, the Bureau of Industry and Security’s Office of Export Enforcement, and the Department of Justice (collectively, the “Agencies”) regarding the potential export and sale of certain of our networking equipment to end users in Russia subject to U.S. sanctions and export control restrictions. We are continuing our review of the matter in conjunction with outside counsel. Given the uncertainty of the outcome of the investigation, and the potential outcome of the Agencies’ determination, we cannot estimate at this time the possible loss or range of loss that may result from this action.

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine. Although the length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage.

Russia’s military actions in Ukraine have led to an unprecedented expansion of sanction programs and export control restrictions imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. These government measures include export controls restricting certain exports, re-exports, transfers or releases of commodities, software, and technology to Russia and Belarus, and sanctions targeting certain officials, individuals, entities, regions, and industries in Russia, Belarus, and Ukraine, including the financial, defense and energy sectors.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in our "Risk Factors" section here and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) October 28, 2022