Form 10-Q
period 2022-12-31
EXTREME NETWORKS INC
filed 2023-01-27
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of January 20, 2023, the registrant had 129,182,428 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2022

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash	$202,521	$194,522
Accounts receivable, net	152,050	184,097
Inventories	63,763	49,231
Prepaid expenses and other current assets	79,331	61,239
Total current assets	497,665	489,089
Property and equipment, net	45,711	49,578
Operating lease right-of-use assets, net	32,732	36,454
Intangible assets, net	22,984	32,515
Goodwill	393,495	400,144
Other assets	69,589	60,730
Total assets	$1,062,176	$1,068,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,181 and $2,276, respectively	$35,819	$33,349
Accounts payable	86,350	84,338
Accrued compensation and benefits	63,401	53,710
Accrued warranty	11,820	10,852
Current portion of operating lease liabilities	12,095	13,956
Current portion of deferred revenue	260,891	238,262
Other accrued liabilities	58,726	65,714
Total current liabilities	529,102	500,181
Deferred revenue, less current portion	184,723	163,357
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,331 and $2,430, respectively	222,669	270,570
Operating lease liabilities, less current portion	30,275	33,256
Deferred income taxes	7,555	7,717
Other long-term liabilities	3,285	3,086
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 142,137 and 139,742 shares issued, respectively; 129,080 and 129,263 shares outstanding, respectively	142	140
Additional paid-in-capital	1,139,416	1,115,416
Accumulated other comprehensive loss	(13,546)	(3,055)
Accumulated deficit	(903,556)	(934,072)
Treasury stock at cost, 13,057 and 10,479 shares, respectively	(137,889)	(88,086)
Total stockholders’ equity	84,567	90,343
Total liabilities and stockholders’ equity	$1,062,176	$1,068,510

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net revenues:
Product	$223,445	$191,102	$429,721	$376,263
Service and subscription	94,903	89,831	186,316	172,354
Total net revenues	318,348	280,933	616,037	548,617
Cost of revenues:
Product	103,587	90,933	203,350	171,877
Service and subscription	33,106	31,214	64,324	62,351
Total cost of revenues	136,693	122,147	267,674	234,228
Gross profit:
Product	119,858	100,169	226,371	204,386
Service and subscription	61,797	58,617	121,992	110,003
Total gross profit	181,655	158,786	348,363	314,389
Operating expenses:
Research and development	52,618	48,080	103,607	95,846
Sales and marketing	80,538	71,565	158,920	141,092
General and administrative	24,085	17,877	42,632	34,880
Acquisition and integration costs	—	2,113	390	3,623
Restructuring and related charges	476	292	957	571
Amortization of intangibles	504	804	1,027	1,958
Total operating expenses	158,221	140,731	307,533	277,970
Operating income	23,434	18,055	40,830	36,419
Interest income	889	83	1,281	193
Interest expense	(3,884)	(3,076)	(7,710)	(6,956)
Other income, net	138	72	509	243
Income before income taxes	20,577	15,134	34,910	29,899
Provision for income taxes	2,646	1,793	4,394	3,862
Net income	$17,931	$13,341	$30,516	$26,037

Basic and diluted income per share:
Net income per share – basic	$0.14	$0.10	$0.23	$0.20
Net income per share – diluted	$0.13	$0.10	$0.23	$0.20

Shares used in per share calculation – basic	130,465	129,403	130,377	128,863
Shares used in per share calculation – diluted	134,453	133,621	133,833	133,423

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income	$17,931	$13,341	$30,516	$26,037
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	29	346	328	261
Reclassification adjustment related to interest rate swaps	(558)	285	(834)	566
Change in unrealized gains and losses on foreign currency forward contracts	358	140	358	(61)
Net change from derivatives designated as hedging instruments	(171)	771	(148)	766
Net change in foreign currency translation adjustments	(8,205)	160	(10,343)	(746)
Other comprehensive income (loss)	(8,376)	931	(10,491)	20
Total comprehensive income	$9,555	$14,272	$20,025	$26,057

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at September 30, 2021	136,351	$136	$1,084,671	$(3,722)	(6,597)	$(43,113)	$(965,647)	$72,325
Net income	—	—	—	—	—	—	13,341	13,341
Other comprehensive income	—	—	—	931	—	—	—	931
Issuance of common stock from equity incentive plans, net of tax withholdings	1,127	1	(3,358)	—	—	—	—	(3,357)
Repurchase of stock					(1,829)	(24,974)		(24,974)
Share-based compensation	—	—	11,333	—	—	—	—	11,333
Balance at December 31, 2021	137,478	$137	$1,092,646	$(2,791)	(8,426)	$(68,087)	$(952,306)	$69,599

Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	$(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	26,037	26,037
Other comprehensive income	—	—	—	20	—	—	—	20
Issuance of common stock from equity incentive plans, net of tax withholdings	4,199	4	(7,733)	—	—	—	—	(7,729)
Repurchase of stock	—	—	—	—	(1,829)	(24,974)	—	(24,974)
Share-based compensation	—	—	21,777	—	—	—	—	21,777
Balance at December 31, 2021	137,478	$137	$1,092,646	$(2,791)	(8,426)	$(68,087)	$(952,306)	$69,599

Balance at September 30, 2022	141,706	$142	$1,125,204	$(5,170)	(10,479)	$(88,086)	$(921,487)	$110,603
Net income	—	—	—	—	—	—	17,931	17,931
Other comprehensive loss	—	—	—	(8,376)	—	—	—	(8,376)
Issuance of common stock from equity incentive plans, net of tax withholdings	431	—	(3,184)	—	—	—	—	(3,184)
Repurchase of stock	—	—	—	—	(2,578)	(49,803)	—	(49,803)
Share-based compensation	—	—	17,396	—	—	—	—	17,396
Balance at December 31, 2022	142,137	$142	$1,139,416	$(13,546)	(13,057)	$(137,889)	$(903,556)	$84,567

Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	30,516	30,516
Other comprehensive loss	—	—	—	(10,491)	—	—	—	(10,491)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,395	2	(7,185)	—	—	—	—	(7,183)
Repurchase of stock	—	—	—	—	(2,578)	(49,803)	—	(49,803)
Share-based compensation	—	—	31,185	—	—	—	—	31,185
Balance at December 31, 2022	142,137	$142	$1,139,416	$(13,546)	(13,057)	$(137,889)	$(903,556)	$84,567

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$30,516	$26,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,983	10,233
Amortization of intangible assets	7,852	11,393
Reduction in carrying amount of right-of-use asset	6,240	7,778
Provision for doubtful accounts	102	14
Share-based compensation	31,185	21,777
Deferred income taxes	65	890
Non-cash interest expense	764	2,517
Other	(5,904)	(474)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	31,944	24,626
Inventories	(14,506)	(4,239)
Prepaid expenses and other assets	(6,557)	(34,215)
Accounts payable	2,164	(2,505)
Accrued compensation and benefits	9,170	(8,378)
Operating lease liabilities	(7,383)	(9,675)
Deferred revenue	28,776	17,785
Other current and long-term liabilities	(4,074)	(1,082)
Net cash provided by operating activities	120,337	62,482
Cash flows from investing activities:
Capital expenditures	(6,271)	(6,653)
Business acquisition, net of cash acquired	—	(69,517)
Net cash used in investing activities	(6,271)	(76,170)
Cash flows from financing activities:
Payments on debt obligations	(46,625)	(23,875)
Repurchase of common stock	(49,803)	(24,974)
Payments for tax withholdings, net of proceeds from issuance of common stock	(7,183)	(7,729)
Payment of contingent consideration obligations	—	(816)
Deferred payments on an acquisition	(2,000)	(2,000)
Net cash used in financing activities	(105,611)	(59,394)
Foreign currency effect on cash	(456)	(264)
Net increase (decrease) in cash	7,999	(73,346)

Cash at beginning of period	194,522	246,894
Cash at end of period	$202,521	$173,548

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2022 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2022. The results of operations for the three and six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for fiscal 2023 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2023” represent the fiscal year ending June 30, 2023. All references herein to “fiscal 2022”  represent the fiscal year ended June 30, 2022.

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

Recently Adopted and Recently Issued Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the period of time entities can utilize the reference rate reform relief guidance under ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting from December 31, 2022 to December 31, 2024. Upon issuance of ASU 2020-04, the Company elected to apply certain of the optional expedients for contract modifications to its financial instruments impacted by the London Interbank Offered Rate (“LIBOR”) discontinuance. The Company expects to continue to elect various optional expedients for contract modifications to the Company’s financial instruments affected by the reference rate reform through the effective date of December 31, 2024, as extended by ASU 2022-06. The application of this guidance did not have any impact on our consolidated financial statements.

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

On December 31, 2022, the Company had $445.6 million of remaining performance obligations, which are primarily comprised of deferred maintenance and SaaS revenues. The Company expects to recognize approximately 36% of its deferred revenue as revenue in the remainder of fiscal 2023, an additional 34% in fiscal 2024 and 30% of the balance thereafter.

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

Revenue recognized for the three months ended December 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each period was $83.9 million and $81.9 million, respectively. Revenue recognized for the six months ended December 31, 2022 and 2021 that was included in the deferred revenue balance at the beginning of each period was $145.7 million and $132.5 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service and subscription contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $17.5 million and $16.3 million at December 31, 2022 and June 30, 2022, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended December 31, 2022 and 2021, was $ 2.2 million and $1.8 million, respectively. Amortization recognized during the six months ended December 31, 2022 and 2021, was $4.3 million and $3.6 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations, which were satisfied or partially satisfied during previous periods.

Revenues by Category

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Three Months Ended
	December 31, 2022			December 31, 2021
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$70,963	$66,630	$137,593	$68,565	$68,585	$137,150
Other	10,807	4,614	15,421	3,865	4,955	8,820
Total Americas	81,770	71,244	153,014	72,430	73,540	145,970
EMEA	97,147	40,903	138,050	68,934	42,128	111,062
APAC	7,403	19,881	27,284	5,034	18,867	23,901
Total net revenues	$186,320	$132,028	$318,348	$146,398	$134,535	$280,933

	Six Months Ended
	December 31, 2022			December 31, 2021
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$144,277	$130,942	$275,219	$124,633	$135,916	$260,549
Other	26,832	8,712	35,544	11,664	8,322	19,986
Total Americas	171,109	139,654	310,763	136,297	144,238	280,535
EMEA	173,403	80,156	253,559	146,832	77,859	224,691
APAC	9,441	42,274	51,715	9,369	34,022	43,391
Total net revenues	$353,953	$262,084	$616,037	$292,498	$256,119	$548,617

For three months ended December 31, 2022 the Company generated 11% and 10% of its revenues from the Netherlands and Germany, respectively. For the six months ended December 31, 2022 the Company generated 10% each of its revenues from the Netherlands and Germany. For the six months ended December 31, 2021 the Company generated 10% of its revenues from the Netherlands. No other foreign country accounted for 10% or more of revenue for the three and six months ended December 31, 2022 and 2021.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Westcon Group, Inc.	19%	11%	17%	15%
TD Synnex Corporation	17%	21%	18%	22%
Jenne, Inc.	13%	18%	13%	16%
ScanSource, Inc.	11%	*	*	*
* Less than 10% of revenue

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	December 31, 2022	June 30, 2022
Jenne, Inc.	16%	28%
ScanSource, Inc.	10%	*
TD Synnex Corporation	10%	11%
* Less than 10% of accounts receivable.

4.	Business Combination

Fiscal 2022 Acquisition

Ipanema Acquisition

On September 14, 2021 (the “Acquisition Date”), the Company completed its acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of Infovista pursuant to a Sale and Purchase Agreement. Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million, which was funded through cash on hand. The primary reason for the acquisition was to acquire the talent and the technology to allow the Company to expand its portfolio with new cloud-managed SD-WAN and security offerings to support its enterprise customers.

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

The unaudited pro forma financial information for the three and six months ended December 31, 2021 combines the historical results for Extreme for that period, which include the results of Ipanema subsequent to the Acquisition Date, and Ipanema’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three months ended	Six Months Ended
	December 31, 2021*	December 31, 2021*
Net revenues	$280,438	$551,743
Net income	$15,562	$29,631
Net income per share – basic	$0.12	$0.23
Net income per share – diluted	$0.12	$0.22
Shares used in per share calculation – basic	129,403	128,863
Shares used in per share calculation – diluted	133,621	133,423

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

Inventories consist of the following (in thousands):

	December 31, 2022	June 30, 2022
Finished goods	$55,721	$40,733
Raw materials	8,042	8,498
Total inventories	$63,763	$49,231

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31, 2022	June 30, 2022
Computers and equipment	$78,042	$75,387
Purchased software	49,285	47,161
Office equipment, furniture and fixtures	9,465	9,463
Leasehold improvements	53,098	52,564
Total property and equipment	189,890	184,575
Less: accumulated depreciation and amortization	(144,179)	(134,997)
Property and equipment, net	$45,711	$49,578

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and six months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Balance beginning of period	$11,522	$10,780	$10,852	$11,623
Warranties assumed due to acquisition	—	—	—	41
New warranties issued	3,807	3,822	7,815	6,532
Warranty expenditures	(3,509)	(3,465)	(6,847)	(7,059)
Balance end of period	$11,820	$11,137	$11,820	$11,137

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and June 30, 2022 (in thousands).

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$475	$—	$475
Interest rate swaps	—	808	—	808
Total assets measured at fair value	$—	$1,283	$—	$1,283
Liabilities
Foreign currency derivatives	$—	$8	$—	$8
Total liabilities measured at fair value	$—	$8	$—	$8

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,314	$—	$1,314
Total assets measured at fair value	$—	$1,314	$—	$1,314
Liabilities
Foreign currency derivatives	$—	$31	$—	$31
Total liabilities measured at fair value	$—	$31	$—	$31

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

As of December 31, 2022 and June 30, 2022, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $11.1 million and $9.6 million, respectively. These contracts have maturities of 60 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income or expenses in the condensed consolidated statement of operations. For the three and six months ended December 31, 2022, there were net gains of $0.1 million and net losses of $0.4 million, respectively. For the three and six months ended December 31, 2021, there were net losses of less than $0.1 million and $0.2 million, respectively. As of December 31, 2022, the Company had foreign exchange forward contracts that were designated as hedging instruments with a notional principal amount of $5.5 million. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive income (loss). As of December 31, 2022, these contracts had an unrealized gain of $0.4 million. As of June 30, 2022, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of December 31, 2022 and June 30, 2022, the Company had interest rate swap contracts, designated as cash flow hedges, with the total notional amount of $75.0 million. Changes in the fair value of these contracts are recorded as a component of accumulated other comprehensive income (loss). As of December 31, 2022 and June 30, 2022, these contracts had unrealized gains of $0.8 million and $1.3 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2019 Credit Agreement (as defined in Note 8) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable for the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $262.0 million and $308.6 million as of December 31, 2022 and June 30, 2022, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of December 31, 2022, and June 30, 2022, the Company did not have any asset or liability that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ended December 31, 2022 and 2021. There were no impairments recorded for the three and six months ended December 31, 2022 and 2021.

7.	Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2022
Developed technology	3.0 years	$169,203	$153,441	$15,762
Customer relationships	3.4 years	64,665	57,728	6,937
Trade names	0.0 years	10,700	10,700	—
License agreements	3.9 years	2,445	2,160	285
Total intangibles, net*		$247,013	$224,029	$22,984

* Foreign intangible assets carrying amounts are affected by foreign currency translation.

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2022
Developed technology	3.3 years	$170,600	$146,560	$24,040
Customer relationships	3.9 years	64,839	56,704	8,135
Trade names	0.1 years	10,700	10,680	20
License agreements	4.4 years	2,445	2,125	320
Total intangibles, net*		$248,584	$216,069	$32,515

* Foreign intangible assets carrying amounts are affected by foreign currency translation.

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Amortization of intangibles in “Total cost of revenues”	$3,220	$4,149	$6,825	$9,435
Amortization of intangibles in “Total operating expenses”	504	804	1,027	1,958
Total amortization expense	$3,724	$4,953	$7,852	$11,393

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for most of the developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2023 (the remainder of fiscal 2023)	$7,166
2024	5,212
2025	4,450
2026	3,191
2027	1,430
Thereafter	1,535
Total	$22,984

Goodwill

The Company had Goodwill in the amount of $393.5 million and $400.1 million as of December 31, 2022 and June 30, 2022, respectively. The change in goodwill during the six months ended December 31, 2022 is due to foreign currency translation adjustment that is recorded as a component of accumulated other comprehensive loss.

8.	Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2022	June 30, 2022
Current portion of long-term debt:
Term Loan	$38,000	$35,625
Less: unamortized debt issuance costs	(2,181)	(2,276)
Current portion of long-term debt	$35,819	$33,349

Long-term debt, less current portion:
Term Loan	$224,000	$273,000
Less: unamortized debt issuance costs	(1,331)	(2,430)
Total long-term debt, less current portion	222,669	270,570
Total debt	$258,488	$303,919

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

The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (the “2019 Revolving Facility”). In addition, the Company may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million, plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, the Company used the additional proceeds from the term loan to partially fund the acquisition of Aerohive Networks, Inc. and for working capital and general corporate purposes.

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

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, the Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and, as such, the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021. Returning to compliance, the original terms and financial covenants under the 2019 Credit Agreement dated August 9, 2019 resumed in effect. During the three and six months ended December 31, 2022, the Company was in compliance with all the terms and financial covenants under the 2019 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations were $0.7 million for each of the three months ended December 31, 2022 and 2021 and totaled $1.5 million for each of the six months ended December 31, 2022 and 2021. The interest rate as of December 31, 2022 was 5.5% and as of December 31, 2021 was 1.86%.

 As of December 31, 2022, the Company did not have any outstanding balance against its 2019 Revolving Facility’s outstanding balance. The Company had $60.2 million of availability under the 2019 Revolving Facility as of December 31, 2022. During the six months ended December 31, 2022 and 2021, the Company made an additional payment of $30.0 million and $12.0 million against its term loan facility, respectively.

The Company had $14.8 million of outstanding letters of credit as of December 31, 2022.

9.	Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2022, the Company had commitments to purchase $57.1 million of inventory.

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

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of certain U.S. Patents based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The Court dismissed the case without prejudice on January 4, 2022 and on April 18, 2022, entered final judgment in favor of the Company. XR filed a notice of appeal on May 9, 2022 and the Company and other defendants filed a response brief on November 7, 2022.

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

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleges infringement of the German portion of a second patent (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. Orckit is seeking injunctive relief, accounting and sales information, and a declaration of liability for damages as well as costs of the lawsuit. On October 13, 2020, the Court issued an infringement decision against the Company and granted Orckit the right to enforce the judgment against the Company, which Orckit has provided notification to the Company that it will enforce the judgment. In the rendering of account, Orckit was informed that the products at issue were in end of sale status prior to the filing of the EP ‘077 complaint. The Company has appealed the infringement decision, and the matter is proceeding through the appellate process.

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The Federal Patent Court in Munich found the EP ‘364 patent to be valid and the Company has filed an appeal. On October 25, 2022, the Federal Patent Court in Munich issued an opinion partially invalidating the EP ‘077 patent and the Company has filed an appeal.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software.  SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company filed a motion to transfer the case to the Northern District of California. The motion to dismiss was denied in part and denied without prejudice in part. The Company also filed, and was granted, a motion to compel mediation. The parties conducted a mediation from January 19 to January 26, 2023. The trial date set for February 2023 has been rescheduled to January 2024.

Mala Technologies Ltd. v. Extreme Networks GmbH, Extreme Networks Ireland Ops Ltd., and Extreme Networks, Inc.

On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany.  The lawsuit alleges indirect infringement of the German portion of a patent (“EP ‘498”) based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system.  Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On December 20, 2022, the trial court ruled that the Company did not infringe the EP ‘498 patent and dismissed Mala’s complaint entirely. Mala has filed an appeal.

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021. This matter is still pending.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals’ reasonable legal expenses and possible damages and other liabilities incurred in connection with certain legal matters. The Company also procures Directors and Officers liability insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain.  While it is not possible to estimate the maximum potential amount that could be owed under these governing documents and agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

10.	Stockholders’ Equity

Stockholders’ Rights Agreement

On May 17, 2021, the Company entered into the Amended and Restated Tax Benefit Preservation Plan (the “2021 Tax Benefit Preservation Plan”), which amended and restated the Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC, as the rights agent. The 2021 Tax Benefit Preservation Plan was approved by stockholders of the Company at the annual meeting of stockholders held on November 4, 2021. The 2021 Tax Benefit Preservation Plan governs the terms of each right (“Right”) that has been issued with respect to each share of common stock of Extreme Networks. Each Right initially represents the right to purchase one one-thousandth of a share of the Company’s Preferred Stock.

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

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 12, 2022 to increase the maximum number of available shares by 6.5 million shares. The amendment was approved by the stockholders of the Company at the annual meeting of stockholders held on November 17, 2022.

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

Common Stock Repurchases

On May 18, 2022, the Company announced the Board had authorized management to repurchase up to $200.0 million of shares of the Company’s common stock over a three-year period commencing July 1, 2022 (as amended, the “2022 Repurchase Program”). Initially, under the 2022 Repurchase program, a maximum of $25.0 million of shares was authorized to be repurchased in any quarter; however, on November 17, 2022, the Board increased the authorization to repurchase shares in any quarter from up to $25.0 million of shares per quarter to up to $50.0 million of shares per quarter. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

During the three and six months ended December 31, 2022, the Company repurchased a total of 2,578,175 shares of its common stock on the open market at a total cost of $49.8 million with an average price of $19.32 per share. During the three and six months ended December 31, 2021, the Company repurchased a total of 1,829,333 shares of its common stock on the open market at total cost of $25.0 million with an average price of $13.65 per share pursuant to a share repurchase authorization that was replaced by the 2022 Repurchase Program. As of December 31, 2022, approximately $150.2 million remains available for share repurchases under the 2022 Repurchase Program.

11.	Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	December 31, 2022	June 30, 2022
2013 Equity Incentive Plan shares available for grant	9,764	11,430
Employee stock options and awards outstanding	10,830	7,616
2014 Employee Stock Purchase Plan	9,280	9,961
Total shares reserved for issuance	29,874	29,007

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cost of product revenues	$499	$303	$873	$613
Cost of service and subscription revenues	966	351	1,638	713
Research and development	3,962	2,664	7,052	5,122
Sales and marketing	5,910	3,860	10,549	7,435
General and administrative	6,059	4,155	11,073	7,894
Total share-based compensation expense	$17,396	$11,333	$31,185	$21,777

Stock Options

The following table summarizes stock option activity for the six months ended December 31, 2022 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2022	1,187	$6.56	3.70	$2,801
Granted	—	—
Exercised	—	—
Canceled	—	—
Options outstanding at December 31, 2022	1,187	$6.56	3.20	$13,948
Vested and expected to vest at December 31, 2022	1,187	$6.56	3.20	$13,948
Exercisable at December 31, 2022	1,068	$6.55	3.14	$12,562

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the  three and six months ended December 31, 2022 and 2021. There were no stock options exercised during the three and six months ended December 31, 2022.

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

The following table summarizes stock award activity for the six months ended December 31, 2022 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2022	6,429	$9.57
Granted	6,186	14.50
Released	(2,731)	8.30
Canceled	(241)	11.31
Non-vested stock awards outstanding at December 31, 2022	9,643	$13.05	$176,564
Stock awards expected to vest at December 31, 2022	9,643	$13.05	$176,564

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the six months ended December 31, 2022 included 1.4 million RSUs including the market condition awards discussed below to named executive officers and directors.

Market Condition Awards

During the six months ended December 31, 2022 and 2021, the Compensation Committee of the Board granted 1.0 million and 0.7 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”).  The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant, as indicated in the table below. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the MSUs granted during the six months ended December 31, 2022 was $16.57 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 67%, risk-free rate of 3.12%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

Employee Stock Purchase Plan

The fair value of each share purchase option under the ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the ESPP represents the term of the offering period of each option. The risk-free rate is based upon the estimated life and on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s common stock.

There were 0.7 million and 1.0 million shares issued under the ESPP during the six months ended December 31, 2022 and 2021, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	December 31, 2022	December 31, 2021
Expected life	0.5 years	0.5 years
Risk-free interest rate	3.12%	0.05%
Volatility	60%	52%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the six months ended December 31, 2022 and 2021 was $4.38 and $3.18 per share, respectively.

12.	Information about Segments and Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment and related software. The Company conducts business globally and is managed geographically. Revenues are attributed to a geographical area based on the billing address of customers. The Company operates in three geographical areas: Americas, EMEA, and APAC. The Company’s chief operating decision maker, who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	December 31, 2022	June 30, 2022
Americas	$122,896	$130,715
EMEA	35,837	36,792
APAC	12,283	11,770
Total long-lived assets	$171,016	$179,277

13.	Derivatives and Hedging

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of December 31, 2022 and 2021, the total notional amount of these interest rate swaps were $75.0 million and $200.0 million, respectively, and had maturity dates through April 2023. As of December 31, 2022 and 2021, these contracts had unrealized gains of $0.8 million and unrealized losses of $0.3 million, respectively, and are recorded in “Accumulated other comprehensive income (loss)” with the associated asset in “Prepaid expenses and other current assets” or with the associated liability in “Other accrued liabilities,” respectively, in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive income (loss) related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.8 million will be reclassified to interest income over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income, net” in the accompanying condensed consolidated statements of operations. As of December 31, 2022 and 2021, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amounts of $11.1 million and $20.4 million, respectively. These contracts have maturities of 60 days or less. The net gains and losses recorded in the condensed consolidated statement of operations from these contracts during the three and six months ended December 31, 2022 were net gain of $0.1 million and net loss of $0.4 million, respectively, and during the three and six months ended December 31, 2021 there were net losses of less than $0.1 million and $0.2 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For foreign exchange forward contracts designated as hedging instruments, gains and losses arising from these contracts are recorded as a component of “accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets. The hedging gains and losses in “accumulated other comprehensive income (loss)” are subsequently reclassified to expenses, as applicable, in the condensed consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of December 31, 2022 and 2021, foreign exchange forward contracts designated as hedging instruments had the notional amount of $5.5 million and $5.7 million, respectively. These contracts have maturities of less than twelve months, and unrealized gains and losses arising from these contracts designated as hedging instruments are recorded as a component of “accumulated other comprehensive income (loss)”. As of December 31, 2022 and 2021, these contracts had unrealized gain of $0.4 million and unrealized loss of $0.3 million respectively.

For the three months ended December 31, 2022 and 2021, the Company recognized total foreign currency gain of less than $0.1 million and losses of less than $0.1 million, respectively, and for the six months ended December 31, 2022 and 2021, the Company recognized total foreign currency gains of $0.8 million and $0.3 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

14.	Restructuring and Related Charges

The Company recorded $0.5 million and $1.0 million of restructuring and related charges during the three and six months ended December 31, 2022, respectively, which included additional facilities charges related to previously impaired facilities. As of June 30, 2022, the Company has completed all the restructuring activities under the 2020 Plan noted below and no restructuring liabilities remain in the accompanying condensed consolidated balance sheets.

The Company recorded $0.3 million and $0.6 million of restructuring and related charges during the three and six months ended December 31, 2021 which primarily included additional facility related expenses related to previously impaired facilities. The Company had minimal activity related to the 2020 Plan during the three months ended December 31, 2021. Severance and benefit restructuring charges consisted primarily of employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company relocated certain of its lab test equipment to third-party consulting companies. The Company incurred $9.6 million of charges under the 2020 Plan through June 30, 2022.

Restructuring liabilities related to severance, benefits, and equipment relocation obligations are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of December 31, 2021, the restructuring liability was less than $0.1 million.

15.	Income Taxes

For the three months ended December 31, 2022 and 2021, the Company recorded an income tax provision of $2.6 million and $1.8 million, respectively. For the six months ended December 31, 2022 and 2021, the Company recorded an income tax provision of $4.4 million and $3.9 million, respectively.

The income tax provisions for the three and six months ended December 31, 2022 and 2021, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”) and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from

Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three and six months ended December 31, 2022 and 2021 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.  The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable including past operating results, estimates of future taxable income, changes to enacted tax laws, and the feasibility of tax planning strategies; such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s inconsistent earnings in recent periods, including a cumulative loss over the last three years, coupled with its difficulty in forecasting future revenue trends by jurisdiction and the cyclical nature of its business represent sufficient negative evidence to require full valuation allowances against its U.S. federal and state net deferred tax assets as well as a portion of the deferred tax assets in Ireland.  These valuation allowances will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company's deferred tax assets. In the event the Company changes its determination as to the amount of deferred tax assets that can be realized, it will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On September 14, 2021, the Company completed its acquisition of Ipanema. This acquisition is treated as a non-taxable stock acquisition and, therefore, Extreme will have carryover tax basis in the assets and liabilities acquired. A deferred tax liability has been established for the non-deductible amortization of the associated intangibles under US GAAP.

The Company had $18.4 million of unrecognized tax benefits as of December 31, 2022. If fully recognized in the future, $0.3 million would impact the effective tax rate and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate.  The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

The following table presents the calculation of net income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income	$17,931	$13,341	$30,516	$26,037
Weighted-average shares used in per share calculation – basic	130,465	129,403	130,377	128,863
Options to purchase common stock	717	702	635	677
Restricted stock units	3,164	3,340	2,760	3,795
Employee Stock Purchase Plan shares	107	176	61	88
Weighted-average shares used in per share calculation – diluted	134,453	133,621	133,833	133,423

Net income per share – basic and diluted
Net income per share – basic	$0.14	$0.10	$0.23	$0.20
Net income per share – diluted	$0.13	$0.10	$0.23	$0.20

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Restricted stock units	437	7	306	8
Employee Stock Purchase Plan shares	678	764	529	620
Total shares excluded	1,115	771	835	628

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the second quarter ended December 31, 2022 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD-WAN”) infrastructure equipment. The Company’s cloud solution is a single platform that offers unified network management of wireless access points, switches, and SD-WAN. It leverages machine learning, Artificial Intelligence Operations and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments and uncover actionable insights saves time, lowers costs and streamlines operations. Extreme is currently managing more than two million devices in the cloud.

Extreme has been pushing the boundaries of networking technology since 1996, driven by a higher purpose of helping our customers connect beyond the network. Extreme’s cloud networking technologies provide flexibility and scalability in deployment, management, and licensing of networks globally. Our global footprint provides service to more than 50,000 customers and 10 million daily end users across the world including some of the world’s leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Industry Background

Enterprises are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. Machine Learning (“ML”) and Artificial Intelligence (“AI”) technologies have the potential to vastly improve the network experience in the post-pandemic world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and AI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of the distribution of the network.

As the edge of the network continues to expand, our customers are faced with managing more endpoints. With that comes a host of challenges. This continued expansion creates issues such as: a higher risk of cyberattacks, an increase in applications running across the network which creates a need for more bandwidth.

With more endpoints to manage, application performance suffers, and the tug on internal systems and IT staff becomes more intense. There are more alarms, more IT tickets and often time technology that is being overworked. Most times they have little visibility into the root cause of the problem and are left trying to pinpoint where, when and how these issues exist. Meanwhile, organizational productivity suffers.

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

As enterprises continue to migrate increasing numbers of applications and services to either private clouds or public clouds offered by third parties and to adopt new IT delivery models and applications, they are required to make fundamental network alterations and enhancements spanning from device access points (“AP”) to the network core. In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. With automation applications becoming increasingly critical in manufacturing, warehousing, logistics, healthcare and other key industries, we believe this will continue to create demand for networking technology to serve as a foundation to run these services.

Service providers are investing in network enhancements with platforms and applications that deliver data insights, provide flexibility, and can quickly respond to new user demands and 5G use cases.

We believe Extreme will continue to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic fabric attach architecture that delivers simplicity for moves and changes at the edge of the network together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching, Wi-Fi, and SD-WAN, agnostic of the existing switching or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership and more flexibility along with a more resilient network.

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), and SD-WAN solutions to be approximately $33 billion and growing at approximately 12% annually over the next three years. This comprises of $22 billion for campus networking, $4.6 billion for 5G service available market in 5G and data centers, for which Extreme is targeting growing to approximately $50 - $100 million per year over the next three to five years, and a $2.2 billion SD-WAN market. We also participate in the $4 billion networking software market for solutions such as cloud-based network management, network automation, on-premises network management, and other networking related software.

The Extreme Strategy

Extreme makes networking intelligent, flexible, and most importantly a strategic asset. The combination of our solutions provides the connectivity, bandwidth, performance, and insights that organizations of all sizes need to move their organization forward. IT leaders are now tasked with ensuring the global, hybrid workforce is functional and successful no matter where they are and ensure people can work wherever they want. The data that sits in the network provides a goldmine of insights that guide our customers to find new ways to drive better outcomes. Cloud allows customers to gain real-time visibility and insights into areas such as app usage, location, and workflow patterns across their environment, helping to inform strategic business decisions and create personalized experiences. Customers benefit from visibility, control, and reduced time to resolution. This is the cornerstone of our One Network, One Cloud, One Extreme vision.

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

•

Provide a differentiated end-to-end cloud architecture.  Cloud networking is estimated to be a $4.1 billion segment of the networking market comprised of cloud managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at a 13% over the next three years, according to data from 650 Group Market Research. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the Internet of Things (“IoT”) edge to the enterprise data center. Key characteristics of our cloud architecture include:

o	A robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the core.
o	Cloud Choice for customers: Our cloud networking solution is available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure).
o	Enhanced Network Data plans to improve an organization’s ability to make smarter, more effective business decisions.
o

Consumption Flexibility: Offer a range of financing and network purchase options. Our value-based subscription tiers (including Connect, Navigator and Pilot) provide customers with flexibility to grow as they go, as well as offer pool-able and portable licenses that can be transferred between products (e.g., access points and switches) at one fixed price.

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
o

Universal licensing with one portable management license for any device and for any type of management.  For switches, operating system feature licenses are portable, and bulk activated through ExtremeCloud IQ.

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

Key Financial Metrics

During the second quarter of fiscal 2023, we achieved the following results:

•	Net revenues of $318.3 million compared to $280.9 million in the second quarter of fiscal 2022.
•	Product revenues of $223.4 million compared to $191.1 million in the second quarter of fiscal 2022.
•	Service and subscription revenues of $94.9 million compared to $89.8 million in the second quarter of fiscal 2022.
•	Total gross margin of 57.1% of net revenues compared to 56.5% of net revenues in the second quarter of fiscal 2022.
•	Operating income of $23.4 million compared to $18.1 million in the second quarter of fiscal 2022.
•	Net income of $17.9 million compared to $13.3 million in the second quarter of fiscal 2022.

During the first six months of fiscal 2023, we reflected the following results:

•	Cash flows provided by operating activities of $120.3 million compared to $62.5 million in the six months ended December 31, 2021.
•	Cash of $202.5 million as of December 31, 2022 compared to $194.5 million as of June 30, 2022.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2022	December 31, 2021	$ Change	% Change	December 31, 2022	December 31, 2021	$ Change	% Change
Net revenues:
Product	$223,445	$191,102	$32,343	16.9%	$429,721	$376,263	$53,458	14.2%
Percentage of net revenues	70.2%	68.0%			69.8%	68.6%
Service and subscription	94,903	89,831	5,072	5.6%	186,316	172,354	13,962	8.1%
Percentage of net revenues	29.8%	32.0%			30.2%	31.4%
Total net revenues	$318,348	$280,933	$37,415	13.3%	$616,037	$548,617	$67,420	12.3%

Product revenues increased $32.3 million or 16.9% for the three months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. Product revenues increased $53.5 million or 14.2% for the six months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increases in product revenues were primarily due to strong demand for our products and higher shipments resulting from an easing in supply chain constraints which had impacted our ability to fulfill the demand for our products.

Service and subscription revenues increased $5.1 million or 5.6% for the three months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. Service and subscription revenues increased $14.0 million or 8.1% for the six months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increases in service and subscription revenues were primarily due to the growth in our subscription business.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2022	December 31, 2021	$ Change	% Change	December 31, 2022	December 31, 2021	$ Change	% Change
Gross profit:
Product	$119,858	$100,169	$19,689	19.7%	$226,371	$204,386	$21,985	10.8%
Percentage of product revenues	53.6%	52.4%			52.7%	54.3%
Service and subscription	61,797	58,617	3,180	5.4%	121,992	110,003	11,989	10.9%
Percentage of service and subscription revenues	65.1%	65.3%			65.5%	63.8%
Total gross profit	$181,655	$158,786	$22,869	14.4%	$348,363	$314,389	$33,974	10.8%
Percentage of net revenues	57.1%	56.5%			56.5%	57.3%

Product gross profit increased $19.7 million or 19.7% for the three months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in product gross profit was primarily due to increased product revenues along with lower amortization of intangibles due to certain intangibles being fully amortized, lower distribution costs due to easing of supply chain constraints, partially offset by higher product costs and higher excess and obsolete inventory.

Product gross profit increased $22.0 million or 10.8% for the six months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in product gross profit was primarily due to increased product revenues along with lower amortization of intangibles due to certain intangibles being fully amortized, partially offset by higher product costs, higher overhead costs and higher excess and obsolete inventory.

Service and subscription gross profit increased $3.2 million or 5.4% for the three months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. Service and subscription gross profit increased $12.0 million or 10.9% for the six months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increases in service and subscription gross profits were primarily due to increased service and subscription revenues, partially offset by higher cloud services costs.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Six Months Ended
	December 31, 2022	December 31, 2021	$ Change	% Change	December 31, 2022	December 31, 2021	$ Change	% Change
Research and development	$52,618	$48,080	$4,538	9.4%	$103,607	$95,846	$7,761	8.1%
Sales and marketing	80,538	71,565	8,973	12.5%	158,920	141,092	17,828	12.6%
General and administrative	24,085	17,877	6,208	34.7%	42,632	34,880	7,752	22.2%
Acquisition and integration costs	—	2,113	(2,113)	(100.0)%	390	3,623	(3,233)	(89.2)%
Restructuring and related charges	476	292	184	63.0%	957	571	386	67.6%
Amortization of intangibles	504	804	(300)	(37.3)%	1,027	1,958	(931)	(47.5)%
Total operating expenses	$158,221	$140,731	$17,490	12.4%	$307,533	$277,970	$29,563	10.6%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $4.5 million or 9.4% for the three months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in research and development expenses was primarily due to a $1.6 million increase in personnel costs due to higher compensation costs primarily related to share-based compensation, a $0.4 million increase in consultant fees, a $0.9 million increase in software licenses and engineering project costs, a $0.7 million increase in equipment related costs, a $0.4 increase in facility and information technology costs and a $0.5 million increase in other costs primarily related to travel and recruiting expenses.

Research and development expenses increased by $7.8 million or 8.1% for the six months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in research and development expenses was primarily due to a $3.3 million increase in personnel related costs due to higher compensation costs primarily related to share-based compensation, a $0.7 million increase in consultant fees, a $1.4 million increase in software licenses and engineering project costs, a $1.0 million increase in equipment related costs, a $0.7 increase in facility and information technology costs and a $0.7 million increase in other costs primarily related to travel and recruiting expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $9.0 million or 12.5% for the three months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in sales and marketing expenses was primarily due to a $7.0 million increase in personnel costs due to higher compensation and benefits costs primarily related to higher commissions and share-based compensation, a $1.3 million increase in travel costs and a $0.9 million increase in marketing and facilities related costs, partially offset by a $0.2 million decrease in equipment and other expenses.

Sales and marketing expenses increased by $17.8 million or 12.6% for the six months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in sales and marketing expenses was primarily due to a $11.8 million increase in personnel costs due to higher compensation and benefits costs primarily related to higher commission and share-based compensation, a $4.1 million increase in travel costs and a $2.0 million increase in marketing and other related expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $6.2 million or 34.7% for the three months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in general and administrative expenses was primarily due to a $2.9 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $1.4 million increase in professional service fees and a $2.3 million increase in litigation charges, partially offset by a net $0.4 million decrease in facilities and other costs.

General and administrative expenses increased by $7.8 or 22.2% for the six months ended December 31, 2022 as compared to the corresponding period in fiscal 2022. The increase in general and administrative expenses was primarily due to a $4.5 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $0.8 million increase in professional service fees, a $2.3 million increase in litigation charges and a net $0.2 million increase in other costs.

Acquisition and Integration Costs

During the three months ended December 31, 2022, we did not incur any acquisition and integration costs . During the six months ended December 31, 2022, we incurred acquisition and integration costs of $0.4 million, which primarily  consisted of professional fees and certain compensation charges related to the acquisition of Ipanema.

During the three and six months ended December 31, 2021, we incurred $2.1 million and $3.6 million, respectively, of acquisition and integration costs, which primarily  consisted of professional fees for legal advisory services, system and product integrations and financial services related to the acquisition of Ipanema.

Restructuring and Related Charges

For the three and six months ended December 31, 2022, we recorded restructuring and related charges of $0.5 million and $1.0 million, respectively, which primarily consisted of facility-related charges related to our previously impaired facilities.

For the three and six months ended December 31, 2021, we recorded restructuring charges of $0.3 million and $0.6 million, respectively, which primarily consisted of facility related charges related to our previously impaired facilities.

Amortization of Intangibles

During the three months ended December 31, 2022 and 2021, we recorded $0.5 million and $0.8 million, respectively, of operating expenses for amortization of intangibles. During the six months ended December 31, 2022 and 2021, we recorded $1.0 million and $2.0 million, respectively. The decreases were primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended December 31, 2022 and 2021, we recorded $3.9 million and $3.1 million, respectively, in interest expense. During the six months ended December 31, 2022 and 2021, we recorded $7.7 million and $7.0 million, respectively, in interest expense. The increases in interest expense were primarily driven by rising interest rates on our 2019 Credit Agreement.

Other Income, Net

During the three months ended December 31, 2022 and 2021, we recorded other income, net of $0.1 million and $0.1 million, respectively. During the six months ended December 31, 2022 and 2021, we recorded other income, net of $0.5 million and $0.2 million, respectively. The changes for the three and six months ended December 31, 2022 was primarily due to foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2022 and 2021, we recorded an income tax provision of $2.6 million and $1.8 million, respectively. For the six months ended December 31, 2022 and 2021, we recorded an income tax provision of $4.4 million and $3.9 million, respectively.

The income tax provisions for the three and six months ended December 31, 2022 and 2021 consisted of (1) taxes on the income of our foreign subsidiaries, (2) foreign withholding taxes, (3) state taxes in jurisdictions where we have no remaining state net operating losses and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2022, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•	Revenue Recognition
•	Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	December 31, 2022	June 30, 2022
Cash	$202,521	$194,522

As of December 31, 2022, our principal sources of liquidity consisted of cash of $202.5 million, accounts receivable, net of $152.1 million, and available borrowings under our five-year 2019 Revolving Facility of $60.2 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $202.5 million of cash at December 31, 2022, our cash flow from operations, and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On May 18, 2022, our Board of Directors authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended December 31, 2022, we repurchased a total of 2,578,175 shares of common stock on the open market at a total cost of $49.8 million. As of December 31, 2022, we have $150.2 million available under our share repurchase program.

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

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Quarterly Report on Form 10-Q for the period ended March 31, 2021. During the three and six months ended December 31, 2022, we were in compliance with all the original terms and financial covenants under the 2019 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Six Months Ended
	December 31, 2022	December 31, 2021
Net cash provided by operating activities	$120,337	$62,482
Net cash used in investing activities	(6,271)	(76,170)
Net cash used in financing activities	(105,611)	(59,394)
Foreign currency effect on cash	(456)	(264)
Net increase (decrease) in cash	$7,999	$(73,346)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2022, were $120.3 million, including our net income of $30.5 million and non-cash expenses of $50.3 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest. Other sources of cash for the period included a decrease in accounts receivable and increases in accounts payable, accrued compensation and deferred revenue. This was partially offset by increases in inventories, prepaid expenses and other current assets and decreases in operating lease liabilities and other current and long-term liabilities.

Cash flows provided by operations in the six months ended December 31, 2021 were $62.5 million, including our net income of $26.0 million and non-cash expenses of $54.1 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included a decrease in accounts receivable and increase in deferred revenue. This was partially offset by increases in inventories and prepaid expenses and other current assets and decreases in accounts payable, accrued compensation, operating lease liabilities and other current and long-term liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2022 were $6.3 million for the purchases of property and equipment.

Cash flows used in investing activities in the six months ended December 31, 2021 were $76.2 million primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $6.7 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2022 were $105.6 million due primarily to debt repayments of $46.6 million, $2.0 million for deferred payments on acquisitions, share repurchase of $49.8 million under our share repurchase program, and $7.2 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”).

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

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the six months ended December 31, 2022, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound, and the EURO.

Contractual Obligations

As of December 31, 2022, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our 2019 Credit Agreement. As of December 31, 2022, we had $262.0 million of debt outstanding which are payable on quarterly installments through our fiscal year 2025. We are subject to interest rate on our debt obligations and unused commitment fee. See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of December 31, 2022, we had non-cancelable commitments to purchase $57.1 million of inventory. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of December 31, 2022, we had contractual commitments of $44.7 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2032. As of December 31, 2022, the value of our obligations under operating leases was $47.7 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of December 31, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report.  At December 31, 2022, we had $262.0 million of debt outstanding, all of which was from the 2019 Credit Agreement.  During the quarter ended December 31, 2022, the average daily outstanding amount was $271.4 million, with a high of $271.5 million and a low of $262.0 million.

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

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2022, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of December 31, 2022, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of December 31, 2022	100 bps	50 bps
Debt	$(2,714)	$(1,357)	$271,397	$2,714	$1,357
Interest Rate Swaps	750	375	(75,000)	(750)	(375)
Net	$(1,964)	$(982)	$196,397	$1,964	$982

*	Underlying interest rate was 5.5% as of December 31, 2022.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of December 31, 2022 and 2021 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $11.1 million and $20.4 million, respectively. These contracts have maturities of less than 60 days. Changes in the fair value of derivatives are recognized in “other income, net”. As of December 31, 2022 and 2021, we had forward foreign currency contracts designated as hedging instruments with a notional amount of $5.5 million and $5.7 million, respectively. These contracts have maturities of less than twelve months. Gains and losses arising from these contracts designated as hedging instruments are recorded as a component of “accumulated other comprehensive income (loss)”. As of December 31, 2022 and 2021, these contracts had unrealized gain of $0.4 million and unrealized loss of $0.3 million, respectively, which are recorded in “accumulated other comprehensive income (loss)” with the associated asset or liability in the accompanying condensed consolidated balance sheets.

Foreign currency transaction gains and losses from operations were gains of less than $0.1 million and losses of less than $0.1 million for the three months ended December 31, 2022 and 2021, respectively. Foreign currency transaction gains and losses from operations were gains of $0.8 million and $0.3 million for the six months ended December 31, 2022 and 2021, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three and six months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and Note 9, Commitments and Contingencies, to the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report on Form 10-Q which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2022 and our Quarterly Report on Form 10-Q for the three months period ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended December 31, 2022.

The following table provides stock repurchase activity during the three months ended December 31, 2022 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total		Total Number of Shares	of Shares
	Number of	Average	Purchased as Part of	That May Yet Be Purchased
	Shares	Price Paid	Publicly Announced	Under the Plans or Programs
	Purchased	per Share	Plans or Programs	(1)
Beginning available to repurchase				$200,000
October 1, 2022 - October 31, 2022	—	—	—	200,000
November 1, 2022 - November 30, 2022	1,874	19.16	1,874	164,094
December 1, 2022 - December 31, 2022	704	19.73	704	150,204
Total	2,578	$19.32	2,578
Remaining available to repurchase				$150,204
(1)

On May 18, 2022, the Company announced that its Board of Directors had authorized management to repurchase up to $200.0 million of its common stock over a three-year period commencing on July 1, 2022. Refer to Note 10, “Stockholders’ Equity,” in Notes to the Consolidated Financial Statements included elsewhere in this Report for further information regarding the Company’s share repurchase program.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)	Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

4.1	Amended and Restated Certificate of Incorporation	8-K	11/18/2022	3.1

4.2	Amended and Restated Bylaws	8-K	11/18/2022	3.2

10.1	Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan	S-8	12/15/2022	99.1

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ REMI THOMAS
Remi Thomas
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) January 27, 2023