Form 10-Q
period 2023-03-31
EXTREME NETWORKS INC
filed 2023-04-27
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§-232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2023, the registrant had 128,997,325 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2023

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash	$202,996	$194,522
Accounts receivable, net	158,637	184,097
Inventories	70,310	49,231
Prepaid expenses and other current assets	70,129	61,239
Total current assets	502,072	489,089
Property and equipment, net	45,230	49,578
Operating lease right-of-use assets, net	36,311	36,454
Intangible assets, net	19,622	32,515
Goodwill	394,668	400,144
Other assets	70,496	60,730
Total assets	$1,068,399	$1,068,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $2,128 and $2,276, respectively	$35,872	$33,349
Accounts payable	95,960	84,338
Accrued compensation and benefits	48,055	53,710
Accrued warranty	12,302	10,852
Current portion of operating lease liabilities	11,881	13,956
Current portion of deferred revenue	268,561	238,262
Other accrued liabilities	54,215	65,714
Total current liabilities	526,846	500,181
Deferred revenue, less current portion	195,675	163,357
Long-term debt, less current portion, net of unamortized debt issuance costs of $812 and $2,430, respectively	198,188	270,570
Operating lease liabilities, less current portion	33,446	33,256
Deferred income taxes	7,789	7,717
Other long-term liabilities	3,263	3,086
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 143,296 and 139,742 shares issued, respectively; 128,888 and 129,263 shares outstanding, respectively	143	140
Additional paid-in-capital	1,160,289	1,115,416
Accumulated other comprehensive loss	(12,922)	(3,055)
Accumulated deficit	(881,425)	(934,072)
Treasury stock at cost, 14,408 and 10,479 shares, respectively	(162,893)	(88,086)
Total stockholders’ equity	103,192	90,343
Total liabilities and stockholders’ equity	$1,068,399	$1,068,510

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net revenues:
Product	$241,058	$198,373	$670,779	$574,636
Service and subscription	91,449	87,135	277,765	259,489
Total net revenues	332,507	285,508	948,544	834,125
Cost of revenues:
Product	108,915	92,582	312,265	264,459
Service and subscription	31,654	31,568	95,978	93,919
Total cost of revenues	140,569	124,150	408,243	358,378
Gross profit:
Product	132,143	105,791	358,514	310,177
Service and subscription	59,795	55,567	181,787	165,570
Total gross profit	191,938	161,358	540,301	475,747
Operating expenses:
Research and development	54,837	49,615	158,444	145,461
Sales and marketing	83,962	72,840	242,882	213,932
General and administrative	21,683	17,714	64,315	52,594
Acquisition and integration costs	—	2,833	390	6,456
Restructuring and related charges	1,363	407	2,320	978
Amortization of intangibles	510	638	1,537	2,596
Total operating expenses	162,355	144,047	469,888	422,017
Operating income	29,583	17,311	70,413	53,730
Interest income	774	109	2,055	302
Interest expense	(3,946)	(2,794)	(11,656)	(9,750)
Other income (expense), net	(367)	54	142	297
Income before income taxes	26,044	14,680	60,954	44,579
Provision for income taxes	3,913	1,856	8,307	5,718
Net income	$22,131	$12,824	$52,647	$38,861

Basic and diluted income per share:
Net income per share – basic	$0.17	$0.10	$0.41	$0.30
Net income per share – diluted	$0.17	$0.10	$0.39	$0.29

Shares used in per share calculation – basic	128,816	129,913	129,864	129,321
Shares used in per share calculation – diluted	133,025	133,415	133,716	133,779

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income	$22,131	$12,824	$52,647	$38,861
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains on interest rate swaps	16	908	344	1,169
Reclassification adjustment related to interest rate swaps	(732)	231	(1,567)	797
Change in unrealized gains and losses on foreign currency forward contracts	(315)	275	44	214
Net change from derivatives designated as hedging instruments	(1,031)	1,414	(1,179)	2,180
Net change in foreign currency translation adjustments	1,655	57	(8,688)	(689)
Other comprehensive income (loss)	624	1,471	(9,867)	1,491
Total comprehensive income	$22,755	$14,295	$42,780	$40,352

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at December 31, 2021	137,478	$137	$1,092,646	$(2,791)	(8,426)	$(68,087)	$(952,306)	$69,599
Net income	—	—	—	—	—	—	12,824	12,824
Other comprehensive income	—	—	—	1,471	—	—	—	1,471
Issuance of common stock from equity incentive plans, net of tax withholdings	1,637	2	4,514	—	—	—	—	4,516
Share-based compensation	—	—	10,853	—	—	—	—	10,853
Balance at March 31, 2022	139,115	139	$1,108,013	$(1,320)	(8,426)	$(68,087)	$(939,482)	$99,263

Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	$(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	38,861	38,861
Other comprehensive income	—	—	—	1,491	—	—	—	1,491
Issuance of common stock from equity incentive plans, net of tax withholdings	5,836	6	(3,219)	—	—	—	—	(3,213)
Repurchase of stock	—	—	—	—	(1,829)	(24,974)	—	(24,974)
Share-based compensation	—	—	32,630	—	—	—	—	32,630
Balance at March 31, 2022	139,115	$139	$1,108,013	$(1,320)	(8,426)	$(68,087)	$(939,482)	$99,263

Balance at December 31, 2022	142,137	$142	$1,139,416	$(13,546)	(13,057)	$(137,889)	$(903,556)	$84,567
Net income	—	—	—	—	—	—	22,131	22,131
Other comprehensive income	—	—	—	624	—	—	—	624
Issuance of common stock from equity incentive plans, net of tax withholdings	1,159	1	5,497	—	—	—	—	5,498
Repurchase of stock	—	—	—	—	(1,351)	(25,004)	—	(25,004)
Share-based compensation	—	—	15,376	—	—	—	—	15,376
Balance at March 31, 2023	143,296	$143	$1,160,289	$(12,922)	(14,408)	$(162,893)	$(881,425)	$103,192

Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	52,647	52,647
Other comprehensive loss	—	—	—	(9,867)	—	—	—	(9,867)
Issuance of common stock from equity incentive plans, net of tax withholdings	3,554	3	(1,688)	—	—	—	—	(1,685)
Repurchase of stock	—	—	—	—	(3,929)	(74,807)	—	(74,807)
Share-based compensation	—	—	46,561	—	—	—	—	46,561
Balance at March 31, 2023	143,296	$143	$1,160,289	$(12,922)	(14,408)	$(162,893)	$(881,425)	$103,192

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$52,647	$38,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,014	15,324
Amortization of intangible assets	11,415	15,670
Reduction in carrying amount of right-of-use asset	9,274	11,641
Provision for doubtful accounts	245	(3)
Share-based compensation	46,561	32,630
Deferred income taxes	338	228
Non-cash interest expense	756	3,611
Other	(6,148)	41
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	25,216	(5,068)
Inventories	(21,989)	(4,925)
Prepaid expenses and other assets	2,226	(28,054)
Accounts payable	12,570	8,481
Accrued compensation and benefits	(6,158)	(28,227)
Operating lease liabilities	(11,172)	(14,524)
Deferred revenue	46,502	16,725
Other current and long-term liabilities	(8,778)	1,644
Net cash provided by operating activities	168,519	64,055
Cash flows from investing activities:
Capital expenditures	(8,634)	(11,130)
Business acquisition, net of cash acquired	—	(69,517)
Net cash used in investing activities	(8,634)	(80,647)
Cash flows from financing activities:
Payments on debt obligations	(71,625)	(31,000)
Repurchase of common stock	(74,807)	(24,974)
Payments for tax withholdings, net of proceeds from issuance of common stock	(1,685)	(3,213)
Payment of contingent consideration obligations	—	(1,024)
Deferred payments on an acquisition	(3,000)	(3,000)
Net cash used in financing activities	(151,117)	(63,211)
Foreign currency effect on cash	(294)	(525)
Net increase (decrease) in cash	8,474	(80,328)

Cash at beginning of period	194,522	246,894
Cash at end of period	$202,996	$166,566

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2023. The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for fiscal 2023 or any future periods.

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

On March 31, 2023, the Company had $464.2 million of remaining performance obligations, which are primarily comprised of deferred maintenance and deferred SaaS revenues. The Company expects to recognize approximately 20% of its deferred revenue as revenue in the remainder of fiscal 2023, an additional 44% in fiscal 2024 and 36% of the balance thereafter.

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

Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each period was $81.0 million and $77.3 million, respectively. Revenue recognized for the nine months ended March 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each period was $193.7 million and $176.1 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service and subscription contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $18.2 million and $16.3 million at March 31, 2023 and June 30, 2022, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended March 31, 2023 and 2022, was $2.3 million and $1.9 million, respectively. Amortization recognized during the nine months ended March 31, 2023 and 2022, was $6.7 million and $5.5 million, respectively.

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

Revenues by Category

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Three Months Ended
	March 31, 2023			March 31, 2022
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$74,743	$64,337	$139,080	$59,582	$60,852	$120,434
Other	14,079	4,523	18,602	7,574	3,513	11,087
Total Americas	88,822	68,860	157,682	67,156	64,365	131,521
EMEA	111,664	40,326	151,990	101,980	36,844	138,824
APAC	5,186	17,649	22,835	40	15,123	15,163
Total net revenues	$205,672	$126,835	$332,507	$169,176	$116,332	$285,508

	Nine Months Ended
	March 31, 2023			March 31, 2022
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$245,852	$203,991	$449,843	$184,215	$196,768	$380,983
Other	14,080	4,523	18,603	19,238	11,835	31,073
Total Americas	259,932	208,514	468,446	203,453	208,603	412,056
EMEA	285,066	120,482	405,548	248,812	114,703	363,515
APAC	14,627	59,923	74,550	9,409	49,145	58,554
Total net revenues	$559,625	$388,919	$948,544	$461,674	$372,451	$834,125

For three and nine months ended March 31, 2023 the Company generated 17% and 12% of its revenues from the Netherlands, respectively. For the three and nine months ended March 31, 2022 the Company generated 18% and 12% of its revenues from the Netherlands. No other foreign country accounted for 10% or more of revenue for the three and nine months ended March 31, 2023 and 2022.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Westcon Group, Inc.	25%	25%	20%	18%
TD Synnex Corporation	19%	17%	19%	20%
Jenne, Inc.	15%	20%	14%	17%

The following table sets forth customers accounting for 10% or more of the Company’s accounts receivable balance:

	March 31, 2023	June 30, 2022
Jenne, Inc.	25%	28%
Westcon Group, Inc.	21%	*
TD Synnex Corporation	*	11%
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

The unaudited pro forma financial information for the three and nine months ended March 31, 2022 combines the historical results for Extreme for that period, which include the results of Ipanema subsequent to the Acquisition Date, and Ipanema’s historical results up to the Acquisition Date.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Three months ended	Nine Months Ended
	March 31, 2022*	March 31, 2022*
Net revenues	$285,508	$837,251
Net income	$15,657	$47,201
Net income per share – basic	$0.12	$0.36
Net income per share – diluted	$0.12	$0.35
Shares used in per share calculation – basic	129,913	129,321
Shares used in per share calculation – diluted	133,415	133,779

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

Inventories consist of the following (in thousands):

	March 31, 2023	June 30, 2022
Finished goods	$62,089	$40,733
Raw materials	8,221	8,498
Total inventories	$70,310	$49,231

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2023	June 30, 2022
Computers and equipment	$71,218	$75,387
Purchased software	50,306	47,161
Office equipment, furniture and fixtures	8,682	9,463
Leasehold improvements	52,104	52,564
Total property and equipment	182,310	184,575
Less: accumulated depreciation and amortization	(137,080)	(134,997)
Property and equipment, net	$45,230	$49,578

Deferred Revenue

Deferred revenue represents invoiced amounts for deferred maintenance, support, SaaS, and other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

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

The following table summarizes the activity related to the Company’s product warranty liability during the three and nine months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Balance beginning of period	$11,820	$11,137	$10,852	$11,623
Warranties assumed due to acquisition	—	—	—	41
New warranties issued	4,161	3,104	11,976	9,636
Warranty expenditures	(3,679)	(3,665)	(10,526)	(10,724)
Balance end of period	$12,302	$10,576	$12,302	$10,576

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and June 30, 2022 (in thousands).

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Foreign currency derivatives	$—	$35	$—	$35
Interest rate swaps	—	92	—	92
Total assets measured at fair value	$—	$127	$—	$127
Liabilities
Foreign currency derivatives	$—	$15	$—	$15
Total liabilities measured at fair value	$—	$15	$—	$15

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,314	$—	$1,314
Total assets measured at fair value	$—	$1,314	$—	$1,314
Liabilities
Foreign currency derivatives	$—	$31	$—	$31
Total liabilities measured at fair value	$—	$31	$—	$31

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

As of March 31, 2023 and June 30, 2022, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $11.2 million and $9.6 million, respectively. These contracts have maturities of 60 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income or expenses in the condensed consolidated statement of operations. For the three and nine months ended March 31, 2023, there were net gains of $0.1 million and net losses of $0.3 million, respectively. For the three and nine months ended March 31, 2022, there were net losses of $0.1 million and $0.4 million, respectively. As of March 31, 2023, the Company had foreign exchange forward contracts that were designated as hedging instruments with a notional principal amount of $5.4 million. These contracts have maturities of less than twelve months. Unrealized gains and losses arising from these contracts designated as hedging instruments are recorded as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. As of March 31, 2023, these contracts had an unrealized gain of less than $0.1 million. As of June 30, 2022, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 13, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of March 31, 2023 and June 30, 2022, the Company had interest rate swap contracts, designated as cash flow hedges, with the total notional amount of $75.0 million. Changes in the fair value of these contracts are recorded as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. As of March 31, 2023 and June 30, 2022, these contracts had unrealized gains of $0.1 million and $1.3 million, respectively. See Note 13, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2019 Credit Agreement (as defined in Note 8) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable for the 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $237.0 million and $308.6 million as of March 31, 2023 and June 30, 2022, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of March 31, 2023 and June 30, 2022, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ended March 31, 2023 and 2022. There were no impairments recorded for the three and nine months ended March 31, 2023 and 2022.

7.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (dollars in thousands):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2023
Developed technology	3.4 years	$169,441	$156,541	$12,900
Customer relationships	3.4 years	64,704	58,249	6,455
Trade names	0.0 years	10,700	10,700	—
License agreements	3.7 years	2,445	2,178	267
Total intangibles, net*		$247,290	$227,668	$19,622
* Foreign intangible assets carrying amounts are affected by foreign currency translation.

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2022
Developed technology	3.3 years	$170,600	$146,560	$24,040
Customer relationships	3.9 years	64,839	56,704	8,135
Trade names	0.1 years	10,700	10,680	20
License agreements	4.4 years	2,445	2,125	320
Total intangibles, net*		$248,584	$216,069	$32,515
* Foreign intangible assets carrying amounts are affected by foreign currency translation.

The amortization expense of intangibles for the periods presented is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Amortization of intangibles in “Total cost of revenues”	$3,052	$3,639	$9,878	$13,074
Amortization of intangibles in “Total operating expenses”	510	638	1,537	2,596
Total amortization expense	$3,562	$4,277	$11,415	$15,670

The amortization expense that is recognized in “Total cost of revenues” is comprised of amortization for most of the developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

For the fiscal year ending:
2023 (the remainder of fiscal 2023)	$3,688
2024	5,250
2025	4,485
2026	3,214
2027	1,440
Thereafter	1,545
Total	$19,622

Goodwill

The Company had Goodwill in the amount of $394.7 million and $400.1 million as of March 31, 2023 and June 30, 2022, respectively. The change in goodwill during the nine months ended March 31, 2023 is due to foreign currency translation adjustment that is recorded as a component of accumulated other comprehensive loss.

8.
Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2023	June 30, 2022
Current portion of long-term debt:
Term Loan	$38,000	$35,625
Less: unamortized debt issuance costs	(2,128)	(2,276)
Current portion of long-term debt	$35,872	$33,349

Long-term debt, less current portion:
Term Loan	$199,000	$273,000
Less: unamortized debt issuance costs	(812)	(2,430)
Total long-term debt, less current portion	198,188	270,570
Total debt	$234,060	$303,919

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

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, the Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and, as such, the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021. Returning to compliance, the original terms and financial covenants under the 2019 Credit Agreement dated August 9, 2019 resumed in effect. During the three and nine months ended March 31, 2023, the Company was in compliance with all the terms and financial covenants under the 2019 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations were $0.7 million each for the three months ended March 31, 2023 and 2022 and totaled $2.2 million and $2.3 million for the nine months ended March 31, 2023 and 2022, respectively. The interest rate as of March 31, 2023 was 5.97% and as of March 31, 2022 was 2.07%.

As of March 31, 2023, the Company did not have any outstanding balance against its 2019 Revolving Facility’s outstanding balance. The Company had $60.2 million of availability under the 2019 Revolving Facility as of March 31, 2023. During the nine months ended March 31, 2023 and 2022, the Company made an additional payment of $45.5 million and $12.0 million, respectively, against its term loan facility, respectively.

The Company had $14.8 million of outstanding letters of credit as of March 31, 2023.

9.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2023, the Company had commitments to purchase $56.8 million of inventory.

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

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The Federal Patent Court in Munich found the EP ‘364 patent to be valid and the Company has filed an appeal. On October 25, 2022, the Federal Patent Court in Munich issued an opinion partially invalidating the EP ‘077 patent and the Company and Orckit have filed appeals.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software. SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company filed a motion to transfer the case to the Northern District of California. The motion to dismiss was denied in part and denied without prejudice in part. On March 2, 2023, SNMP filed an amended complaint adding claims against Extreme on additional products for copyright infringement, breach of contract, and fraud. On March 16, 2023, the Company filed a motion to dismiss, challenging multiple claims from the amended complaint. On March 20, 2023, the Company filed a motion to refer questions to the US Copyright Office on the invalidity of SNMP’s copyrights. The trial date has been set for October 2024.

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

Common Stock Repurchases

On May 18, 2022, the Company announced the Board had authorized management to repurchase up to $200.0 million shares of the Company’s common stock over a three-year period commencing July 1, 2022 (as amended, the “2022 Repurchase Program”). Initially, under the 2022 Repurchase program, a maximum of $25.0 million of shares was authorized to be repurchased in any quarter; however, on November 17, 2022, the Board increased the authorization to repurchase shares in any quarter from up to $25.0 million of shares per quarter to up to $50.0 million of shares per quarter. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

During the three months ended March 31, 2023, the Company repurchased a total of 1,350,568 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $18.51 per share. During the nine months ended March 31, 2023, the Company repurchased a total of 3,928,743 shares of its common stock on the open market at a total cost of $74.8 million with an average price of $19.04 per share. During the nine months ended March 31, 2022, the Company repurchased a total of 1,829,333 shares of its common stock on the open market at total cost of $25.0 million with an average price of $13.65 per share pursuant to a share repurchase authorization that was replaced by the 2022 Repurchase Program. As of March 31, 2023, approximately $125.2 million remains available for share repurchases under the 2022 Repurchase Program.

As a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The Company expects that the impact of the excise tax on net corporate stock repurchases will not be material for fiscal 2023.

11.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	March 31, 2023	June 30, 2022
2013 Equity Incentive Plan shares available for grant	10,701	11,430
Employee stock options and awards outstanding	9,995	7,616
2014 Employee Stock Purchase Plan	8,467	9,961
Total shares reserved for issuance	29,163	29,007

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Cost of product revenues	$492	$291	$1,365	$904
Cost of service and subscription revenues	930	343	2,568	1,056
Research and development	3,883	2,446	10,935	7,568
Sales and marketing	5,777	3,832	16,326	11,267
General and administrative	4,294	3,941	15,367	11,835
Total share-based compensation expense	$15,376	$10,853	$46,561	$32,630

Stock Options

The following table summarizes stock option activity for the nine months ended March 31, 2023 (in thousands, except per share and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2022	1,187	$6.56	3.70	$2,801
Granted	—	—
Exercised	—	—
Canceled	—	—
Options outstanding at March 31, 2023	1,187	$6.56	2.95	$14,909
Vested and expected to vest at March 31, 2023	1,187	$6.56	2.95	$14,909
Exercisable at March 31, 2023	1,108	$6.55	2.91	$13,921

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three and nine months ended March 31, 2023 and 2022. There were no stock options exercised during the three and nine months ended March 31, 2023.

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

The following table summarizes stock award activity for the nine months ended March 31, 2023 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2022	6,429	$9.57
Granted	6,400	14.65
Released	(3,285)	8.42
Canceled	(736)	12.70
Non-vested stock awards outstanding at March 31, 2023	8,808	$13.43	$168,413
Stock awards expected to vest at March 31, 2023	8,808	$13.43	$168,413

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the nine months ended March 31, 2023 included 1.4 million RSUs including the market condition awards discussed below to named executive officers and directors.

Market Condition Awards

During the nine months ended March 31, 2023 and 2022, the Compensation Committee of the Board granted 1.0 million and 0.7 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. These MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant, as indicated in the table below. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the MSUs granted during the nine months ended March 31, 2023 was $16.57 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 67%, risk-free interest rate of 3.12%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

Employee Stock Purchase Plan

The fair value of each share purchase option under the ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the ESPP represents the term of the offering period of each option. The risk-free interest rate is based upon the estimated life and on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s common stock.

There were 0.8 million and 1.0 million shares issued under the ESPP during the three months ended March 31, 2023 and 2022, respectively. There were 1.5 million and 2.0 million shares issued under the ESPP during the nine months ended March 31, 2023 and 2022, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	4.98%	0.67%	3.84%	0.33%
Volatility	49%	45%	55%	49%
Dividend yield	—%	—%	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended March 31, 2023 and 2022 was $5.63 and $3.49 per share, respectively. The weighted-average grant-date fair value of shares under the ESPP during the nine months ended March 31, 2023 and 2022 was $4.87 and $3.32 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	March 31, 2023	June 30, 2022
Americas	$123,937	$130,715
EMEA	36,064	36,792
APAC	11,658	11,770
Total long-lived assets	$171,659	$179,277

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

During fiscal 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of March 31, 2023 and 2022, the total notional amount of these interest rate swaps were $75.0 million and $200.0 million, respectively, and had maturity dates through April 2023. As of March 31, 2023 and 2022, these contracts had unrealized gains of $0.1 million and $0.8 million, respectively, and are recorded in “Accumulated other comprehensive loss” with the associated asset in “Prepaid expenses and other current assets”, in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in accumulated other comprehensive loss related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts. The Company estimates that $0.1 million will be reclassified to interest income over the next twelve months. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income, net” in the accompanying condensed consolidated statements of operations. As of March 31, 2023 and 2022, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amounts of $11.2 million and $20.2 million, respectively. These contracts have maturities of 60 days or less. The net gains and losses recorded in the condensed consolidated statement of operations from these contracts during the three and nine months ended March 31, 2023 were net gain of $0.1 million and net loss of $0.3 million, respectively, and during the three and nine months ended March 31, 2022 there were net losses of $0.1 million and $0.4 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For foreign exchange forward contracts designated as hedging instruments. These contracts have maturities of less than twelve months, and unrealized gains and losses arising from these contracts are recorded as a component of “accumulated other comprehensive loss” on the condensed consolidated balance sheets. The hedging gains and losses in “accumulated other comprehensive loss” are subsequently reclassified to expenses, as applicable, in the condensed consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of March 31, 2023 and 2022, foreign exchange forward contracts designated as hedging instruments had the notional amount of $5.4 million and $0.2 million, respectively. As of March 31, 2023 and 2022, these contracts had unrealized gains of less than $0.1 million each.

For the three months ended March 31, 2023 and 2022, the Company recognized total foreign currency loss of $0.3 million and gains of $0.3 million, respectively, and for the nine months ended March 31, 2023 and 2022, the Company recognized total foreign currency gains of $0.5 million and $0.6 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

14.
Restructuring and Related Charges

The Company recorded $1.4 million and $2.3 million of restructuring and related charges during the three and nine months ended March 31, 2023, respectively, which primarily included additional facilities charges related to previously impaired facilities and a $0.8 million related to the fiscal 2023 restructuring plan as noted below.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform our business infrastructure and reduce our facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project the Company will move engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating our labs. The Company expects that the project will take about 18 to 24 months for completion and expects to incur charges of approximately $10.0 million throughout this period primarily for asset disposals, contractor costs, severance, relocation and other non-recurring fees.

The Company recorded $0.4 million and $1.0 million of restructuring and related charges during the three and nine months ended March 31, 2022 which primarily included additional facility related expenses related to previously impaired facilities. The Company had minimal activity related to the 2020 Plan during the three months ended March 31, 2022. Severance and benefit restructuring charges consisted primarily of employee severance and benefit expenses incurred under the reduction-in-force action initiated in the third quarter of fiscal 2020 (the “2020 Plan”) to reduce operating costs and enhance financial flexibility as a result of disruptions caused by the COVID-19 global pandemic. With the reduction and realignment of the headcount under the 2020 Plan, the Company relocated certain of its lab test equipment to third-party consulting companies. The Company incurred $9.6 million of charges under the 2020 Plan and completed the 2020 Plan in the fourth quarter of fiscal 2022. As of June 30, 2022, the Company has no restructuring liabilities related to the 2020 Plan in the accompanying condensed consolidated balance sheets.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of March 31, 2023 the restructuring liability was $0.4 million related to the 2023 Plan and as of March 31, 2022, the restructuring liability was less than $0.1 million.

15.
Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $3.9 million and $1.9 million, respectively. For the nine months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $8.3 million and $5.7 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2023 and 2022, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three and nine months ended March 31, 2023 and 2022 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

On September 14, 2021, the Company completed its acquisition of Ipanema. This acquisition has been treated as a non-taxable stock acquisition and, therefore, Extreme will have carryover tax basis in the assets and liabilities acquired. A deferred tax liability has been established for the non-deductible amortization of the associated intangibles under U.S. GAAP.

The Company had $18.3 million of unrecognized tax benefits as of March 31, 2023. If fully recognized in the future, $0.3 million would impact the effective tax rate and $18.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2001 forward due to NOLs and the Company’s state income tax returns are subject to examination for fiscal years 2000 and forward due to NOLs. The Company is not currently under audit for income tax purposes in any material jurisdictions.

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

The following table presents the calculation of net income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Net income	$22,131	$12,824	$52,647	$38,861
Weighted-average shares used in per share calculation – basic	128,816	129,913	129,864	129,321
Options to purchase common stock	748	535	678	637
Restricted stock units	3,461	2,967	3,174	3,821
Weighted-average shares used in per share calculation – diluted	133,025	133,415	133,716	133,779

Net income per share – basic and diluted
Net income per share – basic	$0.17	$0.10	$0.41	$0.30
Net income per share – diluted	$0.17	$0.10	$0.39	$0.29

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Restricted stock units	143	118	116	57
Employee Stock Purchase Plan shares	238	386	78	127
Total shares excluded	381	504	194	184

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the third quarter ended March 31, 2023 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), and SD-WAN solutions to be approximately $33 billion and growing at approximately 12% annually over the next three years. This comprises $22 billion for campus networking, $4.6 billion for 5G service available market in 5G and data centers, for which Extreme is targeting growing to approximately $50 - $100 million per year over the next three to five years, and a $2.2 billion SD-WAN market. We also participate in the $4 billion networking software market for solutions such as cloud-based network management, network automation, on-premises network management, and other networking related software.

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

Key Financial Metrics

During the third quarter of fiscal 2023, we achieved the following results:

•
Net revenues of $332.5 million compared to $285.5 million in the third quarter of fiscal 2022.
•
Product revenues of $241.1 million compared to $198.4 million in the third quarter of fiscal 2022.
•
Service and subscription revenues of $91.4 million compared to $87.1 million in the third quarter of fiscal 2022.
•
Total gross margin of 57.7% of net revenues compared to 56.5% of net revenues in the third quarter of fiscal 2022.
•
Operating income of $29.6 million compared to $17.3 million in the third quarter of fiscal 2022.
•
Net income of $22.1 million compared to $12.8 million in the third quarter of fiscal 2022.

During the first nine months of fiscal 2023, we reflected the following results:

•
Cash flows provided by operating activities of $168.5 million compared to $64.1 million in the nine months ended March 31, 2022.
•
Cash of $203.0 million as of March 31, 2023 compared to $194.5 million as of June 30, 2022.

Net Revenues

The following table presents net product and service and subscription revenues for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change	March 31, 2023	March 31, 2022	$ Change	% Change
Net revenues:
Product	$241,058	$198,373	$42,685	21.5%	$670,779	$574,636	$96,143	16.7%
Percentage of net revenues	72.5%	69.5%			70.7%	68.9%
Service and subscription	91,449	87,135	4,314	5.0%	277,765	259,489	18,276	7.0%
Percentage of net revenues	27.5%	30.5%			29.3%	31.1%
Total net revenues	$332,507	$285,508	$46,999	16.5%	$948,544	$834,125	$114,419	13.7%

Product revenues increased $42.7 million or 21.5% for the three months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. Product revenues increased $96.1 million or 16.7% for the nine months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increases in product revenues were primarily due to strong demand for our products and higher shipments resulting from an easing in supply chain constraints which had impacted our ability to fulfill the demand for our products.

Service and subscription revenues increased $4.3 million or 5.0% for the three months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. Service and subscription revenues increased $18.3 million or 7.0% for the nine months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increases in service and subscription revenues were primarily due to the growth in our subscription business.

The following table presents the product and service and subscription, gross profit and the respective gross profit percentages for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change	March 31, 2023	March 31, 2022	$ Change	% Change
Gross profit:
Product	$132,143	$105,791	$26,352	24.9%	$358,514	$310,177	$48,337	15.6%
Percentage of product revenues	54.8%	53.3%			53.4%	54.0%
Service and subscription	59,795	55,567	4,228	7.6%	181,787	165,570	16,217	9.8%
Percentage of service and subscription revenues	65.4%	63.8%			65.4%	63.8%
Total gross profit	$191,938	$161,358	$30,580	19.0%	$540,301	$475,747	$64,554	13.6%
Percentage of net revenues	57.7%	56.5%			57.0%	57.0%

Product gross profit increased $26.4 million or 24.9% for the three months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in product gross profit was primarily due to increased product revenues along with lower amortization of intangibles due to certain intangibles being fully amortized, lower distribution costs due to easing of supply chain constraints, partially offset by higher product costs, higher overhead cost, higher warranty reserve, and higher excess and obsolete inventory.

Product gross profit increased $48.3 million or 15.6% for the nine months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in product gross profit was primarily due to increased product revenues along with lower amortization of intangibles due to certain intangibles being fully amortized, partially offset by higher product costs, higher overhead costs, higher warranty reserves and higher excess and obsolete inventory.

Service and subscription gross profit increased $4.2 million or 7.6% for the three months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. Service and subscription gross profit increased $16.2 million or 9.8% for the nine months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increases in service and subscription gross profits were primarily due to increased service, subscription revenues and lower professional services fees, partially offset by higher cloud services costs.

Operating Expenses

The following table presents operating expenses for the periods presented (dollars in thousands):

	Three Months Ended				Nine Months Ended
	March 31, 2023	March 31, 2022	$ Change	% Change	March 31, 2023	March 31, 2022	$ Change	% Change
Research and development	$54,837	$49,615	$5,222	10.5%	$158,444	$145,461	$12,983	8.9%
Sales and marketing	83,962	72,840	11,122	15.3%	242,882	213,932	28,950	13.5%
General and administrative	21,683	17,714	3,969	22.4%	64,315	52,594	11,721	22.3%
Acquisition and integration costs	—	2,833	(2,833)	(100.0)%	390	6,456	(6,066)	(94.0)%
Restructuring and related charges	1,363	407	956	234.9%	2,320	978	1,342	137.2%
Amortization of intangibles	510	638	(128)	(20.1)%	1,537	2,596	(1,059)	(40.8)%
Total operating expenses	$162,355	$144,047	$18,308	12.7%	$469,888	$422,017	$47,871	11.3%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $5.2 million or 10.5% for the three months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in research and development expenses was primarily due to a $3.4 million increase in personnel costs due to higher compensation costs primarily related to share-based compensation, a $0.8 million increase in consultant fees, a $0.4 million increase in software licenses and engineering project costs and a $0.6 million increase in other costs primarily related to travel expenses and equipment costs.

Research and development expenses increased by $13.0 million or 8.9% for the nine months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in research and development expenses was primarily due to a $6.7 million increase in personnel related costs due to higher compensation costs primarily related to share-based compensation, a $1.5 million increase in consultant fees, a $1.8 million increase in software licenses and engineering project costs, a $1.2 million increase in equipment related costs, a $0.8 increase in facility and information technology costs and a $1.0 million increase in other costs primarily related to travel and recruiting expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $11.1 million or 15.3% for the three months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in sales and marketing expenses was primarily due to a $8.2 million increase in personnel costs due to higher compensation and benefits costs primarily related to higher commissions and share-based compensation, a $1.8 million increase in travel costs and a $1.4 million increase in marketing costs, partially offset by a $0.6 million decrease in equipment and other expenses.

Sales and marketing expenses increased by $29.0 million or 13.5% for the nine months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in sales and marketing expenses was primarily due to a $20.0 million increase in personnel costs due to higher compensation and benefits costs primarily related to higher commission and share-based compensation, a $5.9 million increase in travel costs, a $2.0 million increase in marketing and other professional fees and a $1.0 million increase in other expenses primarily facility and information technology costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $4.0 million or 22.4% for the three months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in general and administrative expenses was primarily due to a $1.2 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $1.7 million increase in legal expenses related to our litigation, a $0.7 million increase in professional service fees and a $0.4 million increase in system transition related costs.

General and administrative expenses increased by $11.7 or 22.3% for the nine months ended March 31, 2023 as compared to the corresponding period in fiscal 2022. The increase in general and administrative expenses was primarily due to a $5.7 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $1.7 million increase in legal expenses related to our litigation, a $1.6 million increase in professional service fees and a $0.4 million increase in system transition costs.

Acquisition and Integration Costs

During the three months ended March 31, 2023, we did not incur any acquisition and integration costs. During the nine months ended March 31, 2023, we incurred acquisition and integration costs of $0.4 million, which primarily consisted of professional fees and certain compensation charges related to the acquisition of Ipanema.

During the three and nine months ended March 31, 2022, we incurred $2.8 million and $6.5 million, respectively, of acquisition and integration costs, which primarily consisted of professional fees for legal advisory services, system and product integrations and financial services related to the acquisition of Ipanema.

Restructuring and Related Charges

For the three and nine months ended March 31, 2023, we recorded restructuring and related charges of $1.4 million and $2.3 million, respectively, which primarily consisted of facility-related charges related to our previously impaired facilities and $0.8 million in charges associated with our restructuring plan initiated in the third quarter to transform our business and facilities infrastructure.

For the three and nine months ended March 31, 2022, we recorded restructuring charges of $0.4 million and $1.0 million, respectively, which primarily consisted of facility related charges related to our previously impaired facilities.

Amortization of Intangibles

During the three months ended March 31, 2023 and 2022, we recorded $0.5 million and $0.6 million, respectively, of operating expenses for amortization of intangibles. During the nine months ended March 31, 2023 and 2022, we recorded $1.5 million and $2.6 million, respectively. The decreases were primarily due to lower amortization related to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Expense

During the three months ended March 31, 2023 and 2022, we recorded $3.9 million and $2.8 million, respectively, in interest expense. During the nine months ended March 31, 2023 and 2022, we recorded $11.7 million and 9.8 million, respectively, in interest expense. The increases in interest expense were primarily driven by rising interest rates on our 2019 Credit Agreement and partially offset by additional principal payment.

Other Income (Expense), Net

During the three months ended March 31, 2023 and 2022, we recorded other loss, net of $0.4 million and other income net of $0.1 million, respectively. During the nine months ended March 31, 2023 and 2022, we recorded other income, net of $0.1 million and $0.3 million, respectively. The changes for the three and nine months ended March 31, 2023 were primarily due to foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2023 and 2022, we recorded an income tax provision of $3.9 million and $1.9 million, respectively. For the nine months ended March 31, 2023 and 2022, we recorded an income tax provision of $8.3 million and $5.7 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2023 and 2022 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business.

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

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash (in thousands):

	March 31, 2023	June 30, 2022
Cash	$202,996	$194,522

As of March 31, 2023, our principal sources of liquidity consisted of cash of $203.0 million, accounts receivable, net of $158.6 million, and available borrowings under our five-year 2019 Revolving Facility of $60.2 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest. We believe that our $203.0 million of cash at March 31, 2023, our cash flow from operations and the availability of borrowings from the 2019 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months.

On May 18, 2022, our Board of Directors authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended March 31, 2023, the Company repurchased a total of 1,350,568 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $18.51 per share. During the nine months ended March 31, 2023, the Company repurchased a total of 3,928,743 shares of its common stock on the open market at a total cost of $74.8 million with an average price of $19.04 per share. As of March 31, 2023, we have $125.2 million available under our share repurchase program.

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

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement dated August 9, 2019 by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021, our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Quarterly Report on Form 10-Q for the period ended March 31, 2021. During the three and nine months ended March 31, 2023, we were in compliance with all the original terms and financial covenants under the 2019 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash is as follows (in thousands):

	Nine Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by operating activities	$168,519	$64,055
Net cash used in investing activities	(8,634)	(80,647)
Net cash used in financing activities	(151,117)	(63,211)
Foreign currency effect on cash	(294)	(525)
Net increase (decrease) in cash	$8,474	$(80,328)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2023, were $168.5 million, including our net income of $52.6 million and non-cash expenses of $77.5 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest. Other sources of cash for the period included a decrease in accounts receivable and increases in accounts payable and deferred revenue. This was partially offset by increases in inventories and decreases in accrued compensation, operating lease liabilities and other current and long-term liabilities.

Cash flows provided by operations in the nine months ended March 31, 2022 were $64.1 million, including our net income of $38.9 million and non-cash expenses of $79.1 million for items such as amortization of intangibles, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included increases in accounts payable, deferred revenue and other current and long-term liabilities. This was partially offset by increases in accounts receivable, inventories, prepaid expenses and other current assets and decreases in accrued compensation, and operating lease liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2023 were $8.6 million for the purchases of property and equipment.

Cash flows used in investing activities in the nine months ended March 31, 2022 were $80.6 million primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $11.1 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2023 were $151.1 million due primarily to debt repayments of $71.6 million, share repurchase of $74.8 million under our share repurchase program, $3.0 million for deferred payments on acquisitions and $1.7 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”).

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

Foreign Currency Effect on Cash

Foreign currency effect on cash decreased in the nine months ended March 31, 2023, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the EURO.

Contractual Obligations

As of March 31, 2023, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our 2019 Credit Agreement. As of March 31, 2023, we had $237.0 million of debt outstanding which are payable on quarterly installments through our fiscal year 2025. We are subject to interest rate on our debt obligations and unused commitment fee. See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of March 31, 2023, we had non-cancelable commitments to purchase $56.8 million of inventory. See Note 9, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of March 31, 2023, we had contractual commitments of $39.6 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2032. As of March 31, 2023, the value of our obligations under operating leases was $51.2 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of March 31, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2019 Credit Agreement, which is described in Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At March 31, 2023, we had $237.0 million of debt outstanding, all of which was from the 2019 Credit Agreement. During the quarter ended March 31, 2023, the average daily outstanding amount was $261.7 million, with a high of $262.0 million and a low of $237.0 million.

Cash Flow Hedges of Interest Rate Risk

In conjunction with our term loan under the 2019 Credit Agreement, we entered into interest rate swap contracts with large financial institutions. This involves the receipt of variable rate amounts from these institutions in exchange for us making fixed-rate payments without exchange of the underlying notional amount of $200.0 million of our debt. The derivative instruments hedge the impact of the changes in variable interest rates. We record the changes in the fair value of these cash flow hedges of interest rate risk in “accumulated other comprehensive loss” until termination of the derivative agreements. These interest rate swap contracts expired in April 2023.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2023, on borrowings under the 2019 Credit Agreement and interest rate swap contracts as of March 31, 2023, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of March 31, 2023	100 bps	50 bps
Debt	$(2,617)	$(1,309)	$261,722	$2,617	$1,309
Interest Rate Swaps	750	375	(75,000)	(750)	(375)
Net	$(1,867)	$(934)	$186,722	$1,867	$934

* Underlying interest rate was 5.97% as of March 31, 2023.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of March 31, 2023 and 2022 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $11.2 million and $20.2 million, respectively. These contracts have maturities of less than 60 days. Changes in the fair value of derivatives are recognized in “other income, net”. As of March 31, 2023 and 2022, we had forward foreign currency contracts designated as hedging instruments with a notional amount of $5.4 million and $0.2 million, respectively. These contracts have maturities of less than twelve months. Unrealized gains and losses arising from these contracts designated as hedging instruments are recorded as a component of “accumulated other comprehensive loss” in the condensed consolidated balance sheet. As of March 31, 2023 and 2022, these contracts had unrealized gains of less than $0.1 million, respectively, which are recorded in “accumulated other comprehensive loss” with the associated asset in the accompanying condensed consolidated balance sheets.

Foreign currency transaction gains and losses from operations were losses of $0.3 million and gains of $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Foreign currency transaction gains and losses from operations were gains of $0.5 million and $0.6 million for the nine months ended March 31, 2023 and 2022, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three and nine months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2023.

The following table provides stock repurchase activity during the three months ended March 31, 2023 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(2)	Plans or Programs	(1)
Beginning available to repurchase				$150,204
January 1, 2023 - January 31, 2023	448	$17.77	448	142,243
February 1, 2023 - February 28, 2023	903	18.88	903	125,193
March 1, 2023 - March 31, 2023	—	—	—	125,193
Total	1,351	$18.51	1,351
Remaining available to repurchase				$125,193
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
(2)
The aggregate price and the average price per share does not include the effect of the excise tax under the provision of the Inflation Reduction Act.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information - Not Applicable

Item 6. Exhibits

(a)
Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Appointment Letter, executed January 24, 2023, between Extreme Networks, Inc. and Cristina Tate.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Cristina Tate
Cristina Tate
Senior Vice President, Interim Chief Financial Officer (Principal Accounting Officer) April 27, 2023