Form 10-K
period 2023-06-30
EXTREME NETWORKS INC
filed 2023-08-24
CIK 1078271

or r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $1.6 billion as of December 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Market reported on such date. For purposes of this disclosure, shares of common stock held or controlled by executive officers and directors of the registrant and by persons who hold more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

130,036,642 shares of the Registrant’s Common stock, $.001 par value, were outstanding as of August 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the year ended June 30, 2023 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate” and similar expressions identify forward-looking statements, which speak only as of the date of this Annual Report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also be in other sections of this Annual Report on Form 10-K. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•
Intense competition in the market for networking equipment and cloud platform companies could prevent us from increasing revenues and attaining profitability.
•
We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs. We are beginning to witness the first signs of improvement in supply chain constraints, however, risks still exist as supply chain logistics continue to evolve and adapt to new expectations and planning around lead times.
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

PART I

Item 1. Business

Overview

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD- WAN”) infrastructure equipment. The Company's cloud solution is a single platform that offers unified network management of wireless access points, switches, and SD-WAN. It leverages machine learning, Artificial Intelligence Operations and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments, and uncover actionable insights to save time, lower costs, and streamline operations. Extreme is currently managing more than two million devices in the cloud.

Extreme has been pushing the boundaries of networking technology since 1996, driven by a higher purpose of helping our customers connect beyond the network. Extreme’s cloud networking technologies provide flexibility and scalability in deployment, management, and licensing of networks globally. Our global footprint provides service to over 50,000 customers and over 10 million daily end users across the world including some of the world’s leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing, and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Our global headquarters is located at 2121 RDU Center Drive, Suite 300, Morrisville, North Carolina 27560, and our telephone number is (408) 579-2800. We have several corporate offices in the United States and international locations. Our website is www.extremenetworks.com.

Industry Background

Enterprises across every industry are going through unprecedented changes, such as leading digital initiatives, migrating their workloads to cloud-based environments, modernizing applications, and adopting to a distributed workforce. In order to accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. Managing networks from cloud-based applications where customers can run their entire end-to-end networks, from wired or wireless infrastructure to SD-WAN, while ensuring full IT management of the business becomes critical. In addition, Machine Learning (“ML”) and Artificial Intelligence (“AI”) technologies have the potential to vastly improve the network experience in today's world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and AI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of the distribution of the network.

As the edge of the network continues to expand, our customers are managing more endpoints. With that comes a host of challenges. This continued expansion creates issues such as a higher risk of cyberattacks and a need for more bandwidth as a result of an increase in applications running across the network.

Network complexity manifests itself in the form of more endpoints to manage, more applications to monitor, and more services that rely on the network for service delivery and enablement. When performance suffers, and the tug on internal systems and IT staff becomes more intense, often technology is being overworked. Resolving network problems expeditiously and identifying their root cause, can improve organizational productivity and result in higher performance of operations.

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

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), SD-WAN solutions and management, automation, and elements of the Secure Access Services Edge (“SASE”) market to be over $40 billion, and growing at approximately 12% annually over the next five years. This comprises over $28 billion for networking, infrastructure spanning enterprise and service provider (largely 5G) applications, and a $4 billion SD-WAN market, and we also participate in $7 billion of the served addressable market for networking software.

The Extreme Strategy

We are driven to help our customers find new ways to deliver better outcomes. Connectivity is just the foundation. We make the network a strategic asset. The combination of our solutions provides the connectivity, bandwidth, performance and insights that organizations of all sizes need to move their organizations forward. IT leaders are now tasked with ensuring the global, hybrid workforce is functional and successful no matter where they are, and ensuring people can work wherever they want.

We help identify and solve business challenges. We simplify and improve the way our customers work and are relentlessly focused on finding new ways to drive better outcomes.

Cloud networking management allows customers to gain real-time visibility and insights into areas such as application usage, location and workflow patterns across their environment, helping to inform strategic business decisions and create personalized experiences. Customers benefit from visibility, control and reduced time to resolution. This is the cornerstone of our One Network, One Cloud, One Extreme vision.

Extreme has recognized that the way we and our customers communicate has changed and given rise to these distributed enterprise environments, or in other words, the Infinite Enterprise, which has three tenets:

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
•
Provide a differentiated end-to-end cloud architecture. Cloud networking is estimated to be a $4.1 billion segment of the networking market comprised of cloud-managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at a 13% over the next three years, according to data from the 650 Group. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the Internet of Things (“IoT”) edge to the enterprise data center. Key characteristics of our cloud architecture include:
o
A robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the network core.
o
Cloud Choice for customers: Our cloud networking solution is available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure).
o
Consumption Flexibility: Offer a range of financing and network purchase options. Our value-based subscription tiers (including Connect, Navigator, Pilot and CoPilot) provide customers with flexibility to grow, as well as offer pool-able and portable licenses that can be transferred between products (e.g. access points and switches) at one fixed price.
o
“No 9s” Reliability and Resiliency to ensure business continuity for our customers.

o
Extreme Cloud IQ cloud platform conforms to ISO/ IEC 27017 and is certified by DQS to ISO/IEC 27001 and ISO/IEC 27701 by the International Standards Organization (“ISO”) and CSA STAR certified.
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
o
Universal switches (7720/5720/5520/5420/5320) support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o
Universal Wi-Fi 6/6E APs (300/400, 4000, and 5000 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud connected) management.
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
•
End-to-End Portfolio. Our cloud-driven solutions provide visibility, control and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points, WLAN controllers, routers, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed, and controlled from a single pane of glass on premises or from the cloud.
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
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The network edge landscape is changing as the explosion of mobile devices increases the demand for mobile, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the pending migration from

Wi-Fi 5 solutions to Wi-Fi 6 (802.11ax), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest Wi-Fi 6 wireless portfolio providing intelligence for the wired/wireless edge and enhanced by our cloud architecture with ML and AI-driven insights.
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
•
Expand market penetration by targeting high-growth market segments. Within the campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth. Our data center approach leverages our product portfolio to address the needs of public and private cloud data center providers. We believe that the cloud networking compound annual growth rate will continue to outpace the compound annual growth rate for on-premises managed networking. Our focus is on expanding our technology foothold in the critical cloud networking segment to accelerate not only cloud management adoption, but also subscription-based licensing consumption.
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
•
Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to both, provide increased and enhanced routes to market and collaboratively develop unique solutions.

Products

Our products and services categories include:

•
Cloud Networking Platform: Core to our product portfolio and providing the end-to-end visibility from the access edge to the data center is our industry-leading cloud platform and cloud management application, ExtremeCloud IQ. ExtremeCloud IQ is an ML/AI powered, wired and wireless cloud network management solution that offers advanced visibility and control over users, devices, and applications. ExtremeCloud IQ is designed to allow customers to keep operational costs low, adjusts to customer demand, and delivers robust functionality for provisioning, management, troubleshooting and guaranteed data durability to assure access with 100% uptime. ExtremeCloud IQ is available in three deployment options (public, private, on-premises) that support one goal – to provide customers with maximum flexibility, continuous innovation and consistent user experience. It can be deployed in any major data center environment such as AWS, GCP and Azure, or local private cloud options. The ExtremeCloud IQ application already manages over two million devices in public, private, and on-premises global cloud deployment. The platform is run from multiple regional data centers, giving customers greater control over the location of their data and adding to the resiliency of the platform.
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
•
Wireless LAN AP: One of the industry’s broadest and most comprehensive, Extreme’s wireless AP portfolio includes both indoor and outdoor Wi-Fi 6 and prior generation APs. Proven in some of the most demanding environments, ExtremeWireless delivers an exceptional experience for BYOD and mobile users wherever they may roam. Included in that portfolio are our custom stadium and large venue Wi-Fi 6 outdoor APs, which, when combined with ExtremeAnalytics, are the basis of our selection as the Official Wi-Fi & Analytics Provider for the National Football League (“NFL”) and the Major League Baseball (“MLB”). In addition to powering large venues and stadiums, our Extreme APs also deliver flexible and scalable options for highly distributed environments for major companies globally. Our APs allow our customers to purchase unified hardware, starting with our Wi-Fi 6 (802.11ax) AP portfolio, and choose the software mode option for the optimal deployment architecture in their environments. Our premier wireless security solution, ExtremeAirDefense delivers intrusion detection and prevention capabilities across the wireless portfolio. Recently, we also introduced the first WIPS solution to incorporate support for Bluetooth and Bluetooth Low Energy (“BLE”) visibility and intrusion protection. This includes device location support and change detection, rogue BLE Beacon detection and unsanctioned BLE device detection.

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
•
Cloud Native Platforms and Applications for Service Providers: 5G is the first generation of cellular technologies built on cloud-native principles, and most traditional network visibility tools cannot be easily adapted for future use cases like autonomous vehicles or industrial IoT. Because many 5G use cases are still undefined, service providers need a composable solution that provides visibility into highly distributed environments and is flexible enough to be adjusted for specific purposes as they arise, without requiring expensive, time-consuming infrastructure upgrades. Extreme has introduced the 9000 series switches and related software, featuring the Extreme 9920 intelligent network visibility platform built with cloud-native design principles and a composable data pipeline to provide highly scalable traffic aggregation, packet filtering, replication, and advanced network packet processing for analytics tools in distributed network environments. The Extreme Visibility Manager has an intuitive graphical user interface to establish new rule sets and commands for all of Extreme's visibility devices. It provides full visibility into every aspect of the network, from a highly geographically dispersed environment with regions and zones to the services running on the system.

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
o
Premier services. Premier Support is a proactive, high touch post-sale support service that assists customers in managing their Extreme Networks products and network. All resources and deliverables are designed to manage day-to-day technical needs, provide analysis and recommendations while building strong customer relationships, all focused on the network level.
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

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2023, our worldwide sales and marketing organization consisted of 1,172 employees, including vice presidents, directors, managers, sales representatives, and technical and administrative support personnel. We have domestic sales offices located in four states within the United States and international sales offices located in 28 countries.

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

The details of our sales and distribution channels are as follows:

•
Original Equipment Manufacturers (“OEM”) and Strategic Relationships. We have active alliance, OEM and strategic relationships with Barco NV, Ericsson Enterprise AB, Lenovo, Motorola Solutions, Schneider Electric, and Verizon as well as other global industry technology leaders in which our products are qualified to be included into an overall solution or reference architecture. These tested and validated solutions are then marketed and sold by the alliance, OEM or strategic partners into their specific verticals, market segments and customers as turnkey offerings.
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
o
Assists end-user customers in finding solutions to complex network system and architecture problems;
o
Differentiates the features and capabilities of our products from competitive offerings;
o
Continually monitors and understands the evolving networking needs of enterprise and service provider customers;
o
Promotes our products and ensures direct contact with current and potential customers; and
o
Assists our resellers to drive business opportunities to closure.

Although we compete in many vertical markets, in fiscal year 2023, we have focused on the specific verticals of healthcare, education, retail, manufacturing, government, sports, and entertainment venues. Years of experience and a track record of success in the verticals we serve enable us to address industry-specific problems.

Customer Profiles:

Furthermore, in fiscal 2023, we decided to continue focus on the following customer profiles where we believe we can add the most value:

•
Customer size: Those customers with annual revenues of $100 million to $2.5 billion.
•
Target deployment: Campus deployments with 250 to 5,000 employees or education campuses with 1,000 to 15,000 students.
•
Target data centers: Data centers with 1,000 racks or fewer, with an emphasis on service provider networks.
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

International sales

International sales are an important portion of our business. In fiscal 2023, sales to customers outside of the United States accounted for 56% of our consolidated net revenues, compared to 55% in fiscal 2022, and 52% in fiscal 2021. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

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

Marketing

We continue to develop and execute a number of marketing programs to support the sale and distribution of our products by communicating the value of our solutions to our existing and potential customers, our distribution channels, our resellers and our technology alliance partners. Our marketing efforts include participation in industry tradeshows, conferences and seminars, publication of technical and educational articles in industry journals, communication across social media channels, frequent updates to our publicly available website, promotions, web-based training courses, advertising, analyst relations and public relations. We also submit our products for independent product testing and evaluation. Extreme participates in numerous industry analyst recognitions and placements including Gartner Magic Quadrants, Gartner Critical Capabilities, Gartner Peer Insights, Gartner Customer Choice, Forrester Waves and IDC MarketScapes.

Backlog

Our products are sold based on standard purchase orders and backlog represents confirmed orders with a purchase order for products to be fulfilled and billed to customers with approved credit status. Actual shipments of products depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors. Although, we believe the orders included in the backlog are firm, all orders are subject to possible rescheduling by customers, and cancellations by customers, which we may elect to allow on an exception basis. Therefore, we do not believe our backlog, as of any particular date is necessarily indicative of actual revenues for any future period.

Our product backlog at June 30, 2023, net of anticipated back-end rebates for distributor sales, was $267.3 million, compared to $513.0 million at June 30, 2022. The decrease in backlog year over year is primarily due to a combination of a resumption in shipment of orders during fiscal 2023, after experiencing significant delays due to supply chain constraints in prior years, and a reduction in distributor orders due to shorter lead times.

Seasonality

Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon or be considered indicative of our future performance, as it has varied in the past.

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in competitive geographies. We rely upon third-party contract manufacturers and original design manufacturers (“ODM”), such as Alpha Networks, Inc, Lite-On Technology Corporation, Hon Hai Precision Industry Co., Ltd (Foxconn), Quanta Computer Inc., Senao Networks, Inc., Sercomm Corporation and Wistron Neweb Corporation to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition, geographies and geopolitical conflict in which they operate. Our arrangements with these Tier 1 manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexible capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allow us to adjust more quickly to changing end-customer demand. We also leverage and depend on the strong Environmental, Social and Governance policies and standards of our Tier 1 manufacturers. The ODM manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. To mitigate security risks associated with conducting business across our interconnected supply chain we have a Supply Chain and Information Security Policy and related procedures for communicating our requirements to suppliers and conducting annual compliance assessments. Additionally, we have launched new product features such as Secure Boot, which are being designed to provide additional integrity assurance of the firmware and software running on our hardware platform by establishing an encrypted key-based chain-of-trust relationship in the boot process. The manufacturing processes and procedures are generally certified to International Organization for Standardization (“ISO”) 9001 standards. The manufacturing process and material supply chains are flexible enough to be moved to steer away from geopolitical conflicts that impact cost and delivery.

We use a collaborative sales and operations planning forecast of expected demand based upon historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. We update these forecasts monthly to determine our material requirements. Our manufacturing partners procure the components needed to build our products based on our demand forecasts. This allows us to leverage the purchasing power of our manufacturing partners. Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, complexity, contract terms, demand and availability for a component at a given time. From time to time, we may experience price volatility or supply constraints for certain components that are not available from multiple qualified sources or where our suppliers are geographically concentrated. The onset of the coronavirus (“COVID-19”) pandemic presented numerous challenges to global supply chains, causing disruptions and bottlenecks that led to a constrained environment. However, amidst these adversities, we are beginning to witness the first signs of improvement. We were quick to adapt, implementing innovative strategies to enhance resilience and agility into our supply chain. Utilizing technology brought forward from our ongoing Digital Transformation project, which entailed integrating digital technology into all areas of our business, changed how we operate and deliver value to customers. In this case, new systems and processes gave us better visibility and control over inventory. Collaborative partnerships with our ODMs and diversified sourcing strategies also emerged, fostering greater flexibility and risk mitigation. Although the journey to full recovery is ongoing, these early improvements serve as a testament to the resilience and adaptability of our supply chain in the face of unprecedented challenges. Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features.

We believe our sourcing and manufacturing strategy allowed us to adjust quickly to changes in market demand, working with our ODM suppliers and developing direct relationships with key component suppliers to support the backlog. We continue to focus on optimizing product availability through sourcing, rationalizing our supply chain, outsourcing or virtualizing certain activities, and consolidating distribution sites and service logistics partners. These efforts also include process optimization initiatives, such as vendor managed inventory, and other operational models and strategies designed to drive improved efficiencies in our sourcing, production, logistics and fulfillment.

Research and Development

The success of our products to date is due in large part to our focus on research and development. We believe that continued success in the marketplace relies on our ability to regularly bring to the market new and enhanced products employing leading-edge technology that provide business solutions affordably, securely, and effortlessly. Accordingly, we are undertaking development efforts with an emphasis on increasing the scalability, reliability, usability, and security while innovating our user and buyer experience reducing complexity and the overall network operating costs of customers.

Our product research and development activities focus on solving the needs of customers in the enterprise campus edge and core by providing a unified wired, wireless, and SD-WAN cloud-driven network, enabling secure access from edge to public, hybrid, or private clouds in targeted verticals. Current activities include the continuing development of our innovative switching technology aimed to give our customers flexibility in how they deploy, connect to the cloud, monitor, and configure instantly saving time and money. Our ongoing research activities cover a broad range of areas, including cloud native technologies and solutions, generative AI, network security, identity management, wired and wireless networking, switching, and routing, open standards interfaces, software defined networks, campus, and data center fabrics. In addition, we continue to invest in ML/AI technology solutions targeting self-healing autonomous networking, Cloud Wi-Fi, IoT anomaly detection, and user recommendations.

We continue to enhance the functionality of our network operating systems which have been designed to provide high reliability, scale, and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2023, our research and development organization consisted of 788 employees. Research and development efforts are conducted in several of our locations, including Morrisville, North Carolina; San Jose, California; Salem, New Hampshire; Toronto, Canada; Shannon, Ireland; Massy, France; Hangzhou, China; and Bangalore and Chennai, India.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2023, we had 721 issued patents in the United States and 465 patents outside of the United States. The expiration dates of our issued patents in the United States range from calendar years 2023 to 2041. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. As of June 30, 2023, we had 36 registered trademarks in the United States and 326 registered trademarks outside of the United States.

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

Competition

The market for network switches, routers and software (including analytics) which is part of the broader market for networking equipment, is extremely competitive and characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. We believe the principal competitive factors in this market are:

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
•
customer service and support;
•
size and scope of distribution network;
•
brand name;
•
breadth of product offering;
•
access to customers; and
•
size of installed customer base.

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Hewlett-Packard Enterprise Co., Huawei Technologies Co. Ltd., Arista Networks Inc., Juniper Networks Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

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

Restructuring and Impairment

Fiscal year 2021

During fiscal year 2021, the Company continued its effort associated with the reduction-in-force plan (the “2020 Plan”) which was initiated during the third quarter of fiscal 2020, due to the global disruptions and slow-down in the demand of our products caused by the global pandemic outbreak of COVID-19, and the uncertainty around the timing of the recovery of the market. The plan was executed to reduce our operating costs and enhance financial flexibility. Along with the reduction and realignment of the headcount under the 2020 Plan, we continued the process of relocating certain lab test equipment to third-party consulting companies during fiscal 2021 and fiscal 2022.

Fiscal year 2022

During fiscal year 2022, the Company completed the reduction and realignment of the headcount and relocation of lab test equipment initiated under the 2020 Plan.

Fiscal year 2023

During fiscal 2023, the Company initiated a restructuring plan to transform our business infrastructure and reduce our facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project the Company will move engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating our labs. The Company expects that the project will take about 18 to 24 months for completion and expects to incur charges of approximately $10.0 million throughout this period primarily for asset disposals, contractor costs, severance, relocation and other non-recurring fees.

Environmental Matters

We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the United States and in various countries where our products are manufactured and sold. We are also subject to regulatory developments, including SEC disclosure regulations relating to so-called "conflict minerals," relating to ethically responsible sourcing of the components and materials used in our products. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position.

We are committed to improving energy efficiency in our product lines. Accordingly, we believe this is an area that affords us a competitive advantage for our products in the marketplace. We maintain compliance with various regulations related to the environment, including the Waste Electrical and Electronic Equipment and the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. To date, our compliance efforts with various United States and foreign regulations related to the environment have not had a material effect on our operating results.

Human Capital

At Extreme, we manage our human capital guided by our core values of Candor, Transparency, Curiosity, Teamwork, Ownership, and Inclusion. We apply these principles to talent acquisition and management, compensation and benefits, and diversity and inclusion.

As of June 30, 2023, we employed 2,849 people. Of these, 41.1% work in sales and marketing, 27.7% in research and development, 4.2% in operations, 16.3% in customer support and services and 10.7% in finance and administration. These employees were located worldwide, with 47.3% located in the United States, 7.9% in other locations in the Americas, 26.0% in the Asia Pacific region (“APAC”), which includes India and 18.8% in the regions of Europe, Middle East and Africa (“EMEA”).

None of our U.S. employees are subject to a collective bargaining agreement. In certain foreign jurisdictions, where required by local law or customs, some of our employees are represented by local workers’ councils and/or industry collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages due to labor disagreements.

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

Diversity and Inclusion. We believe that we gain valuable perspective that drives better decision making when we listen to diverse voices. To foster an inclusive environment, we support several employee resource groups (“ERGs”), including Women in Networking, Black @ Extreme (Black/African American), LaRaza (Hispanic), Maitri (employees in India), Pride Alliance (LGBTQ+), Global Veterans Council, API (Asian Pacific Islanders), APPs (Aspiring Professionals Program) and Abilities Alliance (employees with disabilities). We are stepping up to this challenge of fostering an inclusive environment through efforts to improve recruiting of diverse candidates, identify and support high potential employees, and retain diverse employees.

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

Our corporate governance guidelines, the charters of our Audit Committee, our Compensation Committee, our Nominating, Governance, Environmental & Social Responsibility Committee and our Code of Business Conduct and Ethics policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on the Investors section of our website at investor.extremenetworks.com under “Corporate Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

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

Risks Related to Our Business, Operations, and Industry

Intense competition in the market for networking equipment and cloud platform companies could prevent us from increasing revenues.

The market for network switching solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Hewlett-Packard Enterprise Company, Juniper Networks, Huawei Technologies Co. Ltd., and Arista Networks, Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base and a greater ability to make attractive offers to channel partners and customers than we do. Further, many of our competitors have made substantial investments in hardware networking capabilities and offerings. These competitors may be able to gain market share by leveraging their investments in hardware networking capabilities to attract customers at lower prices or with greater synergies. Some of our customers may question whether we have the financial resources to complete their projects and future service commitments.

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

We purchase several key components for products from single or limited sources and could lose sales if these suppliers fail to meet our needs. We are beginning to witness the first signs of improvement in supply chain constraints, however, risks still exist as supply chain logistics continue to evolve and adapt to new expectations and planning around lead times.

We currently purchase several key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. At present, semiconductor chips and other components are currently in high demand but supply has increased over the past year. Energy, raw material, and transportation costs, which are resulting in higher overall component costs, as well as delivery costs for expedited shipments, are still higher than historical levels, although the Company is actively working with suppliers to reduce these costs. If we are unable to mitigate these effects, this could have a material adverse effect on our ability to meet customer orders and will negatively impact our gross margin and results of operations. Our principal sole-source components include:

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

We expect that supply chain lead times will not revert to pre-COVID-19 timeframes. The Company is working to adapt to these changes by building revised lead times into its planning and forecasting processes and setting expectations with channel partners.

Our dependence on a few manufacturers and third parties for our manufacturing, warehousing, and delivery requirements could harm our business, financial condition, and operating results.

We primarily rely on our manufacturing partners Alpha Networks, Inc, Senao Networks, Inc, Hon Hai Precision Industry Co., Ltd (Foxconn), Delta Electronics Inc, Wistron Neweb Corporation, Sercomm Corporation, Quanta Computer Inc, Lite-On Technology Corp, and select other partners to manufacture our products. We have experienced delays in product shipments from some of our partners in the past, which in turn delayed product shipments to our customers. These or similar problems may arise in the future, such as delivery of products of inferior quality, delivery of insufficient quantity of products, or the interruption or discontinuance of operations of a manufacturer or other partner, any of which could have a material adverse effect on our business and operating results. While we maintain strong relationships with our manufacturing and other partners, our agreements with these manufacturers are generally of limited duration and pricing, quality, and volume commitments are negotiated on a recurring basis. The failure to maintain continuing agreements with our manufacturing partners or find replacements for them in a timely manner could adversely affect our business. We intend to introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers.

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

We depend upon international sales for a significant portion of our revenues, which imposes a number of risks on our business.

International sales constitute a significant portion of our net revenues. Our ability to grow will depend in part on the expansion of international sales. Our international sales primarily depend on the success of our resellers and distributors. The failure of these resellers and distributors to sell our products internationally would limit our ability to sustain and grow our revenues. There are a number of risks arising from our international business, including:

•	difficulties in managing operations across disparate geographic areas;
•	longer accounts receivable collection cycles;
•	higher credit risks requiring cash in advance or letters of credit;
•	potential adverse tax consequences;
•	increased complexity of accounting rules and financial reporting requirements;
•	the payment of operating expenses in local currencies, which exposes us to risks of currency fluctuations;
•	fluctuations in local economies;
•	difficulties associated with enforcing agreements through foreign legal systems
•	reduced or limited protection of intellectual property rights, particularly in jurisdictions that have less developed intellectual property regimes, such as China and India;
•	differing privacy regulations, data localization requirements, and restrictions on cross-border data transfers;
•	compliance with regulatory requirements of foreign countries, including compliance with rapidly evolving environmental regulations;
•	import tariffs imposed by the United States and the possibility of reciprocal tariffs by foreign countries;
•	compliance with export controls, including restrictions on trade with embargoed or sanctioned countries or with denied parties, and rules related to the export of encryption technology
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

As COVID-19 pandemic illustrated, world events such as a pandemic or geopolitical events can spread quickly around the world and result in impacts to the supply chain and the business environment that result in a material negative impact on our business, financial condition, and results of operations. Uncertainty in the global economy and financial markets are likely to impact the Company.

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

The cloud networking market is the fastest growing segment of the networking industry. The market demand for cloud networking solutions has increased in recent years as end customers have deployed larger networks and have increased the use of virtualization and cloud computing. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our channel partners and end customers more effectively and economically than those of other competitors or existing technologies. If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy network switching products, or if end customers do not recognize the benefits that our solutions provide, then our potential for growth in this cloud networking market could be adversely affected. If we are unsuccessful in attaching cloud services and maintenance services to our hardware product, our ability to grow our subscription revenue could be limited.

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

System security risks, data breaches, and cyberattacks could compromise our proprietary information, disrupt our internal operations, impact services to customers, and harm public perception of our products, which could adversely affect our business, financial condition and results of operations.

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

Increasingly, companies, including us, are subject to a variety of attacks on their networks and/or cloud-based services on an ongoing basis. The number and severity of these attacks could increase as a result of nation-state actors initiating attacks for political or cyber warfare purposes. Attacks could include supply chain attacks targeting our suppliers and attempts to penetrate our systems or disrupt our services directly. In some cases, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities in design or manufacture, including “bugs” and other problems that could allow network intrusion or unexpectedly interfere with the operation of our networks. Usage of “legacy” products that have been determined to have reached an end-of-life engineering status but will continue to operate for a limited amount of time may subject us or our customers to vulnerabilities. Further, employee error, malfeasance, or other disruptions can result in a security or data breach.

Despite our security measures, we may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks or prevent all security or data breaches. Because the techniques used by bad actors, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect these techniques. Any such breach could compromise our networks, products, or cloud-based services by creating system disruptions, slowdowns or even shutdowns, and exploiting security vulnerabilities of our products, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen. Such events, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm.

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

We rely on third-party cloud service providers such as Salesforce and Oracle to support internal operations. Disruptions to such services or data breaches related to those services could impact our ability to maintain efficient operations and to provide services to our customers.

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

The adoption, use, and development of AI products may result in reputational harm or liability.

We incorporate artificial intelligence into various products that we offer, and we continue to develop additional use cases and products based on AI. We use and will continue to use tools and processes that incorporate AI. The field of AI is rapidly developing, both technologically and from a regulatory and legal standpoint. Known challenges such as algorithmic bias, black box training sets, and “hallucinations” exist. As we incorporate this technology into our products and our internal tools and systems, we may experience unexpected outcomes or impacts related to the technology, creating reputational and legal and regulatory risks.

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

We may experience challenges or delays in forecasting, generating or recognizing revenue for a number of reasons and our revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	our dependence on obtaining orders during a quarter and shipping those orders in the same quarter to achieve our revenue objectives;
•	orders in our backlog could be cancelled by customers, impacting the accuracy of our revenue forecasting;
•	decreases in the prices of the products we sell;
•	the mix of products sold and the mix of distribution channels through which products are sold;
•	acceptance provisions in customer contracts;
•	our ability to deliver installation or customer acceptance by the end of the quarter;
•	seasonal fluctuations in demand for our products and services;
•	a disproportionate percentage of our sales occurring in the last month of a quarter;
•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;
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

We are subject to changes in general and specific macroeconomic conditions in the economy as a whole as well as in the networking industry, which could affect both revenue and costs. In particular, rising interest rates could decrease demand for our products and services, as the cost and access to capital to fund large projects may be limited for certain customers.

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

As part of our business strategy, we review acquisition and strategic investment prospects that we believe would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or otherwise offer growth opportunities. For example, on September 14, 2021, we acquired Ipanematech SAS, the SD-WAN division of InfoVista SAS, for EUR 60 million in cash consideration. In the event of any future acquisitions, we could:

•	issue equity securities which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	assume contingent liabilities; or
•	expend significant cash

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

Our credit facilities impose financial and operating restrictions on us and if we fail to meet our payment or other obligations under our 2023 Credit Agreement (as defined in Item 7, “Liquidity and Capital Resources”), the lenders under such 2023 Credit Agreement, as amended, could foreclose on, and acquire control of, substantially all of our assets.

Our 2023 Credit Agreement imposes, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to:

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

Our 2023 Credit Agreement also requires us to achieve and maintain compliance with specified financial ratios. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios or metrics could result in a default under our 2023 Credit Agreement. The lenders under our 2023 Credit Agreement also have the right in the event of a breach of the restrictive covenants to terminate any commitments they have to provide further borrowings. Reductions in earnings could increase our costs of borrowing, reduce our ability to comply with these covenants, or make extensions of credit unavailable to us.

Further, our 2023 Credit Agreement is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our 2023 Credit Agreement are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due or comply with other obligations and covenants under our 2023 Credit Agreement, the lenders under our 2023 Credit Agreement will have the right to proceed against these pledged capital stock and take control of substantially all of our assets.

Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.

Our 2023 Credit Agreement may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing to achieve and maintain compliance with specified financial ratios under our 2023 Credit Agreement, as amended. We may not be able to access additional capital resources due to a variety of reasons, including the restrictive covenants in our 2023 Credit Agreement and the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition and results of operations could be materially adversely affected.

Our indebtedness could expose us to interest rate risk to the extent of our variable rate debt.

Our 2023 Credit Agreement provides for interest to be calculated based on the prime rate, the federal funds rate and/or the secured overnight financing rate. The Federal Reserve has increased interest rates in 2022 and 2023 and these increases may continue into 2024 or beyond. Increases in interest rates on which the 2023 Credit Agreement interest rates are based would increase interest rates on our debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Regulatory, Tax and Legal Risks

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have an adverse effect on our business, results of operations or financial condition. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

Claims of infringement by others may increase and the resolution of such claims may adversely affect our business, financial condition, and operating results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open source” software) and other intellectual property rights. As we have grown, we have, and may continue to, experience greater revenues and increased public visibility, which may cause competitors, customers, and governmental authorities to be more likely to initiate litigation against us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, or internationally prohibiting us from exporting our products, in the case of China, or importing our products, in the case of Germany, the lack of predictability of such awards and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Furthermore, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenues from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

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

Significant judgment is required to determine our worldwide provision for income taxes. In the ordinary course of business, there are many transactions where the ultimate tax determination is uncertain. Additionally, our calculations of income taxes payable, currently and on a deferred basis, are based on our interpretation of applicable tax laws in the jurisdictions in which we are required to file tax returns. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Due to shifting economic and political conditions, tax rates and policies in the United States as well as international jurisdictions may be subject to significant change. The application and interpretation of such policies and underlying regulations, including taxation of earnings internationally, transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our cost sharing arrangement, Base Erosion and Anti-abuse Tax laws, Global Intangible Low-Tax Income (“GILTI”) laws, and the disallowance of tax deductions for certain expenses, as well as changes that may be enacted in the future could materially impact our tax provision, cash tax liability and effective tax rate. Most recently, the United States enacted the Inflation Reduction Act in 2022, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a corporate minimum tax on adjusted financial statement income of certain large companies. We have assessed preliminary guidance and do not expect these provisions will adversely impact our effective tax rate.

The Organization for Economic Co-operation and Development (“OECD”), an international association comprised of 38 countries including the United States and Ireland, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized and adopted by associated countries, will not have a materially adverse impact on our provision for income taxes. Substantially all member countries of the OECD agreed to certain tax principles, including a global minimum tax of 15%. In December 2022, the Council of the European Union adopted the global minimum tax initiative for enactment by European Union member states. EU members will be required to enact local laws in 2023, which are intended to be effective for tax years beginning after December 31, 2023. Many countries are also actively considering changes to existing tax laws and rates or have proposed or enacted new laws that could increase our tax obligations in countries where we do business, including the introduction of taxes targeted at digital services.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174 depending on whether the expenditure is recorded in the U.S. or a foreign jurisdiction. Although the U.S. Congress is considering legislation that would defer the capitalization and amortization requirement to later years, however, we have no assurance the provision will be repealed or modified. Given the requirement was not repealed or modified as of June 30, 2023, our existing U.S. net operating losses have been fully utilized and we are now subject to U.S. cash tax sooner than anticipated. In addition, our effective tax rate will materially increase as we made an accounting policy election to treat GILTI as a period cost (i.e., recorded when incurred) in 2018 when the GILTI rules were introduced. Our research and development expenditures are shared by our U.S. parent and Irish principal company and as such, the disallowed deduction will drive up our GILTI inclusion associated with Ireland, which in turn will increase our effective tax rate. Additionally, a change in our future effective tax rate, including from the release of the valuation allowances recorded against our net U.S. and Irish deferred tax assets may create volatility in our calculated tax expense.

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

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Extreme, which could decrease the value of our common stock.

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

General

Natural or man-made disasters, climate change, acts of war or terrorism, pandemics, technological disruptions or other events beyond our control could disrupt our operations and harm our business, financial condition and results of operations.

We have major offices in Morrisville, North Carolina, San Jose, California, and Salem, New Hampshire in the United States, as well as in Bangalore, India, in Thornhill, Canada, in Shannon, Ireland and in Reading, United Kingdom. We have, or plan to have, contract manufacturers located in China, Taiwan, Mexico, Vietnam, the Philippines, and Thailand. Historically, each location has been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, and severe storms, which could disrupt the local or even global economy, create power and communication disruptions, and pose physical risks to property belonging to us or our contract manufacturers. Global shipping could be disrupted by such events, which would impede our ability to get product to our customers. Climate change may exacerbate the frequency or severity of some natural disasters.

Regulations related to climate change and/or greenhouse gas emissions could have an impact on our supply chain, business operations, and regulatory compliance requirements. Customers or potential customers may impose climate change-related requirements on us that are costly or may require us to forego certain revenue.

In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism or other geopolitical unrest, may cause further disruptions to the economies of the United States and other countries. If such disruptions result in delays or cancellations of customer orders for our products, our business, financial condition and operating results will suffer.

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

In addition to our headquarters in Morrisville, we lease additional sites in the United States, including facilities in Salem, New Hampshire and San Jose, California for research and development, sales and marketing and administrative offices. Outside the United States, we also lease office space in various other international geographic locations for research and development, sales and service personnel and administration, including other cities in the Americas, EMEA and APAC, such as Bangalore, India, Chennai, India, Markham, Canada, Reading, United Kingdom, and Shannon, Ireland.

As of June 30, 2023, we have leased an aggregate of approximately 0.6 million square feet of space with various expiration dates between fiscal year 2023 and fiscal 2033. We are continuously evaluating the usage of and employee attendance at all of our locations. As leases expire, we analyze key metrics such as attendance and usage when determining whether to extend the lease, reduce the size of the facility or allow the lease to expire.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 10, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

Our common stock trades on the Nasdaq Global Select Market and commenced trading on Nasdaq on April 9, 1999 under the symbol “EXTR”.

As of August 17, 2023, there were 165 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our year ended June 30, 2023 Annual Meeting of Stockholders no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during the three months ended June 30, 2023 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(2)	Plans or Programs	(1)
Beginning amount available to repurchase				$125,193
April 1, 2023 - April 30, 2023	—	$—	—	125,193
May 1, 2023 - May 31, 2023	1,447	17.32	1,447	100,130
June 1, 2023 - June 30, 2023	—	—	—	100,130
Total	1,447	$17.32	1,447
Remaining amount available to repurchase				$100,130
(1)
On May 18, 2022, the Company announced that its Board of Directors had authorized a share repurchase program with authorization to repurchase up to $200.0 million of our common stock over a three-year period commencing on July 1, 2022. Refer to Note 11, Stockholders’ Equity, in Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information regarding the Company’s share repurchase program.
(2)
The aggregate price and the average price per share does not include the effect of the excise tax under the provision of the Inflation Reduction Act.

STOCK PRICE PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and the NASDAQ US Benchmark Computer Hardware TR Index commencing July 1, 2018 and ending on June 30, 2023. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Index data Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read with the Consolidated Financial Statements and the related notes in Part II, Item 8 of this Annual Report on Form 10-K.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” and as “we,” “us” and “our”) is a leading provider of cloud networking solutions and industry leading services and support. We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located in Morrisville, North Carolina. We derive a majority of our revenues from the sale of our networking equipment, software subscriptions and services, and related maintenance contracts.

Extreme is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops and manufactures wired, wireless, and SD-WAN infrastructure equipment. The Company's cloud solution is a single platform that offers unified network management of wireless access points, switches and SD-WAN. It leverages ML, AI Operations, and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments, and uncover actionable insights saves time, lower costs and streamlines operations.

Enterprise network administrators need to respond to the rapid digital transformational trends of cloud, mobility, big data, social business and the ever-present need for network security. Accelerators such as IoT, AI, BYOD, ML, cognitive computing, and robotics add complexity to challenge the capabilities of traditional networks. Technology advances have a profound effect across the entire enterprise network placing unprecedented demands on network administrators to enhance management capabilities, scalability, programmability, agility, and analytics of the enterprise networks they manage.

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2023” or “2023"; “fiscal 2022” or “2022”; “fiscal 2021” or “2021” represent the fiscal years ending, respectively.

Acquisitions

Ipanematech SAS

On September 14, 2021 (the “Acquisition Date”), we completed our acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network business unit of InfoVista pursuant to a Sale and Purchase Agreement. Under the terms of the Acquisition, the net consideration paid by Extreme to Ipanema stockholders was $70.9 million. The primary reason for the Acquisition was to acquire the talent and the technology to allow us to expand our portfolio with new cloud-managed SD-WAN and security offerings to support our enterprise customers. The acquisition was accounted for using the acquisition method of accounting whereby the acquired assets and liabilities of Ipanema were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. Results of operations of Ipanema are included in our operations beginning with the Acquisition Date. During the fiscal years ended June 30, 2023 and 2022, we recognized transaction costs related to this acquisition of $0.4 million and $7.0 million, respectively, which are included in “Acquisition and integration costs” in the accompanying consolidated statements of operations.

Results of Operations

The following is a summary of our results of operations during the fiscal year ended June 30, 2023:

•
Net revenues of $1,312.5 million, increased 18.0% from fiscal 2022 net revenues of $1,112.3 million.
•
Product revenues of $932.5 million, increased 22.4% from fiscal 2022 product revenues of $761.7 million.
•
Service and subscription revenues of $380.0 million, increased 8.4% from fiscal 2022 service and subscription revenues of $350.6 million.
•
Total gross margin of 57.5% of net revenues in fiscal 2023, compared to 56.6% in fiscal 2022.
•
Operating income of $108.3 million, compared to operating income of $64.2 million in fiscal 2022.
•
Net income was $78.1 million in fiscal 2023, compared to net income of $44.3 million in fiscal 2022.
•
Cash flow provided by operating activities of $249.2 million, compared to cash flow provided by operating activities of $128.2 million in fiscal 2022, an increase of $121.0 million. Cash and cash equivalents was $234.8 million as of June 30, 2023, an increase of $40.3 million, compared to $194.5 million at the end of fiscal 2022.

Net Revenues

The following table presents net product and service and subscription revenues for the fiscal years ended June 30, 2023, 2022 and 2021 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Net revenues:
Product	$932,454	$761,721	$170,733	22.4%	$761,721	$699,396	$62,325	8.9%
Percentage of net revenues	71.0%	68.5%			68.5%	69.3%
Service and subscription	380,000	350,600	29,400	8.4%	350,600	310,022	40,578	13.1%
Percentage of net revenues	29.0%	31.5%			31.5%	30.7%
Total net revenues	$1,312,454	$1,112,321	$200,133	18.0%	$1,112,321	$1,009,418	$102,903	10.2%

Product revenues increased $170.7 million or 22.4% for the year ended June 30, 2023, compared to fiscal 2022. The product revenues increase for the year ended June 30, 2023 as compared to fiscal 2022 was primarily due to strong demand for our products and higher shipments resulting from an easing in supply chain constraints which had impacted our ability to fulfill the demand for our products during fiscal 2022.

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

Service and subscription revenues increased $29.4 million or 8.4% for the year ended June 30, 2023, compared to fiscal 2022. The increase in service and subscription revenues was primarily due to the growth in our subscription business.

Service and subscription revenues increased $40.6 million or 13.1% for the year ended June 30, 2022, compared to fiscal 2021. The increase in service and subscription revenues was primarily due to the growth in subscription revenues and partially due to the acquisition of Ipanema.

We operate in three regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the total net revenues geographically for the fiscal years ended June 30, 2023, 2022 and 2021 (in thousands, except percentages):

	Year Ended				Year Ended
Net Revenues	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Americas:
United States	$572,927	$503,635	$69,292	13.8%	$503,635	$485,471	$18,164	3.7%
Other	84,108	44,608	39,500	88.5%	44,608	48,049	(3,441)	(7.2)%
Total Americas	657,035	548,243	108,792	19.8%	548,243	533,520	14,723	2.8%
Percentage of net revenues	50.1%	49.3%			49.3%	52.9%
EMEA	559,669	477,081	82,588	17.3%	477,081	387,545	89,536	23.1%
Percentage of net revenues	42.6%	42.9%			42.9%	38.4%
APAC	95,750	86,997	8,753	10.1%	86,997	88,353	(1,356)	(1.5)%
Percentage of net revenues	7.3%	7.8%			7.8%	8.8%
Total net revenues	$1,312,454	$1,112,321	$200,133	18.0%	$1,112,321	$1,009,418	$102,903	10.2%

We rely upon multiple channels of distribution, including distributors, direct resellers, OEMs and direct sales. Revenues through our distributor channel were 83% of total product revenues in fiscal 2023, 80% of total product revenues in fiscal 2022 and 77% of total product revenue in fiscal 2021.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and service and subscription revenues and the gross profit percentage of net revenues for the fiscal years ended June 30, 2023, 2022 and 2021 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Gross profit:
Product	$506,159	$401,159	$105,000	26.2%	$401,159	$389,438	$11,721	3.0%
Percentage of product revenues	54.3%	52.7%			52.7%	55.7%
Service and subscription	248,561	228,779	19,782	8.6%	228,779	195,685	33,094	16.9%
Percentage of service and subscription revenues	65.4%	65.3%			65.3%	63.1%
Total gross profit	$754,720	$629,938	$124,782	19.8%	$629,938	$585,123	$44,815	7.7%
Percentage of net revenues	57.5%	56.6%			56.6%	58.0%

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

Product gross profit increased to $506.2 million for the year ended June 30, 2023, from $401.2 million in fiscal 2022, primarily due to increased product revenues along with lower amortization of intangibles of $3.8 million due to certain intangibles being fully amortized, and lower distribution costs of $1.1 million due to easing of supply chain constraints, partially offset by higher direct product costs, higher excess and obsolete inventory charges of $6.3 million and higher warranty reserves cost of $2.1 million..

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

Our cost of service and subscription revenues consist primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts as well as third-party professional services costs, data center costs and cloud hosting service costs.

Service and subscription gross profit increased to $248.6 million for the year ended June 30, 2023, from $228.8 million in fiscal 2022, primarily due to higher service and subscription revenues partially offset by higher professional services fees and increased cloud service costs.

Service and subscription gross profit increased to $228.8 million for the year ended June 30, 2022, from $195.7 million in fiscal 2021, primarily due to higher service and subscription revenues partially offset by higher professional fees and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the fiscal years ended June 30, 2023, 2022 and 2021 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2023	June 30, 2022	$ Change	% Change	June 30, 2022	June 30, 2021	$ Change	% Change
Research and development	$214,270	$190,591	$23,679	12.4%	$190,591	$196,995	$(6,404)	(3.3)%
Sales and marketing	336,906	294,470	42,436	14.4%	294,470	276,841	17,629	6.4%
General and administrative	89,934	68,697	21,237	30.9%	68,697	66,201	2,496	3.8%
Acquisition and integration costs	390	7,009	(6,619)	(94.4)%	7,009	1,975	5,034	254.9%
Restructuring and related charges	2,860	1,748	1,112	63.6%	1,748	2,625	(877)	(33.4)%
Amortization of intangible assets	2,047	3,235	(1,188)	(36.7)%	3,235	6,110	(2,875)	(47.1)%
Total operating expenses	$646,407	$565,750	$80,657	14.3%	$565,750	$550,747	$15,003	2.7%

The following table highlights our operating expenses and operating income as a percentage of net revenues for the fiscal years ended June 30, 2023, 2022 and 2021:

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Research and development	16.3%	17.1%	19.5%
Sales and marketing	25.7%	26.5%	27.4%
General and administrative	6.9%	6.2%	6.6%
Acquisition and integration costs	0.0%	0.6%	0.2%
Restructuring and related charges	0.2%	0.2%	0.3%
Amortization of intangible assets	0.2%	0.3%	0.6%
Total operating expenses	49.3%	50.9%	54.6%
Operating income	8.3%	5.8%	3.4%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consists of compensation, benefits and stock-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $23.7 million or 12.42% for the year ended June 30, 2023 as compared to fiscal 2022, primarily due to a $15.4 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation and higher headcount, a $3.8 million increase in third-party software licenses and engineering project costs, a $2.2 million increase in contractor and consultant fees, a $1.3 million increase in facility and information technology costs and a $2.3 million increase in other costs primarily related to travel.

Research and development expenses decreased by $6.4 million or 3.25% for the year ended June 30, 2022 as compared to fiscal 2021, primarily due to a $0.7 million decrease in personnel costs, a $3.8 million decrease in facility and information technology costs, a $1.2 million decrease in third-party software licenses and engineering project costs and a $1.0 million decrease in other expenses, partially offset by a $0.3 million increase in travel expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs (which consists of compensation, benefits and stock-based compensation) and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $42.4 million or 14.4% for the year ended June 30, 2023, as compared to fiscal 2022, primarily due to a $35.1 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $5.9 million increase in travel expenses due to loosening of COVID-19 restrictions, and a $1.4 million increase in other expenses primarily professional fees and sales and marketing activities.

Sales and marketing expenses increased by $17.6 million or 6.4% for the year ended June 30, 2022, as compared to fiscal 2021, primarily due to a $6.6 million increase in personnel costs primarily due to higher headcount, a $7.0 million increase in marketing sales and promotional costs, a $5.5 million increase in travel expenses due to loosening of COVID-19 restrictions, partially offset by a $1.5 million decrease in professional fees and equipment related costs.

General and Administrative Expenses

General and administrative expenses consist of primarily of personnel costs (which consists of compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $21.2 million or 30.9% for the year ended June 30, 2023, as compared to fiscal 2022, primarily due to a $10.1 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation and higher headcount, a $6.2 million increase in professional fees primarily for legal, a $5.1 million increase for litigation settlement charges, a $0.9 million increase in system transition costs, partially offset by a $1.2 million decrease in other expenses primarily for travel and facilities related costs.

General and administrative expenses increased by $2.5 million or 3.8% for the year ended June 30, 2022, as compared to fiscal 2021, primarily due to a $1.4 million increase in third party software and equipment related costs, a $1.9 million increase in facilities and related costs, partially offset by a $0.2 million decrease in personnel costs and a $0.6 million decrease in travel and professional fees.

Acquisition and Integration Costs

As a result of our acquisitions of Ipanema in fiscal 2022, and Aerohive Networks, Inc. (“Aerohive”) in fiscal 2020, we incurred $0.4 million, $7.0 million and $2.0 million of acquisition and integration costs in fiscal years ended June 30, 2023, 2022 and 2021, respectively.

For fiscal 2023, we incurred $0.4 million of acquisition and integration costs which consisted primarily of professional fees and certain compensation charges related to the Acquisition.

For fiscal 2022, we incurred $7.0 million of acquisition and integration costs which consisted primarily of professional fees for product integration, system integration, financial, legal and advisory services related to the Acquisition.

For fiscal 2021, we incurred $2.0 million of integration costs which consisted primarily of additional professional fees for system integration and financial services related to the Aerohive acquisition.

Restructuring and Related Charges

During the fiscal years ended June 30, 2023, 2022 and 2021, we recorded restructuring and related charges of $2.9 million, $1.7 million and $2.6 million, respectively.

Fiscal year 2023

During fiscal 2023, the Company recorded $2.9 million of restructuring charges which primarily comprised of $2.0 million of facility related charges related to our previously impaired facilities and $0.9 million in charges associated with our restructuring plan initiated in the third quarter of fiscal 2023 to transform our business and facilities infrastructure.

Fiscal year 2022

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

Fiscal year 2021

During fiscal 2021, we continued our cost reduction initiative that began in the third quarter of fiscal 2020 and recorded related severance, benefits, and equipment relocation charges of $1.5 million, related to the 2020 Plan. In addition, we had facility-related charges of $1.1 million, related to our previously impaired facilities.

Amortization of Intangible Assets

During the fiscal years ended June 30, 2023, 2022 and 2021, we recorded $2.0 million, $3.2 million and $6.1 million, respectively, of amortization expense in operating expenses primarily for certain intangibles related to the acquisitions of the Ipanema, and Aerohive businesses. The decrease in amortization expense in fiscal 2023 from fiscal 2022 was primarily due to certain acquired intangibles from previous acquisitions becoming fully amortized. The decrease in amortization expense in fiscal 2022 from fiscal 2021 was primarily due to certain acquired intangibles from previous acquisitions becoming fully amortized, partially offset by an increase from the amortization of acquired intangibles from the Ipanema acquisition.

Interest Income

Interest income was $3.2 million, $0.4 million and $0.4 million in fiscal years ended June 30, 2023, 2022 and 2021, respectively. Interest income increased in fiscal 2023 as compared to fiscal 2022 primarily due to higher interest earned cash deposits. Interest income remained flat in fiscal 2022 from fiscal 2021.

Interest Expense

We incurred $17.4 million, $12.8 million, and $22.9 million of interest expense for fiscal years ended June 30, 2023, 2022 and 2021, respectively. The increase in interest expense in fiscal year ended June 30, 2023 was primarily driven by higher average rates under our Credit Agreements and write-off the unamortized deferred financing costs related to our 2019 Credit Agreement, as we amended the 2019 Credit Agreement and entered into the 2023 Credit Agreement during June 2023. The decrease in interest expense in fiscal year ended June 30, 2022 as compared to fiscal 2021 was primarily driven by lower average loan balances and lower average rates under our 2019 Credit Agreement. For a discussion of our credit agreements, see the section titled "Liquidity and Capital Resources" below.

Other Income (Expense), net

We had other income of less than $0.1 million and $0.4 million in fiscal years ended June 30, 2023 and 2022, respectively, and other expense of $1.7 million in fiscal 2021. The other income for fiscal years ended June 30, 2023 and 2022 was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars. The other expense for fiscal 2021 was primarily due to foreign exchange losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of (i) GILTI, (ii) the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions, (iii) foreign income taxes of our international subsidiaries, and (iv) U.S. state taxes. For the fiscal years ended June 30, 2023, 2022 and 2021, we recorded income tax provisions of $16.0 million, $7.9 million, and $8.2 million respectively.

For fiscal 2023, 2022 and 2021, our tax provision primarily related to taxes on our foreign operations, including foreign withholding taxes remitted to foreign tax authorities by customers on our behalf, tax expense related to the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business and state taxes in states where we have exhausted available Net Operating Losses or are subject to certain franchise taxes qualifying as income tax under the relevant tax accounting guidance. In addition, our tax provision for the fiscal year ended June 30, 2023 included $3.2 million of U.S. federal tax.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and for further explanation of our provisions for income taxes, see Note 16, Income Taxes, in Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting policies stated below, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

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

Our stocking distributors are allowed certain price adjustments in the form of rebates and limited stock rotation rights. In determining the transaction price, we consider these rebates to be variable consideration which are estimated based on an analysis of historical claims at the distributor level. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotations are an additional form of variable consideration and are estimated based on an analysis of historical return rates.

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

See Note 3, Revenues, in Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash and cash equivalent (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$234,826	$194,522

As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $234.8 million, accounts receivable, net of $182.0 million and available borrowings under our five-year 2023 Revolving Facility (as defined below) of $125.0 million. We anticipate our principal uses of cash and cash equivalents for fiscal 2024 will be purchases of finished goods inventory from our contract manufacturers, payroll, share repurchases, payments under debt obligations and related interest, payments under lease obligations, purchases of property and equipment and other operating expenses related to the development and marketing of our products. We believe that our existing cash and cash equivalents, cash flows from operations, and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months. We are not currently aware of any material cash requirements beyond the next 12 months other than those described above for fiscal 2023 and our known contractual obligations. See the section titled “Contractual Obligations” below.

On May 18, 2022, our Board of Directors authorized a share repurchase program with authorization to repurchase up to $200.0 million of our common stock over a three-year period beginning in our fiscal year commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. The current repurchase authorization supersedes and replaces any previously authorized repurchase programs. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the year ended June 30, 2023 we repurchased a total of 5,375,391 shares of common stock on the open market at a total cost of $99.9 million with an average price of $18.58 per share. As of June 30, 2023, we have $100.1 million available under our share repurchase program.

On August 9, 2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”). The 2019 Credit Agreement provides for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (“2019 Revolving Facility”). In addition, we may request incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million plus an unlimited amount that is subject to pro forma compliance with certain financial tests. On August 9, 2019, we used the proceeds to partially fund the acquisition of Aerohive and for working capital and general corporate purposes.

At our election, the initial term loan (the “Initial Term Loan”) under the 2019 Credit Agreement was either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranged from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranged from 1.25% to 3.50%, in each case based on Extreme’s Consolidated Leverage Ratio. All Eurodollar loans are subject to a Base Rate floor of 0.00%. The 2019 Credit Agreement was secured by substantially all of our assets.

The 2019 Credit Agreement required us to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2019 Credit Agreement also included covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of our assets. The 2019 Credit Agreement also included customary events of default which may result in acceleration of the outstanding balance.

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

The Second Amendment provided for us to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021 our financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such we filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing our Form 10-Q for the quarterly period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement resulted in our Eurodollar loan spread decreasing from 4.5% during the Suspension Period to 2.75%, the unused facility commitment fee decreasing from 0.4% to 0.35%, and the limitation on revolver borrowings being removed effective May 1, 2021 after filing of the certificate with the administrative agent.

On June 22, 2023, we entered into the Second Amended and Restated Credit Agreement (the “2023 Credit Agreement) by and among Extreme, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “Term Facility”), ii) a $150.0 million five-year revolving credit facility (the “Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million plus an unlimited amount that is subject to pro forma compliance with a specified Consolidated Leverage Ratio tests. We may use proceeds of the loans for working capital and general corporate purposes. On June 22, 2023, the Company borrowed $25.0 million against its $150.0 million revolving credit, which was subsequently paid off on July 7, 2023.

At the Company’s election, the initial term loan (the “Initial Term Loan”) under the 2023 Credit Agreement may be made as either a base rate loan or a Secured Overnight Financing Data Rate (“SOFR loan"). The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s Consolidated Leverage Ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum. The Company also agrees to pay other closing fees, arrangement fees, and administration fees.

The 2023 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2023 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2023 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows for the fiscal years ended June 30, 2023, 2022, and 2021 (in thousands):

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Net cash provided by operating activities	$249,212	$128,177	$144,535
Net cash used in investing activities	(13,800)	(84,950)	(17,176)
Net cash used in financing activities	(194,783)	(94,663)	(74,782)
Foreign currency effect on cash and cash equivalents	(325)	(936)	445
Net increase (decrease) in cash and cash equivalents	$40,304	$(52,372)	$53,022

Cash and cash equivalent was $234.8 million at June 30, 2023, representing an increase of $40.3 million from $194.5 million at June 30, 2022. This increase was primarily due to cash provided by operating activities of $249.2 million, which is offset by cash used in financing activities of $194.8 million mainly as a result of payments on the 2019 Initial Term Loan and share repurchases and cash used in investing activities of $13.8 million primarily for the purchase of property and equipment.

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

Net Cash Provided by Operating Activities

Cash provided by operating activities during the fiscal year ended June 30, 2023 was $249.2 million. Factors contributing to cash provided by operating activities were net income of $78.1 million, non-cash expenses of $104.6 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included decrease in account receivable and increases in accounts payable, accrued compensation and deferred revenue. These amounts were partially offset by increases in inventories and prepaid expenses and other assets and decreases in operating lease liabilities.

Cash provided by operating activities during the fiscal year ended June 30, 2022 was $128.2 million. Factors contributing to cash provided by operating activities were net income of $44.3 million, non-cash expenses of $104.0 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included increases in accounts payable and deferred revenue. These amounts were partially offset by increases in accounts receivable, inventories and prepaid expenses and other assets and decreases in accrued compensation, current and long-term liabilities and operating lease liabilities.

Cash provided by operating activities during the fiscal year ended June 30, 2021 was $144.5 million. Factors contributing to cash provided by operating activities were net income of $1.9 million, non-cash expenses of $121.7 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and imputed interest. Other sources of cash for the period included a decrease in inventory and increases in accounts payable, accrued compensation and deferred revenue. These amounts were partially offset by increases in accounts receivable and prepaid expenses and other current assets and decreases in the current and long-term liabilities and operating lease liabilities.

Net Cash Used in Investing Activities

Cash used in investing activities during the fiscal year ended June 30, 2023 was $13.8 million, primarily due to the payment of $13.8 million for the purchases of property and equipment.

Cash used in investing activities during the fiscal year ended June 30, 2022 was $85.0 million, primarily due to the payment of $69.5 million (net of cash acquired) for the Acquisition and $15.4 million for purchases of property and equipment.

Cash used in investing activities during the fiscal year ended June 30, 2021 was $17.2 million for the purchases of property and equipment.

Net Cash Used in by Financing Activities

Cash used in financing activities during the fiscal year ended June 30, 2023 was $194.8 million due primarily to share repurchases of $99.9 million, debt repayments of $108.6 million, payments of debt financing cost of $3.2 million, $3.0 million of deferred payments on acquisitions and a $5.1 million payment for taxes on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”). The amounts were partially offset by cash received of $25.0 million from the 2023 Revolving Facility.

Cash used in financing activities during the fiscal year ended June 30, 2022 was $94.7 million due primarily to share repurchases of $45.0 million, debt repayments of $38.1 million, payments of contingent consideration of $1.0 million and $4.0 million of deferred payments on acquisitions and a $6.5 million payment for taxes on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options.

Cash used in financing activities during the fiscal year ended June 30, 2021 was $74.8 million due primarily to debt repayments of $74.0 million, payments of contingent consideration of $1.3 million and $4.0 million of deferred payments on acquisitions. This was partially offset by $4.5 million of proceeds from issuance of shares of our common stock under our ESPP and the exercise of stock options, net of taxes paid on vested and released stock awards.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in 2023, primarily due to changes in exchange rates between the U.S. Dollar and particularly the Indian Rupee, U.K. Pound, and the Euro.

Contractual Obligations

As of June 30, 2023, we have contractual obligations for debt obligations, purchase obligations, lease obligations and other obligations.

Our debt obligations relate to amounts owed under our 2023 Credit Agreement. As of June 30, 2023, we have $225.0 million of debt outstanding which is payable in quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 8, Debt, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of June 30, 2023, we have non-cancelable commitments to purchase $69.6 million of inventory. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2032. As of June 30, 2023, the value of our obligations under operating leases was $48.2 million. See Note 9, Leases, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our lease obligations.

We have contractual commitments with our suppliers which represent commitments for future services. As of June 30, 2023, we have contractual commitments of $34.5 million that are due through our fiscal year 2027.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We do not have any material commitments for capital expenditures as of June 30, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial debt and foreign currencies. As of June 30, 2023, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2023 Credit Agreement, which is described in Note 8, Debt, in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. At June 30, 2023, we had $225.0 million of debt outstanding, all of which was from the 2023 Credit Agreement. Through the end of our fiscal year 2023, the average daily outstanding amount was $268.8 million with a high of $308.6 million and a low of $225.0 million. As of June 30, 2023 we have not entered into any derivative instruments to hedge the impact of the changes in variable interest rates under our 2023 Credit Agreement.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2023, on the outstanding borrowings under the 2023 Credit Agreement as of June 30, 2023, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of June 30, 2023	100 bps	50 bps
Debt	$(2,333)	$(1,167)	$233,341	$2,333	$1,167

* Underlying interest rate was 7.18% as of June 30, 2023.

Exchange Rate Sensitivity

A majority of our sales and our expenses are denominated in U.S. Dollars. While we conduct sale transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of June 30, 2023 and June 30, 2022, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $3.4 million and $9.6 million, respectively. These contracts have maturities of less than 60 days. Changes in the fair value of derivatives are recognized in "other income, net." For the years ended June 30, 2023 and, 2022, the net loss recorded in the consolidated statement of operations from these contracts were $0.4 million and $1.4 million, respectively. There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2023 and 2022.

Foreign currency transaction gains and losses from operations were gains of $0.8 million and $1.7 million in fiscal years ended June 30, 2023 and 2022, respectively, and a loss of $2.2 million in fiscal year ended June 30, 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 24, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Customer Rebates Determined to be Variable Consideration

As described further in Note 3 to the financial statements, sales to stocking distributors are made under terms allowing certain price adjustments in the form of rebates. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its end customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these customer rebates to be variable consideration. Such price adjustments are estimated based on an analysis of historical claims at the distributor level.

The principal consideration for our determination that customer rebates determined to be variable consideration is a critical audit matter is that the estimates made in determining the customer rebates involve significant judgments. Evaluating the appropriateness of these estimates requires a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the customer rebates determined to be variable consideration included the following, among others:

•
We tested the design and operating effectiveness of controls over the Company’s estimation of variable consideration for stocking distributor rebates, including:
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
•
Confirmed inventory held in the channel with a sample of stocking distributors.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

August 24, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2023, and our report dated August 24, 2023 expressed an unqualified opinion on those financial statements.

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

August 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Extreme Networks, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity and cash flows of Extreme Networks, Inc. (the Company) for the year ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended June 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

San Jose, California

August 27, 2021

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$234,826	$194,522
Accounts receivable, net	182,045	184,097
Inventories	89,024	49,231
Prepaid expenses and other current assets	70,263	61,239
Total current assets	576,158	489,089
Property and equipment, net	46,448	49,578
Operating lease right-of-use assets, net	34,739	36,454
Intangible assets, net	16,063	32,515
Goodwill	394,755	400,144
Other assets	73,544	60,730
Total assets	$1,141,707	$1,068,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $674 and $2,276, respectively	$34,326	$33,349
Accounts payable	99,724	84,338
Accrued compensation and benefits	71,367	53,710
Accrued warranty	12,322	10,852
Current portion of operating lease liabilities	10,847	13,956
Current portion of deferred revenue	282,475	238,262
Other accrued liabilities	64,440	65,714
Total current liabilities	575,501	500,181
Deferred revenue, less current portion	219,024	163,357
Long-term debt, less current portion, net of unamortized debt issuance costs of $2,409 and $2,430, respectively	187,591	270,570
Operating lease liabilities, less current portion	31,845	33,256
Deferred income taxes	7,747	7,717
Other long-term liabilities	3,247	3,086
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 143,629 and 139,742 shares issued, respectively; 127,775 and 129,263 shares outstanding, respectively	144	140
Additional paid-in-capital	1,173,744	1,115,416
Accumulated other comprehensive loss	(13,192)	(3,055)
Accumulated deficit	(855,998)	(934,072)
Treasury stock at cost, 15,854 and 10,479 shares, respectively	(187,946)	(88,086)
Total stockholders’ equity	116,752	90,343
Total liabilities and stockholders’ equity	$1,141,707	$1,068,510

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021

Net revenues:
Product	$932,454	$761,721	$699,396
Service and subscription	380,000	350,600	310,022
Total net revenues	1,312,454	1,112,321	1,009,418
Cost of revenues:
Product	426,295	360,562	309,958
Service and subscription	131,439	121,821	114,337
Total cost of revenues	557,734	482,383	424,295
Gross profit:
Product	506,159	401,159	389,438
Service and subscription	248,561	228,779	195,685
Total gross profit	754,720	629,938	585,123
Operating expenses:
Research and development	214,270	190,591	196,995
Sales and marketing	336,906	294,470	276,841
General and administrative	89,934	68,697	66,201
Acquisition and integration costs	390	7,009	1,975
Restructuring and related charges	2,860	1,748	2,625
Amortization of intangible assets	2,047	3,235	6,110
Total operating expenses	646,407	565,750	550,747
Operating income	108,313	64,188	34,376
Interest income	3,155	412	352
Interest expense	(17,385)	(12,789)	(22,856)
Other income (expense), net	23	383	(1,687)
Income before income taxes	94,106	52,194	10,185
Provision for income taxes	16,032	7,923	8,249
Net income	$78,074	$44,271	$1,936

Basic and diluted income per share:
Net income per share – basic	$0.60	$0.34	$0.02
Net income per share – diluted	$0.58	$0.33	$0.02

Shares used in per share calculation – basic	129,473	129,437	124,019
Shares used in per share calculation – diluted	133,649	133,494	127,669

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Net income	$78,074	$44,271	$1,936
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	344	1,652	(222)
Reclassification adjustment related to interest rate swaps	(1,658)	796	858
Change in unrealized gains and losses on foreign currency forward contracts	—	205	(205)
Net change from derivatives designated as hedging instruments	(1,314)	2,653	431
Net change in foreign currency translation adjustments	(8,823)	(2,897)	3,136
Other comprehensive income (loss)	(10,137)	(244)	3,567
Total comprehensive income	$67,937	$44,027	$5,503

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2020	127,114	$127	$1,035,041	$(6,378)	(6,597)	$(43,113)	$(980,279)	$5,398
Net income	—	—	—	—	—	—	1,936	1,936
Other comprehensive income	—	—	—	3,567	—	—	—	3,567
Issuance of common stock from equity incentive plans, net of tax withholding	6,165	6	4,510	—	—	—	—	4,516
Stock-based compensation	—	—	39,051	—	—	—	—	39,051
Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	44,271	44,271
Other comprehensive loss	—	—	—	(244)	—	—	—	(244)
Issuance of common stock from equity incentive plans, net of tax withholding	6,463	7	(6,548)	—	—	—	—	(6,541)
Stock-based compensation	—	—	43,362	—	—	—	—	43,362
Repurchase of stock	—	—	—	—	(3,882)	(44,973)	—	(44,973)
Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	78,074	78,074
Other comprehensive loss	—	—	—	(10,137)	—	—	—	(10,137)
Issuance of common stock from equity incentive plans, net of tax withholding	3,887	4	(5,144)	—	—	—	—	(5,140)
Stock-based compensation	—	—	63,472	—	—	—	—	63,472
Repurchase of stock	—	—	—	—	(5,375)	(99,860)	—	(99,860)
Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$78,074	$44,271	$1,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,888	20,215	22,961
Amortization of intangible assets	14,988	19,946	32,356
Reduction in carrying amount of right-of-use asset	12,248	14,929	16,134
Provision for doubtful accounts	459	29	409
Share-based compensation	63,472	43,362	39,051
Deferred income taxes	407	682	1,785
Non-cash interest expense	1,145	4,443	5,055
Other	(8,056)	423	3,989
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	1,593	(26,231)	(34,158)
Inventories	(41,827)	(16,722)	22,729
Prepaid expenses and other assets	(1,368)	(4,469)	(18,979)
Accounts payable	14,733	23,810	10,810
Accrued compensation and benefits	17,137	(20,709)	20,088
Operating lease liabilities	(15,219)	(18,949)	(19,986)
Deferred revenue	90,102	44,635	54,398
Other current and long-term liabilities	1,436	(1,488)	(14,043)
Net cash provided by operating activities	249,212	128,177	144,535
Cash flows from investing activities:
Capital expenditures	(13,800)	(15,433)	(17,176)
Business acquisition, net of cash acquired	—	(69,517)	—
Net cash used in investing activities	(13,800)	(84,950)	(17,176)
Cash flows from financing activities:
Borrowings under Revolving Facility	25,000	—	—
Payments on debt obligations	(108,625)	(38,125)	(74,000)
Loan fees on borrowings	(3,158)	—	—
Repurchase of common stock	(99,860)	(44,973)	—
Payments for tax withholdings, net of proceeds from issuance of common stock	(5,140)	(6,541)	4,516
Payment of contingent consideration obligations	—	(1,024)	(1,298)
Deferred payments on an acquisition	(3,000)	(4,000)	(4,000)
Net cash used in financing activities	(194,783)	(94,663)	(74,782)
Foreign currency effect on cash and cash equivalents	(325)	(936)	445
Net increase (decrease) in cash and cash equivalents	40,304	(52,372)	53,022

Cash and cash equivalents at beginning of period	194,522	246,894	193,872
Cash and cash equivalents at end of period	$234,826	$194,522	$246,894

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,093	$9,272	$18,741
Cash paid for taxes, net	$12,003	$7,776	$4,488
Non-cash investing activities:
Unpaid capital expenditures	$2,250	$1,756	$3,004

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2023” or “ 2023”; “fiscal 2022” or “2022”; “fiscal 2021” or “2021” represent the fiscal years ending, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Extreme Networks, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

The Company predominantly uses the United States Dollar as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local currency functional environment, all assets and liabilities are translated to United States Dollars at current month-end exchange rates; and revenues and expenses are translated using the monthly average rate.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company derives revenues primarily from sales of its networking equipment, with the remaining revenues generated from software delivered as a service and service fees relating to maintenance contracts, professional services, and training for the products. The Company recognizes revenues when control of promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

(b) Leases

The Company leases facilities, equipment and vehicles under operating leases that expire on various dates through fiscal 2033. The Company determines if an arrangement is a lease at inception. We evaluate the classification of leases at commencement date and as necessary, at modification. In general, for lease arrangements exceeding a twelve-month term, these arrangements are recognized as ROU assets with associated operating lease liabilities on the consolidated balance sheets.

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

The remaining lives of intangible assets are considered regularly along with assessments of impairment and lives are adjusted or impairment charges taken when required.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill is calculated as the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if indicators of impairment are present. The Company has one reporting unit and performs its annual goodwill impairment analysis as of the first day of the fourth quarter of each year. In assessing impairment on goodwill, the Company bypasses the qualitative assessment and proceeds directly to performing the quantitative evaluation of the fair value of the reporting unit, to compare against the carrying value of the reporting unit. A goodwill impairment charge is recognized for the amount by which the reporting unit’s fair value is less than its carrying value. Based on the results of the goodwill impairment analysis, the Company determined that no impairment charge needed to be recorded for any periods presented.

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

Deferred Revenue

Deferred revenue represents amounts for (i) deferred maintenance, support, and software as a service (“SaaS”) revenues, and (ii) other deferred revenue including professional services when the revenue recognition criteria have not been met.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

The Company recognizes compensation expense related to stock-based awards, including stock options, restricted stock units (“RSUs”) and employee stock purchases related to its 2014 Employee Stock Purchase Plan (the “2014 ESPP”), based on the estimated fair value of the award on the grant date, over the requisite service period. The Company accounts for forfeitures as they occur. The Company calculates the fair value of stock options and stock purchase options under the 2014 ESPP using the Black-Scholes-Merton option valuation model. The fair value of RSUs is based on the closing stock price of the Company’s common stock on the grant date.

The Company grants certain employees with stock options and RSUs that are tied to either company-wide financial performance metrics or certain market metrics. For awards that include performance conditions, no compensation cost is recognized until the performance goals are probable of being met, at which time the cumulative compensation expense from the service inception date would be recognized. For awards that contain market conditions, compensation expense is measured using a Monte Carlo simulation model and recognized over the derived service period based on the expected market performance as of the grant date.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were immaterial in fiscal years 2023, 2022 and 2021.

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

Recently Issued and Adopted Accounting Pronouncements

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

3. Revenues

Revenue Recognition

The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of services and subscriptions, which primarily includes maintenance contracts and software subscriptions delivered as software as a service and additional revenues from professional services, and training for its products. The Company sells its products, maintenance contracts, and SaaS direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers. The second tier consists of a non-stocking distributors and value-added resellers that sell directly to end-users. Products and services may be sold separately or in bundled packages.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotations are variable consideration and are estimated based on historical return rates and estimates provided by the distributors. Additionally, distributors often need to sell at a price lower than the contractual distribution price in order to win business and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its end customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these customer rebates to be variable consideration. Such price adjustments are estimated based on an analysis of historical claims at the distributor level. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

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

At June 30, 2023, the Company had $501.5 million of remaining performance obligations, which are primarily comprised of deferred services, subscription and SaaS revenues. The Company expects to recognize approximately 56% of this amount in fiscal 2024, an additional 21% percent in fiscal 2025 and 23% of the balance thereafter.

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

The Company's total deferred revenue balances at June 30, 2023, 2022 and 2021 were $501.5 million, $401.6 million and $345.6 million, respectively. Revenue recognized for the years ended June 30, 2023, 2022, and 2021, that was included in the deferred revenue balance at the beginning of each period was $232.9 million, $208.4 million and $188.4 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $20.0 million and $16.3 million at June 30, 2023 and 2022, respectively which are included within “Other assets”. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations. Amortization recognized during the years ended 2023, 2022 and 2021 was $9.1 million, $7.5 million and $5.6 million, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disaggregation of Revenues: The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following tables set forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Year Ended June 30, 2023
Net Revenues	Distributor	Direct	Total
Americas:
United States	$306,240	$266,687	$572,927
Other	60,957	23,151	84,108
Total Americas	367,197	289,838	657,035
EMEA	390,495	169,174	559,669
APAC	19,384	76,366	95,750
Total net revenues	$777,076	$535,378	$1,312,454

	Year Ended June 30, 2022
Net Revenues	Distributor	Direct	Total
Americas:
United States	$237,163	$266,472	$503,635
Other	27,018	17,590	44,608
Total Americas	264,181	284,062	548,243
EMEA	325,290	151,791	477,081
APAC	17,517	69,480	86,997
Total net revenues	$606,988	$505,333	$1,112,321

	Year Ended June 30, 2021
Net Revenues	Distributor	Direct	Total
Americas:
United States	$244,851	$240,620	$485,471
Other	31,583	16,466	48,049
Total Americas	276,434	257,086	533,520
EMEA	250,897	136,648	387,545
APAC	14,280	74,073	88,353
Total net revenues	$541,611	$467,807	$1,009,418

For the year ended June 30, 2023, 2022, and 2021, the Company generated 13%, 12% and 11%, respectively, of its revenue from the Netherlands. No other foreign country accounted for 10% or more of the Company’s net revenue for the years ended June 30, 2023, 2022 and 2021.

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues:

		Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Westcon Group, Inc.	20%	18%	16%
TD Synnex Corporation	18%	20%	19%
Jenne, Inc.	15%	16%	18%

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable, as of June 30, 2023 and June 30, 2022:

	June 30, 2023	June 30, 2022
Jenne, Inc.	39%	28%
TD Synnex Corporation	10%	11%
ScanSource, Inc.	10%	*
* Less than 10% of accounts receivable.

4. Business Combinations

The Company completed one acquisition during the fiscal year ended June 30, 2022. The acquisition was accounted for using the acquisition method of accounting. The estimated fair values were determined through established and generally accepted valuation techniques, including work performed by third-party valuation specialists. The purchase price of the acquisition has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The fair value of working capital related items, such as other current assets and accrued liabilities, approximated their book values at the date of acquisition. Inventories were valued at fair value using the net realizable value approach. The total costs including the assumed profit were adjusted to present value using a discount rate considered appropriate. The resulting fair value approximates the amount the Company would be required to pay to a third party to assume the obligation. Intangible assets were valued using income approaches based on management projections, which the Company considers to be Level 3 inputs. Results of operations of the acquired entity are included in the Company’s operations beginning with the closing date of acquisition.

Fiscal 2022 Acquisition

Ipanema Acquisition

On September 14, 2021 (the “Acquisition Date”), the Company completed its acquisition (the “Acquisition”) of Ipanematech SAS (“Ipanema”), the cloud-native enterprise Software-Defined Wide Area Network (“SD-WAN”) business unit of InfoVista SAS ("InfoVista") pursuant to a Sale and Purchase Agreement. Under the terms of the Acquisition, the net consideration paid by Extreme to InfoVista was $70.9 million, which was funded entirely by cash. The primary reason for the acquisition was to acquire the talent and the technology to allow the Company to expand its portfolio with new cloud-managed SD-WAN and security offerings to support its enterprise customers.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table below summarizes the purchase price allocation of the tangible and identifiable intangible assets acquired and liabilities assumed (in thousands):

Final Allocation as of June 30, 2022
Cash and cash equivalents	$1,364
Accounts receivable, net	1,434
Inventories	274
Prepaid expenses and other current assets	610
Property and equipment	46
Other assets	21
Accounts payable	(976)
Accrued compensation and benefits	(1,837)
Accrued warranty	(41)
Other accrued liabilities	(122)
Deferred revenue	(10,134)
Deferred taxes	(4,320)
Other liabilities	(723)
Net tangible liabilities	(14,404)

Identifiable intangible assets	16,300
Goodwill	68,985
Total intangible assets acquired	85,285

Total net assets acquired	$70,881

The following table presents details of the identifiable intangible assets acquired as part of the Ipanema acquisition (in thousands, except years)

Intangible Assets	Weighted Average Estimated Useful Life (in years)	Amount
Developed technologies	6	$14,500
Customer relationships	4	1,800
Total identifiable intangible assets		$16,300

The amortization for the developed technologies is recorded in “Cost of revenues” for product and the amortization for the remaining intangibles is recorded in “Amortization of intangibles assets” in the accompanying consolidated statements of operations. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ipanema. The Company will not be entitled to amortization of the goodwill and intangible assets for tax purposes as this acquisition is a nontaxable stock acquisition.

The results of operations of Ipanema are included in the accompanying consolidated results of operations beginning September 15, 2021. The overall results of operations of Ipanema were not material to the consolidated financial statements of Extreme.

Pro forma financial information

The following unaudited pro forma results of operations are presented as though the Acquisition had occurred as of July 1, 2020, the beginning of fiscal 2021, after giving effect to purchase accounting adjustments relating to deferred revenue, depreciation and amortization of intangibles and acquisition and integration costs.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical results up to the Acquisition Date. The unaudited pro forma financial information for the year ended June 30, 2021 combines the historical results of operations for Extreme assuming the transaction closed on July 1, 2020 and historical results for Ipanema.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

	Year Ended
	June 30, 2022	June 30, 2021
Net revenue	$1,115,942	$1,031,825
Net income	$53,659	$(6,755)
Net income per share – basic	$0.41	$(0.05)
Net income per share – diluted	$0.40	$(0.05)
Shares used in per share calculation – basic	129,437	124,019
Shares used in per share calculation – diluted	133,494	124,019

5. Balance Sheet Components

Accounts Receivable, Net

The following table summarizes the Company's accounts receivable (in thousands):

	June 30, 2023	June 30, 2022
Accounts receivable	$440,298	$368,778
Customer rebates	(222,246)	(163,953)
Allowance for credit losses	(882)	(695)
Allowance for product returns	(35,125)	(20,033)
Accounts receivable, net	$182,045	$184,097

The following table summarizes the Company's allowance for credit losses (in thousands):

Description	Balance at beginning of period	Provision for expected credit losses	Deductions (1)	Balance at end of period
Year Ended June 30, 2023:
Allowance for credit losses	$695	$464	$(277)	$882
Year Ended June 30, 2022:
Allowance for credit losses	$986	$39	$(330)	$695
Year Ended June 30, 2021:
Allowance for credit losses	$1,212	$409	$(635)	$986
(1)
Uncollectible accounts written off, net of recoveries.

The following table summarizes the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2023:
Allowance for product returns	$20,033	$104,028	$(88,936)	$35,125
Year Ended June 30, 2022:
Allowance for product returns	$17,371	$67,407	$(64,745)	$20,033
Year Ended June 30, 2021:
Allowance for product returns	$27,963	$67,113	$(77,705)	$17,371

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories, Net

The following table summarizes the Company’s inventory by category (in thousands):

	June 30, 2023	June 30, 2022
Finished goods	$78,180	$40,733
Raw materials	10,844	8,498
Total inventories	$89,024	$49,231

Property and Equipment, Net

The following table summarizes the Company’s property and equipment by category (in thousands):

	June 30, 2023	June 30, 2022
Computers and equipment	$81,612	$75,387
Purchased software	51,444	47,161
Office equipment, furniture and fixtures	8,899	9,463
Leasehold improvements	48,943	52,564
Total property and equipment	190,898	184,575
Less: accumulated depreciation and amortization	(144,450)	(134,997)
Property and equipment, net	$46,448	$49,578

The Company recognized depreciation expense of $19.5 million, $19.8 million, and $23.0 million related to property and equipment during the years ended June 30, 2023, 2022 and 2021, respectively.

Deferred Revenue

The following table summarizes the Company's contract liabilities which are shown as deferred revenue (in thousands):

	June 30, 2023	June 30, 2022
Deferred maintenance, support, and SaaS	$486,075	$393,289
Other deferred revenue	15,424	8,330
Total deferred revenue	501,499	401,619
Less: current portion	282,475	238,262
Non-current deferred revenue	$219,024	$163,357

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Balance beginning of period	$10,852	$11,623	$14,035
Warranties assumed due to acquisition	—	41	—
New warranties issued	15,463	13,314	11,760
Warranty expenditures	(13,993)	(14,126)	(14,172)
Balance end of period	$12,322	$10,852	$11,623

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$7,151	$—	$7,151
Foreign currency derivatives	—	31	—	31
Total assets measured at fair value	$—	$7,182	$—	$7,182

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$1,314	$—	$1,314
Total assets measured at fair value	$—	$1,314	$—	$1,314
Liabilities
Foreign currency derivatives	$—	$31	$—	$31
Total liabilities measured at fair value	$—	$31	$—	$31

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The Company's level 2 assets consist of certificates of deposit and derivative instruments. Certificates of deposit do not have regular market pricing and are considered Level 2. The fair value of derivative instruments under the Company’s foreign exchange forward contracts and interest rate swaps are estimated based on valuations provided by alternative pricing sources supported by observable inputs which are considered Level 2.

As of June 30, 2023, the Company had investment in certificates of deposit of $7.2 million with maturity of three months at the date of purchase and are recorded as cash equivalents in the consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and as of June 30, 2023, their fair value approximated their amortized cost.

As of June 30, 2023 and 2022, foreign exchange forward currency contracts not designated as hedging instruments had a notional amount of $3.4 million and $9.6 million, respectively. These contracts have maturities of less than 60 days. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income or expense in the consolidated statements of operations. For the years ended June 30, 2023, and 2022 the net loss recorded in the consolidated statements of operations from these contracts were $0.4 million and $1.4 million, respectively. For the year ended June 30, 2021, the net gains recorded in the consolidated statements of operations related to these contracts were $0.5 million. There were no outstanding foreign exchange forward contracts that were designated as hedging instruments at June 30, 2023 and at June 30, 2022. See Note 14, Derivatives and Hedging, for additional information.

The fair values of the interest rate swaps are based upon inputs corroborated by observable market data which is considered Level 2. As of June 30, 2023, the Company did not have any interest rate swap contracts. As of June 30, 2022, the Company had interest rate swap contracts, designated as cash flow hedges, with a total notional amount of $75.0 million. Changes in fair value of these contracts are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheets. As of June 30, 2022, these contracts had unrealized gains of $1.3 million. See Note 14, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2023 Credit Agreement and the 2019 Credit Agreement is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2023 Credit Agreement and 2019 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $225.0 million and $308.6 million as of June 30, 2023 and 2022, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. There were no Level 3 assets as of June 30, 2023 and 2022.

There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended June 30, 2023 and 2022. There were no impairments recorded during the years ended June 30, 2023 and 2022.

7. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2023	June 30, 2022
Balance at beginning of period	$400,144	$331,159
Additions due to acquisitions (see Note 4)	—	68,985
Foreign currency translation	(5,389)	—
Balance at end of period	$394,755	$400,144

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2023
Developed technology	4.1 years	$169,460	$159,592	$9,868
Customer relationships	3.4 years	64,839	58,894	5,945
Trade names	0.0 years	10,700	10,700	—
License agreements	3.4 years	2,445	2,195	250
Total intangible assets, net*		$247,444	$231,381	$16,063
* The carrying amounts of foreign intangible assets are affected by foreign currency translation.

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2022
Developed technology	3.3 years	$170,600	$146,560	$24,040
Customer relationships	3.9 years	64,839	56,704	8,135
Trade names	0.1 years	10,700	10,680	20
License agreements	4.4 years	2,445	2,125	320
Total intangible assets, net*		$248,584	$216,069	$32,515
* The carrying amount of foreign intangible assets are affected by foreign currency translation.

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Amortization of intangible assets in “Total cost of revenues”	$12,941	$16,711	$26,246
Amortization of intangible assets in “Total operating expenses”	2,047	3,235	6,110
Total amortization expense	$14,988	$19,946	$32,356

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2024	$5,293
2025	4,519
2026	3,241
2027	1,452
2028	1,289
Thereafter	269
Total	$16,063

8. Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2023	June 30, 2022
Current portion of long-term debt:
Term Loan	$10,000	$35,625
Revolving Facility	25,000	—
Less: unamortized debt issuance costs	(674)	(2,276)
Current portion of long-term debt	$34,326	$33,349

Long-term debt, less current portion:
Term Loan	$190,000	$273,000
Less: unamortized debt issuance costs	(2,409)	(2,430)
Total long-term debt, less current portion	187,591	270,570
Total debt	$221,917	$303,919

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

The 2019 Credit Agreement provided for a five-year first lien term loan facility in an aggregate principal amount of $380.0 million (the “2019 Term Loan”) and a five-year revolving loan facility in an aggregate principal amount of $75.0 million (the “2019 Revolving Facility”). In addition, the Company had access to incremental term loans and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $100.0 million, plus an unlimited amount that is subject to pro forma compliance with certain financial tests.

On August 9, 2019, the Company used the additional proceeds from the term loan to partially fund the acquisition of Aerohive Networks, Inc. and for working capital and general corporate purposes.

At the Company’s election, the initial term loan under the 2019 Credit Agreement was either base rate loans or Eurodollar loans. The applicable margin for base rate loans ranged from 0.25% to 2.50% per annum and the applicable margin for Eurodollar loans ranged from 1.25% to 3.50%, in each case based on Extreme’s consolidated leverage ratio. All Eurodollar loans were subject to a Base Rate of 0.00%. In addition, the Company was required to pay a commitment fee of between 0.25% and 0.40% quarterly (currently 0.25%) on the unused portion of the 2019 Revolving Facility, also based on the Company’s consolidated leverage ratio. Starting December 31, 2019, principal installments were payable on the term loan in varying percentages quarterly and to the extent not previously paid, all outstanding balances were to be paid at maturity. The 2019 Credit Agreement was secured by substantially all of the Company’s assets.

The 2019 Credit Agreement required the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2019 Credit Agreement also included covenants and restrictions that limited, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2019 Credit Agreement also included customary events of default which may result in acceleration of the payment of the outstanding balance.

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

The Second Amendment provided for the Company to end the covenant Suspension Period early and revert to the covenants and interest rates per the original terms of the 2019 Credit Agreement by filing a Suspension Period Early Termination Notice and Covenant Certificate demonstrating compliance. For the twelve-month period ended March 31, 2021 the Company’s financial performance was in compliance with the original covenants defined in the 2019 Credit Agreement and as such the Company filed a Suspension Early Termination Notice and Covenant Certificate with the administration agent subsequent to filing its Form 10-Q for the quarterly period ended March 31, 2021. Returning to compliance with the covenants per the original terms of the 2019 Credit Agreement resulted in the Company’s Eurodollar loan spread decreasing from 4.5% during the Suspension Period to 2.75%, and the unused facility commitment fee decreased from 0.4% to 0.35%, and the limitation on revolver borrowings were removed effective May 1, 2021 after filing of the certificate with the administrative agent.

On June 22, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “2023 Term Loan”), ii) a $150.0 million five-year revolving credit facility (the “2023 Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million. On June 22, 2023, the Company borrowed $25.0 million against its $150.0 million revolving credit facility to refinance our debt. On July 7, 2023 the Company made a prepayment of $25.0 million to pay off the outstanding revolving credit balance.

Borrowings under the 2023 Credit Agreement bear interest, and at the Company’s election, the initial term loan may be made as either a base rate loan or a Secured Overnight Funding Rate (“SOFR”) loan. The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s consolidated leverage ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum. The Company paid other closing fees, arrangement fees, and administration fees associated with the 2023 Credit Agreement.

The 2023 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2023 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2023 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance. At June 30, 2023, we were in compliance with the covenants of the 2023 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2023, in conjunction with the debt refinancing, as noted above, the Company wrote-off a certain portion of the unamortized debt issuance cost of $1.3 million associated with the 2019 Credit Agreement which is included in “Interest expense” in the accompanying consolidated statements of operations. During the year ended June 30, 2023, the Company incurred and capitalized $3.2 million of debt issuance costs in conjunction with the 2023 Credit Agreement. The remaining unamortized debt issuance cost related to the 2019 Credit Agreement and the new capitalized debt issuance cost associated with the 2023 Credit Agreement will be amortized over the new term of five years. The interest rate as of June 30, 2023 was 7.18% and as of June 30, 2022 was 2.9%.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of debt issuance costs are included in “Interest expense” in the accompanying consolidated statements of operations and were $2.6 million, $3.0 million and $3.0 million for the fiscal years ended June 30, 2023, 2022 and 2021, respectively.

During the fiscal year ended June 30, 2021, the Company repaid $55.0 million against its 2019 Revolving Facility that was outstanding as of June 30, 2020 and had no outstanding balances as of June 30, 2021 and 2022. At June 30, 2023, the Company had an outstanding balance of $25.0 million against its 2023 Revolving Facility. The Company has $110.2 million availability under the 2023 Revolving Facility as of June 30, 2023.

During the fiscal year ended June 30, 2023, the Company made additional payments of $57.5 million against its 2019 Term Loan.

The Company had $14.8 million of outstanding letters of credit as of June 30, 2023.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

Amount
For the fiscal year ending June 30,
2024	$35,000
2025	10,000
2026	15,000
2027	20,000
2028	145,000
Total	$225,000

9. Leases

Lessee Considerations

The Company leases certain facilities, equipment, and vehicles under operating leases that expire on various dates through fiscal 2033. Its leases generally have terms that range from one year to ten years for its facilities, one year to five years for equipment, and one year to five years for vehicles. Some of its leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate at the commencement date because the rate implicit in the leases are not readily determinable. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. The biggest drivers having the greatest effect determining the incremental borrowing rate for each one of the Company’s leases are term of the lease and the currency in which the lease obligation is satisfied. Operating lease assets also included a reclassification for previous asset impairments and associated restructuring liabilities, deferred rent, lease incentives and initial direct costs which reduced the operating lease ROU assets.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents additional information relating to the Company's operating leases (in thousands, except for lease term and discount rate):

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Operating lease costs	$14,416	$16,852	$18,840
Variable lease costs	6,920	6,921	6,487
Cash paid for amounts included in the measurement of operating liabilities	17,396	20,890	22,676
ROU assets obtained for new lease obligations	10,972	18,641	2,162

	June 30, 2023	June 30, 2022
Weighted average remaining lease term	4.6 years	4.8 years
Weighted average discount rate	5.2%	4.7%

Short-term lease expense, which represents expense for leases with terms of one year or less, was not material for the years ended June 30, 2023 and 2022.

The following table presents maturities of the Company’s operating lease liabilities as of June 30, 2023 (in thousands):

Amount
For the fiscal year ending June 30,
2024	$12,210
2025	10,199
2026	9,706
2027	8,671
2028	2,805
Thereafter	4,567
Total future minimum lease payments	48,158
Less amount representing interest	(5,466)
Total operating lease liabilities	$42,692
Operating lease liabilities, current	$10,847
Operating lease liabilities, non-current	$31,845

Sublease Considerations

The Company currently is a sublessor on several operating facility subleases that expire on various dates through fiscal 2024. The subleases have original terms ranging from one to six years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. These operating subleases include only lease components. The Company included $0.5 million, $2.7 million and $2.9 million of sublease income in lease expense for the years ended June 30, 2023, 2022, and 2021, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2023, the Company had non-cancelable commitments to purchase $69.6 million of inventory, which will be received and consumed during fiscal 2024. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual. However, if the loss (or an additional loss in excess of any prior accrual) is at least reasonably possible and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty. Accordingly, for current proceedings, except as noted below, the Company is currently unable to estimate any reasonably possible loss or range of possible loss. However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year.

XR Communications, LLC d/b/a Vivato Technologies v. Extreme Networks, Inc.

On April 19, 2017, XR Communications, LLC (“XR”) (d/b/a Vivato Technologies) filed a patent infringement lawsuit against the Company in the Central District of California. The operative Second Amended Complaint asserts infringement of certain U.S. Patents based on the Company’s manufacture, use, sale, offer for sale, and/or importation into the United States of certain access points and routers supporting multi-user, multiple-input, multiple-output technology. XR seeks unspecified damages, on-going royalties, pre- and post-judgment interest, and attorneys’ fees. The Court dismissed the case without prejudice on January 4, 2022 and on April 18, 2022, entered final judgment in favor of the Company. XR filed a notice of appeal on May 9, 2022 and the Company and other defendants filed a response brief on November 7, 2022. On May 18, 2023, the Court of Appeals for the Federal Circuit affirmed the lower court ruling dismissing the case. XR has not appealed, and the date for appeal has now passed.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021and a hearing date has been set for November 20, 2024.

Intellectual Ventures I LLC v. Extreme Networks, Inc.

On May 4, 2023, Intellectual Ventures I LLC ("IV”) filed a patent infringement lawsuit against the Company in the District of Delaware. The complaint alleges infringement of a U.S. patent related to certain wireless communication products that support IEEE 802.11ac beamforming. IV sought unspecified damages, pre- and post-judgment interest, and costs. The Company had not been served and after negotiations, the Company and IV have reached a settlement and IV has dismissed the case with prejudice.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with entering into the Company’s Rights Agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors (the “Board”) is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2023, no shares of preferred stock were outstanding.

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

The Board adopted the 2021 Tax Benefit Preservation Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986 as a result of ordinary buying and selling of shares of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the 2021 Tax Benefit Preservation Plan.

On August 23, 2023, the Board approved an amendment to the 2021 Tax Benefit Preservation Plan, effective as of August 24, 2023 (the “First Amendment”). The First Amendment amended the Restated Tax Plan by accelerating the expiration of the Company’s preferred share purchase rights by amending the definition of “Final Expiration Date” to mean the close of business on August 24, 2023. Accordingly, the Rights which were previously dividended to holders of record of the common stock of the Company shall expire on the close of business on August 24, 2023 and no person shall have any rights pursuant to the 2021 Tax Benefit Preservation Plan or the Rights.

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

Employee Stock Purchase Plan

The Compensation Committee of the Board unanimously approved an amendment to the 2014 Employee Stock Purchase Plan (the “ESPP”) on September 9, 2021 to increase the maximum number of shares that will be available for sale thereunder by 7.5 million shares. The amendment was approved by a majority of the stockholders of the Company at the annual meeting of stockholders held on November 4, 2021.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Repurchases

In May 2022, the Board of Directors authorized a share repurchase program with authorization to repurchase up to $200.0 million of the Company's common stock over a three-year period beginning in our fiscal year commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. In November 2022, the Board increased the authorization to repurchase shares in any quarter from up to $25.0 million of shares per quarter to up to $50.0 million of shares per quarter. This authorization supersedes and replaces any previously authorized repurchase programs. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

During fiscal year 2023, the Company repurchased a total of 5.4 million shares of its common stock on the open market at a total cost of $99.9 million with an average price of $18.58 per share. In fiscal year 2022, the Company repurchased a total of 3.9 million shares of its common stock on the open market at a total cost of $45.0 million with an average price of $11.59 per share. As of June 30, 2023, approximately $100.1 million remains available for share repurchases under the share repurchase program.

As provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The excise tax's effect on net corporate stock repurchases was not material for fiscal year ended June 30, 2023.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plans

As of June 30, 2023, the Company has the following share-based compensation plans:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and restricted stock units to non-employee members of the Board of Directors and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, 6.6 million shares under the 2005 Plan were transferred to the 2013 Stock Plan and were added to the number of shares available for future grant under the 2013 Plan. Prior to fiscal 2023, stockholders approved the issuance of an additional 32.2 million shares of the Company's common stock. During the year ended June 30, 2023, an additional 6.5 million shares were authorized and made available for grant under the 2013 Plan. The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting. As of June 30, 2023, total options and awards to acquire 10.0 million shares were outstanding under the 2013 Plan and 10.0 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the “Aerohive Plan”). Stock awards outstanding under the Aerohive Plan were converted into awards for Extreme shares as of the Acquisition Date at a predetermined rate pursuant to the Merger Agreement. As of June 30, 2023, total awards to acquire 2,288 shares of Extreme common stock were outstanding under the Aerohive Plan. If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	June 30, 2023	June 30, 2022
2013 Equity Incentive Plan shares available for grant	9,995	11,430
Employee stock options and awards outstanding	10,038	7,616
2014 Employee Stock Purchase Plan	8,467	9,961
Total shares reserved for issuance	28,500	29,007

Stock Options

The following table summarizes stock option activity under all plans for the year ended June 30, 2023 (in thousands except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2022	1,187	$6.56	3.70	$2,801
Granted	—	—
Exercised	—	—
Canceled	—	—
Options outstanding at June 30, 2023	1,187	$6.56	2.70	$23,136
Vested and expected to vest at June 30, 2023	1,187	$6.56	2.70	$23,136
Exercisable at June 30, 2023	1,147	$6.56	2.68	$22,366

The total intrinsic value of options exercised in fiscal years 2022 and 2021 was $4.9 million and $3.9 million, respectively. There were no options exercised during the fiscal year 2023.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no stock options granted during the fiscal years 2023 and 2022. As of June 30, 2023, there was $0.1 million of total unrecognized compensation cost related to unvested stock options that will be recognized over a weighted-average period of 0.17 years.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board of Directors. Stock awards generally provide for the issuance of RSUs, including performance-based or market-based RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria or market conditions. The Company recognizes compensation expense on the awards over the vesting period based on the award’s fair value as of the date of grant. The Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the year ended June 30, 2023 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2022	6,429	$9.57
Granted	7,012	15.24
Released	(3,805)	8.49
Canceled	(785)	12.73
Non-vested stock awards outstanding at June 30, 2023	8,851	$14.25	$230,564
Stock awards expected to vest at June 30, 2023	8,851	$14.25	$230,564

The RSUs granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company. The stock awards granted during the fiscal year ended June 30, 2023 included $1.8 million RSUs including the market condition awards discussed below to named executive officers and directors.

The aggregate fair value, as of the respective grant dates of awards granted during the fiscal years ended June 30, 2023, 2022 and 2021 was $106.8 million, $50.7 million and $32.9 million, respectively.

For fiscal years ended June 30, 2023, 2022 and 2021, the Company withheld an aggregate of 1.4 million shares, 2.2 million shares, and 1.3 million shares, respectively, upon the vesting of awards, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years ended June 30, 2023, 2022 and 2021, the Company remitted cash of $21.9 million, $24.5 million and $9.2 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Payments for tax withholdings, net of proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2023, there was $82.9 million in unrecognized compensation costs related to non-vested stock awards which includes the performance and market condition awards as discussed below. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards – Officers and Directors

RSUs granted during fiscal 2023, 2022 and 2021 to named executive officers and directors totaled 1.8 million awards, 1.0 million awards and 1.6 million awards, respectively which included awards with market conditions as discussed below.

Stock Awards - Performance Awards

During fiscal 2023 and 2022, the Compensation Committee of the Board granted 1.2 million and 0.7 million RSUs, respectively with vesting based on market conditions (“MSUs”) to certain of the Company’s named executive officers. These MSUs will vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over 3 years performance period subject to the grantees’ continued service through the certification of performance.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the MSUs granted during the year ended June 30, 2023 was $17.62 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 65%, risk-free rate of 3.27%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

The following table summarizes stock awards with market or performance-based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Performance awards granted	1,221	727	475
Performance awards earned	400	158	—

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

During the fiscal years ended June 30, 2023 and 2022, there were 1.5 million and 2.0 million shares issued under the 2014 ESPP. As of June 30, 2023, there have been an aggregate 18.5 million shares issued under the 2014 ESPP.

Share-Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line-item caption is as follows (in thousands):

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Cost of product revenues	$1,856	$1,186	$1,209
Cost of service and subscription revenues	3,513	1,421	1,662
Research and development	14,824	9,995	9,969
Sales and marketing	22,250	15,000	12,505
General and administrative	21,029	15,760	13,706
Total share-based compensation expense	$63,472	$43,362	$39,051

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

The fair value of each share purchase option under the Company's 2014 ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the 2014 ESPP shares is the offering period for each purchase. The risk-free rate is based upon the estimated life and is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Company’s stock.

The weighted-average estimated per share fair value of shares under the 2014 ESPP in fiscal years 2023, 2022 and 2021, was $4.87, $3.32 and $2.47, respectively.

	Employee Stock Purchase Plan
	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.84%	0.33%	0.09%
Volatility	55%	49%	95%
Dividend yield	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $22,500 for calendar year 2023. Employees aged 50 or over may elect to contribute an additional $7,500. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board of Directors for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board of Directors each year. The program effective during fiscal 2023 was established to match $0.50 for every dollar contributed by the employee up to the first 6.0% of pay with annual cap of $5,000. The Company’s matching contributions to the Plan totaled $5.2 million, $4.6 million and $4.2 million, for fiscal years ended June 30, 2023, 2022 and 2021, respectively. No discretionary contributions were made in fiscal years ended June 30, 2023, 2022 and 2021.

13. Information about Segments and Geographic Areas

The Company operates in one segment, which develops and markets network infrastructure equipment and related software. Revenues are attributed to a geographical area based on the location of the customers. The Company operates in three geographic regions: Americas, EMEA, and APAC. The Company’s chief operating decision maker, who is its CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customers’ billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	June 30, 2023	June 30, 2022
Americas	$124,375	$130,715
EMEA	35,175	36,792
APAC	11,244	11,770
Total long-lived assets	$170,794	$179,277

14. Derivatives and Hedging

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt. The Company may enter into interest rate swap contracts to effectively manage the impact of fluctuations of interest rate changes on its outstanding debt which has a floating interest rate. The Company does not enter into derivative contracts for trading or speculative purposes.

At the inception date of the derivative contract, the Company performs an assessment of these contracts and has designated these contracts as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, by performing qualitative and quantitative assessment, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income (loss). When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. In accordance with ASC 815, Derivatives and Hedging, the Company may prospectively discontinue the hedge accounting for an existing hedge if the applicable criteria are no longer met, the derivative instrument expires, is sold, terminated or exercised or if the Company removes the designation of the respective cash flow hedge. In those circumstances, the net gain or loss remains in "Accumulated other comprehensive loss" and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings, unless the forecasted transaction is no longer probable in which case the net gain or loss is reclassified into earnings immediately.

During the fiscal year ended June 30, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. These contracts had maturity dates through April 2023. As of June 30, 2023 the Company did not have any outstanding interest rate swaps contracts. As of June 30, 2022, the total notional amount of these interest rate swaps was $75.0 million, and these contracts had unrealized gains of $1.3 million, which were recorded in “Accumulated other comprehensive loss” with the associated asset in “Prepaid expenses and other current assets” in the consolidated balance sheet. Cash flows associated with periodic settlements of interest rate swaps were classified as operating activities in the consolidated statements of cash flows. Realized gains and losses were recognized as they accrued in interest expense. Amounts reported in "Accumulated other comprehensive loss" related to these cash flow hedges were reclassified to interest expense over the life of the swap contracts. The classification and fair value of these cash flow hedges are discussed in Note 6, Fair Value Measurements.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income, net” in the accompanying consolidated statements of operations. As of June 30, 2023 and 2022, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $3.4 million and $9.6 million, respectively. These contracts had maturities of less than 60 days. For the years ended June 30, 2023 and 2022, the net loss recorded in the consolidated statements of operations from these contracts was $0.4 million and $1.4 million, respectively. For the year ended June 30, 2021, the net gains recorded in the consolidated statement of operations from these contracts were $0.5 million. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For foreign exchange forward contracts designated as hedging instruments, unrealized gains and losses arising from these contracts are recorded as a component of "Accumulated other comprehensive loss" on the consolidated balance sheets. The hedging gains and losses in "Accumulated other comprehensive loss" are subsequently reclassified to expenses, as applicable, in the consolidated statements of operations in the same period in which the underlying transactions affect the Company’s earnings. As of June 30, 2021, foreign exchange forward currency contracts designated as hedging instruments had a notional amount of $21.8 million. These contracts have maturities of less than twelve months. As of June 30, 2021, these contracts had unrealized losses of $0.2 million, which are recorded in "Accumulated other comprehensive loss" with the associated assets in the accompanying consolidated balance sheets. There were no foreign exchange forward currency contracts that were designated as hedging instruments as of June 30, 2023 and 2022.

Foreign currency transaction gains and losses from operations were gains of $0.8 million and $1.7 million for fiscal years ended June 30, 2023 and 2022, respectively, and a loss of $2.2 million for fiscal year ended June 30, 2021.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Restructuring, Impairments, and Related Charges

The Company did not have any restructuring liability as of June 30, 2023 and 2022. As of June 30, 2021, the restructuring liability was $0.3 million, which was recorded in “Other accrued liabilities” in the accompanying consolidated balance sheet.

During fiscal years ended June 30, 2023, 2022 and 2021, the Company recorded restructuring, impairment and related charges of $2.9 million, $1.7 million and $2.6 million, respectively. The charges are reflected in “Restructuring and related charges” in the consolidated statements of operations.

2023 Restructuring

During fiscal 2023, the Company initiated a restructuring plan to transform our business infrastructure and reduce our facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project the Company will move engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating our labs. The Company expects that the project will take about 18 to 24 months for completion and expects to incur charges of approximately $10.0 million throughout this period primarily for asset disposals, contractor costs, severance, relocation and other non-recurring fees.

2022 Restructuring

During fiscal 2022, the Company recorded $1.7 million of restructuring charges which was primarily consisted of facility related charges. The facility restructuring charges included some impairment charges and additional facilities expenses related to previously impaired facilities. In addition, during fiscal 2022, the Company completed the reduction-in-force action initiated in the third quarter of fiscal 2020 to reduce its operating costs and enhance financial flexibility (the “2020 Plan”). The Company had incurred $9.6 million of charges under the 2020 Plan through June 30, 2022.

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

16. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2023	2022	2021
Domestic	$(2,179)	$(1,204)	$(4,194)
Foreign	96,285	53,398	14,379
Income before income taxes	$94,106	$52,194	$10,185

The provision for income taxes for the years ended June 30, 2023, 2022 and 2021 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2023	2022	2021
Current:
Federal	$3,221	$—	$—
State	3,640	1,069	1,160
Foreign	9,086	6,460	5,334
Total current	15,947	7,529	6,494
Deferred:
Federal	368	396	324
State	433	227	1,169
Foreign	(716)	(229)	262
Total deferred	85	394	1,755
Provision for income taxes	$16,032	$7,923	$8,249

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (21 percent) to income before income taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2023	2022	2021
Tax at federal statutory rate	$19,762	$10,960	$2,139
State income tax, net of federal benefit	3,003	844	917
Global intangible low-taxed income	22,721	15,470	—
US valuation allowance change – deferred tax movement	(24,682)	(15,264)	(9,387)
Research and development credits	(1,503)	(3,122)	(2,423)
Tax impact of foreign earnings	(5,627)	(3,762)	11,979
Foreign withholding taxes	1,082	1,032	828
Stock based compensation	(1,980)	(5,011)	1,162
Goodwill amortization	730	525	1,467
Nondeductible officer compensation	4,582	5,691	1,496
Nondeductible meals and entertainment	324	193	71
Foreign tax credits	(2,380)	367	—
Provision for income taxes	$16,032	$7,923	$8,249

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2023	2022
Deferred tax assets:
Net operating loss carry-forwards	$21,553	$51,494
Tax credit carry-forwards	57,841	70,683
Depreciation	1,899	2,093
Intangible amortization	20,652	25,725
Deferred revenue	19,698	15,928
Inventory write-downs	13,616	13,121
Other allowances and accruals	38,391	23,961
Stock based compensation	6,332	2,746
Deferred intercompany gain	3,693	3,693
Ireland goodwill amortization	4,862	5,583
Capitalization of research and development	19,062	3,813
Operating lease liability	6,303	7,203
Other	634	244
Total deferred tax assets	214,536	226,287
Valuation allowance	(195,297)	(209,727)
Total net deferred tax assets	19,239	16,560
Deferred tax liabilities:
Goodwill amortization	(12,471)	(10,415)
Operating lease right of use asset	(4,543)	(4,656)
Prepaid commissions	(4,899)	(3,931)
Deferred tax liability on foreign withholdings	(747)	(676)
Total deferred tax liabilities	(22,660)	(19,678)
Net deferred tax liabilities	$(3,421)	$(3,118)
Recorded as:
Net non-current deferred tax assets	4,326	4,599
Net non-current deferred tax liabilities	(7,747)	(7,717)
Net deferred tax liabilities	$(3,421)	$(3,118)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s global valuation allowance decreased by $14.4 million in the fiscal year ended June 30, 2023 and decreased by $20.9 million in the fiscal year ended June 30, 2022. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against certain non-U.S. deferred tax assets in Ireland and Brazil. The valuation allowance is determined by assessing both negative and positive available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including historical losses, tax attributes expiring unutilized in recent years and the cyclical nature of the Company's business provides sufficient negative evidence that require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets. During the fiscal year ended June 30, 2023, the Company has experienced a shift toward additional positive evidence, specifically the Company has achieved cumulative profits for the last three years for the first time in over 20 years.

As of June 30, 2023, the Company had net operating loss carry-forwards (“NOLs”) for U.S. federal and state tax purposes of $33.2 million and $127.3 million, respectively. As of June 30, 2023, the Company also had foreign NOLs in Australia and Brazil of $5.9 million, and $14.8 million, respectively. As of June 30, 2023, the Company also had federal and state tax credit carry-forwards of $30.5 million and $34.6 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits. Of the $33.2 million U.S. federal NOLs carry-forwards, $19.9 million will begin to expire in the fiscal year ending June 30, 2036 and $13.4 million have an indefinite carryforward life. The state net operating losses of $127.3 million will begin to partially expire in the fiscal year ending June 30, 2024. The foreign net operating losses can generally be carried forward indefinitely. Federal research and development tax credits of $26.2 million will expire beginning in fiscal 2027, if not utilized and foreign tax credits of $4.3 million will expire beginning in fiscal 2024. North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2024, if not utilized. California state research and development tax credits of $33.7 million do not expire and can be carried forward indefinitely.

In June 2023, the Company performed an analysis under Section 382 of the Internal Revenue Code (“IRC”) with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of these U.S. tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2022, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes. The Company also performed in June 2020 a separate IRC section 382 analysis with respect to the NOLs and tax credits acquired from Aerohive and have determined that while the Company will be subject to an annual limitation, the Company should not be limited on the full utilization of the losses and credits during the statutory allowable carryforward period for the NOLs and credits.

As of June 30, 2023, cumulative undistributed, indefinitely reinvested earnings of non-U.S. subsidiaries totaled $37.1 million. It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the U.S. The Company has reviewed its prior position on the reinvestment of earnings of certain foreign subsidiaries and has recorded a deferred tax liability of $0.7 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential tax associated with repatriation of these earnings as well as the deemed repatriation related to U.S. tax reform enacted in 2017 is $7.0 million.

Most recently, the United States enacted the Inflation Reduction Act in 2022, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a corporate minimum tax on adjusted financial statement income of certain large companies. We do not anticipate this legislation will have a material impact for the Company.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire, Texas and North Carolina. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years ended June 2003 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years ended June 2004 forward due to net operating losses. Statutes related to material foreign jurisdictions are generally open for fiscal years ended June 2019 forward for Ireland and for tax year ended March 2019 forward for India.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2023, the Company had $18.3 million of unrecognized tax benefits. If fully recognized in the future, $0.2 million would impact the effective tax rate, and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not reasonably expect the amount of unrealized tax benefits to materially decrease during the next twelve months. The decrease in the current year related to prior year tax positions relates to the reclassification of an unrecognized tax benefit to a valuation allowance with no net impact to the financial statements.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2020	$23,897
Decrease related to prior year tax positions	(4,296)
Increase related to prior year tax positions	28
Increase related to current year tax positions	72
Lapse of statute of limitations	(637)
Balance at June 30, 2021	$19,064
Decrease related to prior year tax positions	(34)
Increase related to current year tax positions	11
Lapse of statute of limitations	(674)
Balance at June 30, 2022	$18,367
Decrease related to prior year tax positions	(21)
Increase related to prior year tax positions	1
Increase related to current year tax positions	15
Lapse of statute of limitations	(65)
Balance at June 30, 2023	$18,297

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of income tax expense in the consolidated statements of operations and totaled less than $0.1 million for each of the years ended 2023, 2022 and 2021.

17. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of common stock used in the basic net income per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested restricted stock units.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Net income	$78,074	$44,271	$1,936
Weighted-average shares used in per share calculation – basic	129,473	129,437	124,019
Options to purchase common stock	708	567	542
Restricted stock units	3,468	3,490	3,047
Employee Stock Purchase Plan shares	—	—	61
Weighted-average shares used in per share calculation – diluted	133,649	133,494	127,669

Net income per share – basic and diluted
Net income per share – basic	$0.60	$0.34	$0.02
Net income per share – diluted	$0.58	$0.33	$0.02

Potentially dilutive common shares from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding restricted stock units, and the assumed issuance of common stock under the ESPP.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

		Year Ended
	June 30, 2023	June 30, 2022	June 30, 2021
Options to purchase common stock	—	—	637
Restricted stock units	153	99	80
Employee Stock Purchase Plan shares	181	400	334
Total shares excluded	334	499	1,051

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2023, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton, LLP, has audited the consolidated financial statements as of and for the year ended June 30, 2023 included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On May 26, 2023, Joe Vitalone, Chief Revenue Officer adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 70,402 shares of the Company's common stock until July 31, 2024.

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events described below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 1.01, Item 1.02, and Item 3.03.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement” of Form 8-K.

Item 1.01 Entry into a Material Definitive Agreement.

The information set forth under “Item 3.03 Material Modification to Rights of Security Holders” of this Annual Report on Form 10-K with respect to the amendment to the Amended and Restated Tax Benefit Preservation Plan is incorporated into this Item 1.01 by reference.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.02 – Termination of a Material Definitive Agreement.” of Form 8-K.

Item 1.02 Termination of a Material Definitive Agreement.

The information set forth under “Item 3.03 Material Modification to Rights of Security Holders” of this Annual Report on Form 10-K with respect to the amendment to the Amended and Restated Tax Benefit Preservation Plan is incorporated into this Item 1.02 by reference.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 3.03 – Material Modification to Rights of Security Holders.” of Form 8-K.

Item 3.03 Material Modification to Rights of Security Holders.

On August 23, 2023, the Board of Directors of Extreme Networks, Inc. (the “Company”), effective as of August 24, 2023, approved an amendment (the “First Amendment”) to the Amended and Restated Tax Benefit Preservation Plan, dated as of May 17, 2021, between the Company and Computershare Inc., as Rights Agent (as may be amended from time to time, the “Restated Tax Plan”). The First Amendment amended the Restated Tax Plan by accelerating the expiration of the Company’s preferred share purchase rights (the “Rights”) by amending the definition of “Final Expiration Date” to mean the close of business on August 24, 2023. Accordingly, the Rights which were previously dividended to holders of record of the common stock, par value $0.001 per share, of the Company shall expire on the close of business on August 24, 2023 and no person shall have any rights pursuant to the Restated Tax Plan or the Rights.

The foregoing description of the First Amendment is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the (i) First Amendment, which is filed as Exhibit 4.1(b) to this Annual Report is incorporated herein by reference, and (ii) the Restated Tax Plan, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2021 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information therein is incorporated in this Annual Report on Form 10-K by reference.

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

Information with respect to Items 406 and 407 of Regulation S-K is incorporated by reference to the information contained in the section captioned “Code of Ethics and Corporate Governance Materials” in the Proxy Statement.

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

•
The following documents are filed as a part of this Annual Report on Form 10-K:
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

EXHIBIT INDEX

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K has been identified.

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1	Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	8-K	10/03/2017	2.1
2.2	Amendment No. 1 dated May 6, 2018 to the Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	10-K	8/29/2018	2.8
2.3	Agreement and Plan of Merger, dated June 26, 2019 by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and Aerohive Networks, Inc.	8-K	6/26/2019	2.1
2.4†	Put Option Agreement, dated August 6, 2021 relating to the acquisition of Ipanematech SAS.	10-K	8/27/2021	2.9
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1
3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/09/2023	3.1
3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1(a)	Amended and Restated Tax Benefit Preservation Plan, dated as of May 17, 2021 between Extreme Networks, Inc. and Computershare Inc., which includes the Form of Right Certificate as Exhibit A.	8-K	5/18/2021	4.1
4.1(b)	First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of August 24, 2023, between Extreme Networks, Inc. and Computershare Inc., as Rights Agent.				X
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.2	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.3*	Amended and Restated 2013 Equity Incentive Plan, effective November 2019.	S-8	12/1/2019	99.1
10.4*	Extreme Networks, Inc. 2014 Employee Stock Purchase Plan as amended and restated December 2018.	S-8	2/8/2019	99.1
10.5*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.6*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27
10.7	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.8	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6

10.9*	Form of 2017 restricted stock unit award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-K	9/13/2017	10.42
10.10*	Offer Letter, executed November 15, 2018, between Extreme Networks, Inc. and Remi Thomas.	8-K	11/20/2018	10.1
10.11	Form of Indemnification Agreement for directors and officers.	10-Q	5/10/2019	10.1
10.12*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.	10-Q	5/10/2019	10.2
10.13*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	5/10/2019	10.3
10.14	Commitment Letter, June 26, 2019, among Bank of Montreal, BMO Capital Markets Corp. and Extreme Networks, Inc.	8-K	6/26/2019	10.1
10.15

Credit Agreement, dated as of August 9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	8/09/2019	(b)(2)
10.16*	Amended and Restated 2013 Equity Incentive Plan, effective November 2022.	S-8	11/17/2022	99.1
10.17*	Amended and Restated 2014 Employee Stock Purchase Plan, effective November 2021.	S-8	11/24/2021	99.2
10.18	First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.51
10.19	Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.52
10.20*	Offer Letter, executed May 27, 2020, between Extreme Networks, Inc. and Joe Vitalone.	10-K	8/31/2021	10.43
10.21*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units	10-K	8/31/2021	10.44
10.22	Third Amendment to the Amended and Restated Credit Agreement dated as of November 3, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.45
10.23	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.46
10.24*	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	4/29/2021	10.47
10.25*	Executive Vice President Severance Practice only applies to Direct Reports to CEO.	10-Q	4/29/2021	10.48
10.26*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- U.S.	10-K	8/29/2022	10.33
10.27*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- International.	10-K	8/29/2022	10.34

10.28	Third Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated June 01, 2022.	10-K	8/29/2022	10.35
10.29*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - U.S.	10-K	8/29/2022	10.36
10.30*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - International.	10-K	8/29/2022	10.37
10.31*	Offer Letter, executed February 16, 2023, between Extreme Networks, Inc. and Cristina Tate	10-Q	4/27/2023	10.1
10.32*	Offer Letter, executed April 21, 2023, between Extreme Networks, Inc. and Kevin Rhodes.	8-K	4/24/2023	10.1
10.33	Second Amended and Restated Credit Agreement dated as of June 22, 2023, by and among Extreme Networks, Inc., the financial institutions or entities party thereto as lenders, and the Bank of Montreal, as administrative agent	8-K	6/23/2023	10.1
16.1	Letter from Ernst & Young LLP to SEC, dated September 21, 2021.	8-K	9/22/2021	16.1
21.1	Subsidiaries of Extreme Networks, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
23.2	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1**	Section 906 Certification of Chief Executive Officer.				X
32.2**	Section 906 Certification of Chief Financial Officer.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 formatted in Inline XBRL (included in Exhibit 101).				X

* Indicates management or board of directors contract or compensatory plan or arrangement.

** Exhibits 32.1 and 32.2 are being furnished and shall not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”); are deemed not to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and (the “Exchange Act”), or otherwise are not subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under these sections, the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

† This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the SEC upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 24, 2023.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
August 24, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 24, 2023	(Principal Executive Officer)
August 24, 2023

/s/ KEVIN RHODES	/s/ CHARLES CARINALLI
Kevin Rhodes	Charles Carinalli
Executive Vice President and Chief Financial Officer	Director
(Principal Accounting Officer)	August 24, 2023
August 24, 2023

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
August 24, 2023	August 24, 2023

/s/ RAJ KHANNA	/s/ INGRID BURTON
Raj Khanna	Ingrid Burton
Director	Director
August 24, 2023	August 24, 2023