Form 10-Q
period 2023-09-30
EXTREME NETWORKS INC
filed 2023-11-02
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ______

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

As of October 27, 2023, the registrant had 129,613,829 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2023

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$224,434	$234,826
Accounts receivable, net	131,511	182,045
Inventories	100,823	89,024
Prepaid expenses and other current assets	75,688	70,263
Total current assets	532,456	576,158
Property and equipment, net	46,336	46,448
Operating lease right-of-use assets, net	43,942	34,739
Intangible assets, net	13,857	16,063
Goodwill	392,955	394,755
Other assets	76,968	73,544
Total assets	$1,106,514	$1,141,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $675 and $674, respectively	$9,325	$34,326
Accounts payable	80,003	99,724
Accrued compensation and benefits	51,997	71,367
Accrued warranty	12,164	12,322
Current portion of operating lease liabilities	10,783	10,847
Current portion of deferred revenue	292,925	282,475
Other accrued liabilities	71,521	64,440
Total current liabilities	528,718	575,501
Deferred revenue, less current portion	232,500	219,024
Long-term debt, less current portion, net of unamortized debt issuance costs of $2,239 and $2,409, respectively	185,261	187,591
Operating lease liabilities, less current portion	40,718	31,845
Deferred income taxes	7,673	7,747
Other long-term liabilities	3,162	3,247
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 146,264 and 143,629 shares issued, respectively; 129,530 and 127,775 shares outstanding, respectively	146	144
Additional paid-in-capital	1,164,589	1,173,744
Accumulated other comprehensive loss	(16,096)	(13,192)
Accumulated deficit	(827,322)	(855,998)
Treasury stock at cost, 16,734 and 15,854 shares, respectively	(212,835)	(187,946)
Total stockholders’ equity	108,482	116,752
Total liabilities and stockholders’ equity	$1,106,514	$1,141,707

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Net revenues:
Product	$253,483	$206,276
Subscription and support	99,654	91,413
Total net revenues	353,137	297,689
Cost of revenues:
Product	108,536	99,763
Subscription and support	31,665	31,218
Total cost of revenues	140,201	130,981
Gross profit:
Product	144,947	106,513
Subscription and support	67,989	60,195
Total gross profit	212,936	166,708
Operating expenses:
Research and development	58,016	50,989
Sales and marketing	91,920	78,382
General and administrative	23,873	18,547
Acquisition and integration costs	—	390
Restructuring and related charges	2,717	481
Amortization of intangible assets	511	523
Total operating expenses	177,037	149,312
Operating income	35,899	17,396
Interest income	1,226	392
Interest expense	(4,318)	(3,826)
Other income, net	432	371
Income before income taxes	33,239	14,333
Provision for income taxes	4,563	1,748
Net income	$28,676	$12,585

Basic and diluted income per share:
Net income per share – basic	$0.22	$0.10
Net income per share – diluted	$0.21	$0.09

Shares used in per share calculation – basic	128,782	130,289
Shares used in per share calculation – diluted	133,463	132,933

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Net income	$28,676	$12,585
Other comprehensive loss:
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	—	299
Reclassification adjustment related to interest rate swaps	—	(276)
Net change from derivatives designated as hedging instruments	—	23
Net change in foreign currency translation adjustments	(2,904)	(2,138)
Other comprehensive loss	(2,904)	(2,115)
Total comprehensive income	$25,772	$10,470

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	12,585	12,585
Other comprehensive loss	—	—	—	(2,115)	—	—	—	(2,115)
Issuance of common stock from equity incentive plans, net of tax withholdings	1,964	2	(4,001)	—	—	—	—	(3,999)
Share-based compensation	—	—	13,789	—	—	—	—	13,789
Balance at September 30, 2022	141,706	142	$1,125,204	$(5,170)	(10,479)	$(88,086)	$(921,487)	$110,603

Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net income	—	—	—	—	—	—	28,676	28,676
Other comprehensive loss	—	—	—	(2,904)	—	—	—	(2,904)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,635	2	(29,074)	—	—	—	—	(29,072)
Repurchase of stock	—	—	—	—	(880)	(24,889)	—	(24,889)
Share-based compensation	—	—	19,919	—	—	—	—	19,919
Balance at September 30, 2023	146,264	$146	$1,164,589	$(16,096)	(16,734)	$(212,835)	$(827,322)	$108,482

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$28,676	$12,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,865	4,953
Amortization of intangible assets	1,944	4,128
Reduction in carrying amount of right-of-use asset	2,931	3,063
Provision for doubtful accounts	75	23
Share-based compensation	19,919	13,789
Deferred income taxes	(65)	(85)
Non-cash interest expense	266	552
Other	(144)	(3,595)
Changes in operating assets and liabilities:
Accounts receivable	50,459	25,347
Inventories	(11,946)	(2,671)
Prepaid expenses and other assets	(6,841)	(318)
Accounts payable	(20,097)	(591)
Accrued compensation and benefits	(19,488)	(6,564)
Operating lease liabilities	(3,297)	(3,952)
Deferred revenue	21,978	9,699
Other current and long-term liabilities	6,400	(6,629)
Net cash provided by operating activities	75,635	49,734
Cash flows from investing activities:
Capital expenditures	(4,314)	(3,139)
Net cash used in investing activities	(4,314)	(3,139)
Cash flows from financing activities:
Payments on revolving facility	(25,000)	—
Payments on debt obligations	(2,500)	(37,125)
Repurchase of common stock	(24,889)	—
Payments for tax withholdings, net of proceeds from issuance of common stock	(29,072)	(3,999)
Deferred payments on an acquisition	—	(1,000)
Net cash used in financing activities	(81,461)	(42,124)
Foreign currency effect on cash and cash equivalents	(252)	(649)
Net increase (decrease) in cash and cash equivalents	(10,392)	3,822

Cash and cash equivalents at beginning of period	234,826	194,522
Cash and cash equivalents at end of period	$224,434	$198,344

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2023 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2023. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for fiscal 2024 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2024” represent the fiscal year ending June 30, 2024. All references herein to “fiscal 2023” represent the fiscal year ended June 30, 2023.

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

2.
Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on our condensed consolidated financial statements and accompanying disclosures, and no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements and accompanying disclosures.

3.
Revenues

The Company accounts for revenues in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, SaaS, and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users. Products and subscription and support may be sold separately or in bundled packages.

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

The Company’s performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of the Company’s product sales revenues are recognized at a point in time. Substantially all of the Company’s subscription and support revenues are recognized over time. For revenues recognized over time, the Company uses an input measure, days elapsed, to measure progress.

On September 30, 2023, the Company had $525.4 million of remaining performance obligations, which are primarily comprised of deferred maintenance and deferred SaaS revenues. The Company expects to recognize approximately 46% of its deferred revenue as revenue in the remainder of fiscal 2024, an additional 26% in fiscal 2025 and 28% of the balance thereafter.

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

Revenue recognized for the three months ended September 30, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each period was $89.7 million and $80.0 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $21.3 million and $20.0 million at September 30, 2023 and June 30, 2023, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended September 30, 2023 and 2022, was $2.6 million and $2.1 million, respectively.

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

Revenues by Category

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Three Months Ended
	September 30, 2023			September 30, 2022
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$117,801	$64,951	$182,752	$73,314	$64,312	$137,626
Other	2,531	10,366	12,897	16,025	4,098	20,123
Total Americas	120,332	75,317	195,649	89,339	68,410	157,749
EMEA	102,311	41,292	143,603	76,256	39,253	115,509
APAC	111	13,774	13,885	2,038	22,393	24,431
Total net revenues	$222,754	$130,383	$353,137	$167,633	$130,056	$297,689

For the three months ended September 30, 2023, the Company generated 14% of its revenues from the Netherlands. No other foreign country accounted for 10% or more of its revenue for the three months ended September 30, 2023. For the three months ended September 30, 2022, no foreign country accounted for 10% or more of its revenue.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended
	September 30, 2023	September 30, 2022
Jenne, Inc.	27%	13%
Westcon Group, Inc.	25%	15%
TD Synnex Corporation	18%	19%

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	September 30, 2023	June 30, 2023
Jenne, Inc.	75%	39%
TD Synnex Corporation	*	10%
ScanSource, Inc.	*	10%
* Less than 10% of accounts receivable

The majority of the Company's net accounts receivable balance with Jenne, Inc. as of September 30, 2023 is current and the Company expects to collect this balance by December 31, 2023.

4.
Balance Sheet Accounts

Cash and Cash equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	September 30, 2023	June 30, 2023
Cash	$218,851	$227,675
Cash equivalents	5,583	7,151
Total cash and cash equivalents	$224,434	$234,826

Inventories

Inventories are stated at the lower of cost, or net realizable value. Extreme uses a standard cost methodology to determine the cost basis for its inventories. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company adjusts the carrying value of its inventory when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Any previously written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

The following table summarizes the Company's inventory by category (in thousands):

	September 30, 2023	June 30, 2023
Finished goods	$93,711	$78,180
Raw materials	7,112	10,844
Total inventories	$100,823	$89,024

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	September 30, 2023	June 30, 2023
Computers and equipment	$82,174	$81,612
Purchased software	52,629	51,444
Office equipment, furniture and fixtures	8,830	8,899
Leasehold improvements	50,495	48,943
Total property and equipment	194,128	190,898
Less: accumulated depreciation and amortization	(147,792)	(144,450)
Property and equipment, net	$46,336	$46,448

Deferred Revenue

Deferred revenue represents invoiced amounts for deferred maintenance, SaaS, and other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022
Balance beginning of period	$12,322	$10,852
New warranties issued	3,674	4,008
Warranty expenditures	(3,832)	(3,338)
Balance end of period	$12,164	$11,522

To facilitate sales of its products in the normal course of business, the Company indemnifies its resellers and end-user customers with respect to certain matters. The Company has agreed to hold the customer harmless against losses arising from intellectual property infringement and certain other losses. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. It is not possible to estimate the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and June 30, 2023 (in thousands).

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$5,583	$—	$5,583
Foreign currency derivatives	—	13	—	13
Total assets measured at fair value	$—	$5,596	$—	$5,596
Liabilities
Foreign currency derivatives	$—	$14	$—	$14
Total liabilities measured at fair value	$—	$14	$—	$14

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$7,151	$—	$7,151
Foreign currency derivatives	—	31	—	31
Total assets measured at fair value	$—	$7,182	$—	$7,182

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The Company's level 2 assets consist of certificates of deposit and derivative instruments. Certificates of deposit do not have regular market pricing and are considered Level 2. The fair value of derivative instruments under the Company’s foreign exchange forward contracts are estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2.

As of September 30, 2023 and June 30, 2023, the Company had investment in certificates of deposit of $5.6 million and $7.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of September 30, 2023 and June 30, 2023, their fair value approximated their amortized cost.

As of September 30, 2023 and June 30, 2023, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $18.7 million and $3.4 million, respectively. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income, net in the condensed consolidated statement of operations. For the three months ended September 30, 2023 and 2022, there were net losses of less than $0.1 million and $0.5 million, respectively. As of September 30, 2023 and June 30, 2023, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2023 Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2023 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $197.5 million and $225.0 million as of September 30, 2023 and June 30, 2023, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated.

As of September 30, 2023 and June 30, 2023 the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended September 30, 2023 and 2022. There were no impairments recorded for the three months ended September 30, 2023 and 2022.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2023
Developed technology	4.9 years	$169,089	$160,875	$8,214
Customer relationships	3.7 years	64,652	59,240	5,412
Trade names	0 years	10,700	10,700	—
License agreements	3.2 years	2,445	2,214	231
Total intangible assets, net*		$246,886	$233,029	$13,857
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2023
Developed technology	4.1 years	$169,460	$159,592	$9,868
Customer relationships	3.4 years	64,839	58,894	5,945
Trade names	0 years	10,700	10,700	—
License agreements	3.4 years	2,445	2,195	250
Total intangible assets, net*		$247,444	$231,381	$16,063
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022
Amortization of intangible assets in “Total cost of revenues”	$1,433	$3,605
Amortization of intangible assets in “Total operating expenses”	511	523
Total amortization expense	$1,944	$4,128

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2024 (the remainder of fiscal 2024)	$3,733
2025	4,248
2026	3,046
2027	1,365
2028	1,212
Thereafter	253
Total	$13,857

Goodwill

The Company had Goodwill in the amount of $393.0 million and $394.8 million as of September 30, 2023 and June 30, 2023, respectively. The change in goodwill during the three months ended September 30, 2023 is due to foreign currency translation adjustment that is recorded as a component of accumulated other comprehensive loss.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2023	June 30, 2023
Current portion of long-term debt:
Term Loan	$10,000	$10,000
Revolving Facility	—	25,000
Less: unamortized debt issuance costs	(675)	(674)
Current portion of long-term debt	$9,325	$34,326

Long-term debt, less current portion:
Term Loan	$187,500	$190,000
Less: unamortized debt issuance costs	(2,239)	(2,409)
Total long-term debt, less current portion	185,261	187,591
Total debt	$194,586	$221,917

On August 9, 2019, the Company entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among the Company, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders which was subsequently amended during fiscal 2023.

On June 22, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “2023 Term Loan”), ii) a $150.0 million five-year revolving credit facility (the “2023 Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million. On June 22, 2023, the Company borrowed $25.0 million against its $150.0 million revolving credit facility to refinance its debt. On July 7, 2023 the Company made a payment of $25.0 million to pay off the outstanding revolving credit balance.

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

The 2023 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2023 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2023 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance. During the three months ended September 30, 2023, the Company was in compliance with all the terms and financial covenants of the 2023 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations were $0.3 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. The interest rate as of September 30, 2023 was 7.45% and as of September 30, 2022 was 4.50%.

As of September 30, 2023, the Company did not have any outstanding balance against its 2023 Revolving Facility’s outstanding balance. The Company had $135.5 million of availability under the 2023 Revolving Facility as of September 30, 2023. During the three months ended September 30, 2023 the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the 2023 Credit Agreement. During the three months ended September 30, 2022 the Company made an additional payment of $30.0 million, against its term loan facility under the 2019 Credit Agreement.

The Company had $14.5 million of outstanding letters of credit as of September 30, 2023.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2023, the Company had commitments to purchase $94.7 million of inventory.

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

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The Federal Patent Court in Munich found the EP ‘364 patent to be valid and the Company filed an appeal, which was dismissed on October 12, 2023. On October 25, 2022 the Federal Patent Court in Munich issued an opinion partially invalidating the EP ‘077 patent and the Company and Orckit have filed appeals.

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

Mala Technologies Ltd. v. Extreme Networks GmbH, Extreme Networks Ireland Ops Ltd., and Extreme Networks, Inc.

On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges indirect infringement of the German portion of a patent (“EP ‘498”) based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system. Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On December 20, 2022, the trial court ruled that the Company did not infringe the EP ‘498 patent and dismissed Mala’s complaint entirely. Mala has filed an appeal and the matter is proceeding through the appellate process.

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021 and a hearing date has been set for November 20, 2024.

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

9.
Stockholders’ Equity

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2023 to increase the maximum number of available shares by 5.0 million shares, which is pending ratification by the stockholders at the Company's annual meeting of the stockholders to be held on November 8, 2023.

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

During the three months ended September 30, 2023, the Company repurchased a total of 880,215 shares of its common stock on the open market at a total cost of $24.9 million with an average price of $28.28 per share. There were no shares repurchased during the three months ended September 30, 2022. As of September 30, 2023, approximately $75.2 million remains available for share repurchases under the 2022 Repurchase Program.

As a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The Company expects that the impact of the excise tax on net corporate stock repurchases will not be material for fiscal 2024.

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	September 30, 2023	June 30, 2023
2013 Equity Incentive Plan shares available for grant	7,409	9,995
Employee stock options and awards outstanding	9,656	10,038
2014 Employee Stock Purchase Plan	7,948	8,467
Total shares reserved for issuance	25,013	28,500

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022
Cost of product revenues	$483	$374
Cost of subscription and support revenues	866	672
Research and development	4,377	3,090
Sales and marketing	6,988	4,639
General and administrative	7,205	5,014
Total share-based compensation expense	$19,919	$13,789

Stock Options

The following table summarizes stock option activity for the three months ended September 30, 2023 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	1,187	$6.56	2.70	$23,136
Granted	—	—
Exercised	—	—
Canceled	—	—
Options outstanding at September 30, 2023	1,187	$6.56	2.45	$20,952
Vested and expected to vest at September 30, 2023	1,187	$6.56	2.45	$20,952
Exercisable at September 30, 2023	1,187	$6.56	2.45	$20,952

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three months ended September 30, 2023 and 2022. There were no stock options exercised during the three months ended September 30, 2023 and 2022.

Stock Awards

Stock awards may be granted under the 2013 Plan on terms approved by the Compensation Committee of the Board. Stock awards generally provide for the issuance of restricted stock units (“RSUs”) including performance-condition or market-condition RSUs which vest over a fixed period of time or based upon the satisfaction of certain performance criteria or market conditions. The Company recognizes compensation expense on the stock awards over the vesting period based on the awards’ fair value as of the date of grant. The Company does not estimate forfeitures, but accounts for them as incurred.

The following table summarizes stock award activity for the three months ended September 30, 2023 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2023	8,851	$14.25
Granted	3,126	30.69
Exercised	(3,335)	12.33
Canceled	(173)	14.53
Non-vested stock awards outstanding at September 30, 2023	8,469	$21.06	$205,023
Stock awards expected to vest at September 30, 2023	8,469	$21.06	$205,023

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the three months ended September 30, 2023 included 0.5 million RSUs including the market condition awards discussed below to the named executive officers and directors.

Market Condition Awards

During the three months ended September 30, 2023 and 2022 the Compensation Committee of the Board granted 0.7 million and 1.0 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. The MSUs granted during the three months ended September 30, 2023 included 0.4 million MSUs subject to total shareholder return (“TSR”) and 0.3 million MSUs subject to certain stock price targets. The MSUs granted during the three months ended September 30, 2022 were subject to TSR.

The TSR MSUs vest based on the Company’s TSR relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant, as indicated in the table below. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the three months ended September 30, 2023 was $38.23 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free interest rate of 4.59%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The weighted-average grant-date fair value of the TSR MSUs granted during the three months ended September 30, 2022 was $16.57 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 67%, risk-free interest rate of 3.12%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The stock price target MSUs vest upon the achievement of a certain stock price target over the defined performance period. The stock price target shall be deemed as achieved if the average closing stock price over any thirty consecutive trading days during the period from grant date through the third anniversary of the grant date equals or exceeds the price target of $41.38 for the initial performance period. Upon satisfaction of the initial stock price target, 50% of the target shares will vest on the 3rd anniversary of the grant date and the remaining 50% will vest on the 4th anniversary of the grant date, subject to employees continued service through the applicable vesting dates. If the units are not earned on the last day of initial performance period, the units will remain outstanding and be eligible to be earned if the average closing stock price over any thirty consecutive trading days equals or exceeds the price target of $46.96.

The grant date fair value of these stock price target MSUs was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of these stock price target MSUs granted during the three months ended September 30, 2023 was $28.80 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 63%, risk-free interest rate of 4.45%, no expected dividend yield, expected term of three years based on possible future stock prices over the performance period based on the historical stock prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

Employee Stock Purchase Plan

The fair value of each share purchase option under the ESPP is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the following table. The expected term of the ESPP represents the term of the offering period of each option. The risk-free interest rate is based on the estimated life and on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s common stock.

There were 0.5 million and 0.7 million shares issued under the ESPP during the three months ended September 30, 2023 and 2022, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2023	September 30, 2022
Expected term	0.5 years	0.5 years
Risk-free interest rate	5.54%	3.12%
Volatility	42%	60%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended September 30, 2023 and 2022 was $8.09 and $4.38 per share, respectively.

11.
Information about Segments and Geographic Areas

The Company operates in one segment, the development and marketing of network infrastructure equipment and related software. The Company conducts business globally and is managed geographically. Revenues are attributed to a geographical area based on the billing address of customers. The Company operates in three geographical areas: Americas, EMEA, and APAC. The Company’s chief operating decision maker, who is its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	September 30, 2023	June 30, 2023
Americas	$135,410	$124,375
EMEA	34,828	35,175
APAC	10,865	11,244
Total long-lived assets	$181,103	$170,794

12.
Derivatives and Hedging

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt. The Company may enter into interest rate swap contracts to effectively manage the impact of fluctuations of interest rate changes on its outstanding debt which may have floating interest rate. The Company does not enter into derivative contracts for trading or speculative purposes.

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

During fiscal year ended June 30, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of September 30, 2023 the Company did not have any outstanding interest rate swaps contracts. As of September 30, 2022, the notional amount of these interest rate swaps was $75.0 million, and had maturity dates through April 2023. As of September 30, 2022 these contracts had unrealized gain of $1.3 million, and were recorded in “Accumulated other comprehensive loss” with the associated asset in “Prepaid expenses and other current assets”, in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in "Accumulated other comprehensive loss" related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income, net” in the accompanying condensed consolidated statements of operations. As of September 30, 2023 and 2022, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amounts of $18.7 million and $4.2 million, respectively. These contracts have maturities of 40 days or less. The net gains and losses recorded in the condensed consolidated statement of operations from these contracts during the three months ended September 30, 2023 were net losses of less than $0.1 million and $0.5 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For the three months ended September 30, 2023 and 2022, the Company recognized total foreign currency gains of $0.5 million and $0.9 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded $2.7 million of restructuring and related charges during the three months ended September 30, 2023, which primarily related to the restructuring plans as noted below.

During the first quarter of fiscal 2024, the Company executed a reduction-in-force plan to rebalance the workforce to create greater efficiency and improve execution in alignment with our business and strategic priorities (the “Q1 2024 Plan”). It consisted primarily of workforce reduction to drive productivity in research and development, sales and marketing and provide efficiency across operations and general & administrative functions. During the three months ended September 30, 2023, the Company incurred charges of approximately $2.7 million related to the Q1 2024 Plan.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform our business infrastructure and reduce our facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project the Company will move engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating our labs. The Company expects that the project will take about 12 to 15 months from September 30, 2023 for completion, and expects to incur charges of approximately $11.0 million throughout this period primarily for asset disposals, contractor costs, severance, relocation and other non-recurring fees.

The Company recorded $0.5 million of restructuring and related charges during the three months ended September 30, 2022 which primarily included additional facility related expenses related to previously impaired facilities.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of September 30, 2023 the restructuring liability was $0.9 million related to the Q1 2024 Plan.

14.
Income Taxes

For the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $4.6 million and $1.7 million, respectively.

The income tax provisions for the three months ended September 30, 2023 and 2022, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In addition, the tax provision for the three months ended September 30, 2023, includes US Federal income tax. The interim income tax provisions for the three months ended September 30, 2023 and 2022 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.3 million of unrecognized tax benefits as of September 30, 2023. If fully recognized in the future, $0.2 million would impact the effective tax rate and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

15.
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

The following table presents the calculation of net income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2023	September 30, 2022
Net income	$28,676	$12,585
Weighted-average shares used in per share calculation – basic	128,782	130,289
Options to purchase common stock	898	523
Restricted stock units	3,783	2,121
Weighted-average shares used in per share calculation – diluted	133,463	132,933

Net income per share – basic and diluted
Net income per share – basic	$0.22	$0.10
Net income per share – diluted	$0.21	$0.09

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022
Restricted stock units	1,071	2,343
Employee Stock Purchase Plan shares	267	410
Total shares excluded	1,338	2,753

16. Subsequent Events

In October 2023, the Company initiated an additional global reduction-in-force plan to rebalance the workforce to create greater efficiency and improve execution in alignment with our business and strategic priorities while reducing its operating expenses (the “2024 Plan”). The Company is currently evaluating the timing and impact of this reduction-in-force on the Company's business, financial condition and results of operations for the year ending June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the first quarter ended September 30, 2023 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and other filings we have made with the Securities and Exchange Commission. These risk factors, include, but are not limited to: risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including political, social, economic, currency and regulatory factors (such as the outbreak of COVID-19); risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD-WAN”) infrastructure equipment. The Company’s cloud solution is a single platform that offers unified network management of wireless access points, switches, and SD-WAN. It leverages machine learning, Artificial Intelligence Operations and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments, and uncover actionable insights to save time, lower costs and streamline operations. Extreme is currently managing more than two million devices in the cloud.

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

Cloud networking management allows customers to gain real-time visibility and insights into areas such as application usage, location and workflow patterns across their environment, helping to inform strategic business decisions and create personalized experiences. Customers benefit from visibility, control and reduced time to resolution. This is the cornerstone of our One Network, One Cloud, One Extreme vision..

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
o
Extreme Cloud IQ cloud platform conforms to ISO/ IEC 27017, is certified by DQS to ISO/IEC 27001 and ISO/IEC 27701 by the International Standards Organization (“ISO”), and is CSA STAR certified.
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
o
Extreme AirDefense™ is a comprehensive wireless intrusion prevention system ("WIPS") that simplifies the protection, monitoring and security of wireless networks. With the added Bluetooth and Bluetooth low energy intrusion prevention, network administrators can address growing threats against Bluetooth and Bluetooth low energy devices.
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
o
Universal Wi-Fi 6/6E APs (300/400, 4000 and 5000 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud connected) management.
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

Results of Operations

During the first quarter of fiscal 2024, we achieved the following results:

•
Net revenues of $353.1 million compared to $297.7 million in the first quarter of fiscal 2023.
•
Product revenues of $253.5 million compared to $206.3 million in the first quarter of fiscal 2023.
•
Subscription and support revenues of $99.7 million compared to $91.4 million in the first quarter of fiscal 2023.
•
Total gross margin of 60.3% of net revenues compared to 56.0% of net revenues in the first quarter of fiscal 2023.
•
Operating income of $35.9 million compared to $17.4 million in the first quarter of fiscal 2023.
•
Net income of $28.7 million compared to $12.6 million in the first quarter of fiscal 2023.
•
Cash flows provided by operating activities of $75.6 million compared to $49.7 million in the three months ended September 30, 2022.
•
Cash and cash equivalents of $224.4 million as of September 30, 2023 compared to $234.8 million as of June 30, 2023.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change
Net revenues:
Product	$253,483	$206,276	$47,207	22.9%
Percentage of net revenues	71.8%	69.3%
Subscription and support	99,654	91,413	8,241	9.0%
Percentage of net revenues	28.2%	30.7%
Total net revenues	$353,137	$297,689	$55,448	18.6%

Product revenue is generated primarily from sales of our networking equipment. Subscription and support revenue is derived primarily from sales of our subscription and support offerings which includes SaaS offerings, maintenance contracts, professional services and training for its products. Prior to fiscal 2023, subscription and support revenue was referred to as service and subscription revenue, however, the composition of subscription and support revenue has not been modified.

Product revenues increased $47.2 million or 22.9% for the three months ended September 30, 2023 as compared to the corresponding period in fiscal 2023. The increase in product revenue was primarily due to strong demand for our products and higher shipments resulting from an easing in supply chain constraints which had impacted our ability to fulfill the demand for our products.

Subscription and support revenues increased $8.2 million or 9.0% for the three months ended September 30, 2023 as compared to the corresponding period in fiscal 2023. The increase in subscription and support revenue was primarily due to the continued growth in our subscription business.

The following table presents the product and subscription and support gross profit and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change
Gross profit:
Product	$144,947	$106,513	$38,434	36.1%
Percentage of product revenues	57.2%	51.6%
Subscription and support	67,989	60,195	7,794	12.9%
Percentage of subscription and support revenues	68.2%	65.8%
Total gross profit	$212,936	$166,708	$46,228	27.7%
Percentage of net revenues	60.3%	56.0%

Product gross profit increased $38.4 million or 36.1% for the three months ended September 30, 2023 as compared to the corresponding period in fiscal 2023. The increase in product gross profit was primarily due to increased product revenues along with lower amortization of intangible assets due to certain intangible assets being fully amortized, lower warranty reserve, favorable purchase price variance due to the improved market conditions and easing of supply constraints, partially offset by higher reserves for excess and obsolete inventory.

Subscription and support gross profit increased $7.8 million or 12.9% for the three months ended September 30, 2023 as compared to the corresponding period in fiscal 2023. The increase in subscription and support gross profit was primarily due to increased subscription and support revenues, partially offset by higher cloud services costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2023	September 30, 2022	$ Change	% Change
Research and development	$58,016	$50,989	$7,027	13.8%
Sales and marketing	91,920	78,382	13,538	17.3%
General and administrative	23,873	18,547	5,326	28.7%
Acquisition and integration costs	—	390	(390)	(100.0)%
Restructuring and related charges	2,717	481	2,236	464.9%
Amortization of intangible assets	511	523	(12)	(2.3)%
Total operating expenses	$177,037	$149,312	$27,725	18.6%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $7.0 million or 13.8% for the three months ended September 30, 2023 as compared to the corresponding period in fiscal 2023. The increase in research and development expenses was primarily due to a $5.3 million increase in personnel costs due to increased headcount and higher compensation costs primarily related to share-based compensation, a $1.7 million increase in contractor and consultant fees, and a $0.5 million increase in equipment related costs, partially offset by a $0.5 million decrease in engineering project costs and other costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $13.5 million or 17.3% for the three months ended September 30, 2023 as compared to the corresponding period in fiscal 2023. The increase in sales and marketing expenses was primarily due to a $11.2 million increase in personnel costs due to increased headcount, higher compensation and benefits costs primarily related to higher commissions and share-based compensation, a $2.6 million increase in marketing costs and a $0.7 million increase in equipment and facilities related costs, partially offset by a $1.0 million decrease in travel and other expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $5.3 million or 28.7% for the three months ended September 30, 2023 as compared to the corresponding period in fiscal 2023. The increase in general and administrative expenses was primarily due to a $3.2 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $1.5 million increase in legal expenses related to our litigation, a $0.6 million increase in professional service fees and equipment related costs and a $0.6 million increase in system transition related costs, partially offset by a $0.5 million decrease in facilities and related expenses.

Acquisition and Integration Costs

During the three months ended September 30, 2023, we did not incur any acquisition and integration costs.

During the three months ended September 30, 2022, we incurred acquisition and integration costs of $0.4 million, which consisted primarily of professional fees and certain compensation charges related to the acquisition of Ipanema Tech SAS.

Restructuring and Related Charges

For the three months ended September 30, 2023, we recorded restructuring and related charges of $2.7 million, which primarily consisted of costs associated with the headcount reduction related to the Q1 2024 plan.

For the three months ended September 30, 2022, we recorded restructuring charges of $0.5 million, which primarily consisted of facility related charges related to our previously impaired facilities.

Amortization of Intangible Assets

During the three months ended September 30, 2023 and 2022, we recorded $0.5 million of operating expenses for each period related to the amortization of intangible assets.

Interest Income

During the three months ended September 30, 2023 and 2022, we recorded $1.2 million and $0.4 million, respectively, in interest income. The increase in interest income is primarily due to higher interest earned on our cash balance due to rising interest rates.

Interest Expense

During the three months ended September 30, 2023 and 2022, we recorded $4.3 million and $3.8 million, respectively, in interest expense. The increase in interest expenses was primarily due to higher average rates under our new 2023 Credit Agreement due to rising interest rates.

Other Income, Net

During the three months ended September 30, 2023 and 2022, we recorded other income, net of $0.4 million each. The other income, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2023 and 2022, we recorded income tax provision of $4.6 million and $1.7 million, respectively.

The income tax provisions for the three months ended September 30, 2023 and 2022 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System. In addition, the income tax provision for the three months ended September 30, 2023 includes U.S. federal income tax.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2023, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	September 30, 2023	June 30, 2023
Cash and cash equivalents	$224,434	$234,826

As of September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $224.4 million, accounts receivable, net of $131.5 million, and available borrowings under our five-year 2023 Revolving Facility of $135.5 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest and share repurchases. We believe that our $224.4 million of cash and cash equivalents at September 30, 2023, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On May 18, 2022, our Board of Directors (the “Board”) authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate us to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended September 30, 2023, we repurchased a total of 880,215 shares of its common stock on the open market at a total cost of $24.9 million with an average price of $28.28 per share. As of September 30, 2023, we have $75.2 million available under our share repurchase program.

On August 9, 2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among Extreme, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. On June 22, 2023, we entered into the Second Amended and Restated Credit Agreement (the “2023 Credit Agreement") by and among Extreme, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as an administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “Term Facility”), ii) a $150.0 million five-year revolving credit facility (the “ 2023 Revolving Facility”) and iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million plus an unlimited amount that is subject to pro forma compliance with a specified Consolidated Leverage Ratio tests. We may use proceeds of the loans for working capital and general corporate purposes. On June 22, 2023, we borrowed $25.0 million against the 2023 Revolving Facility, which was subsequently paid off on July 7, 2023.

At our election, the initial term loan (the “Initial Term Loan”) under the 2023 Credit Agreement may be made as either a base rate loan or a Secured Overnight Financing Data Rate (“SOFR loan"). The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s Consolidated Leverage Ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum. We also agreed to pay other closing fees, arrangement fees, and administration fees.

The 2023 Credit Agreement requires us to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2023 Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2023 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.

During the three months ended September 30, 2023, we were in compliance with all the original terms and financial covenants under the 2023 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by operating activities	$75,635	$49,734
Net cash used in investing activities	(4,314)	(3,139)
Net cash used in financing activities	(81,461)	(42,124)
Foreign currency effect on cash and cash equivalents	(252)	(649)
Net increase (decrease) in cash and cash equivalents	$(10,392)	$3,822

Net Cash Provided by Operating Activities

Cash flows provided by operations in the three months ended September 30, 2023 were $75.6 million, including our net income of $28.7 million and non-cash expenses of $29.8 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included a decrease in accounts receivable, and an increase in deferred revenue and other accrued liabilities. This was partially offset by increases in inventories, prepaid and other assets and decreases in accounts payable, accrued compensation, operating lease liabilities and other current and long-term liabilities.

Cash flows provided by operations in the three months ended September 30, 2022 were $49.7 million, including our net income of $12.6 million and non-cash expenses of $22.8 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included a decrease in accounts payable and increase in deferred revenues. This was partially offset by increases in inventories, prepaid expenses and other current assets and decreases in accounts payable, accrued compensation, operating lease liabilities and other current and long-term liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2023 were $4.3 million for the purchases of property and equipment.

Cash flows used in investing activities in the three months ended September 30, 2022 were $3.1 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the three months ended September 30, 2023 were $81.5 million primarily due to payment of $29.1 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan ("ESPP"), a $25.0 million payment against our revolving facility, share repurchase of $24.9 million under our share repurchase program and debt repayment of $2.5 million.

Cash flows used in financing activities in the three months ended September 30, 2022 were $42.1 million primarily due to debt repayments of $37.1 million, $1.0 million for deferred payments on acquisitions and $4.0 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in the three months ended September 30, 2023, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the EURO.

Contractual Obligations

As of September 30, 2023, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our 2023 Credit Agreement. As of September 30, 2023, we had $197.5 million of debt outstanding which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of September 30, 2023, we had non-cancelable commitments to purchase $94.7 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of September 30, 2023, we had contractual commitments of $32.3 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of September 30, 2023, the value of our obligations under operating leases was $61.0 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of September 30, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2023 Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At September 30, 2023, we had $197.5 million of debt outstanding, all of which was from the 2023 Credit Agreement. During the quarter ended September 30, 2023, the average daily outstanding amount was $201.6 million, with a high of $225.0 million and a low of $197.5 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2023, on the outstanding borrowings under the 2023 Credit Agreement as of September 30, 2023, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of September 30, 2023	100 bps	50 bps
Debt	$(2,016)	$(1,008)	$201,576	$2,016	$1,008

* Underlying interest rate was 7.45% as of September 30, 2023.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of September 30, 2023 and 2022 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $18.7 million and $4.2 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in “other income, net”.

Foreign currency transaction gains and losses from operations were gains of $0.5 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, and Note 8, Commitments and Contingencies, to the Notes to Condensed Consolidated Financial Statements, in this Report, which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2023, except for the following risk factors which supplements the risk factors disclosed in the reports referenced above.

Adverse general economic conditions or reduced information technology spending may adversely impact our business.

A substantial portion of our business depends on the demand for enterprise scale networking and the overall economic health of our current and prospective end-customers. Volatility in the global economic market or other global or regional economic uncertainty, limited availability of credit, a reduction in business confidence and activity, deficit-driven austerity measures impacting governments and educational institutions, and other difficulties may affect one or more of the industries to which we sell our products and services. If economic conditions continue to be uncertain, many existing and prospective end-customers may delay or reduce their IT spending.

This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could materially adversely affect our business, financial conditions, results of operations, and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2023.

The following table provides stock repurchase activity during the three months ended September 30, 2023 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(2)	Plans or Programs	(1)
Beginning amount available to repurchase				$100,130
July 1, 2023 - July 31, 2023	—	$—	—	100,130
August 1, 2023 - August 31, 2023	431	30.22	431	87,104
September 1, 2023 - September 30, 2023	449	26.42	449	75,242
Total	880	$28.28	880
Remaining amount available to repurchase				$75,242
(1)
On May 18, 2022, we announced that our Board had authorized management to repurchase up to $200.0 million of its common stock over a three-year period commencing on July 1, 2022. Refer to Note 9, “Stockholders’ Equity,” in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report for further information regarding the Company’s share repurchase program.
(2)
The aggregate price and the average price per share does not include the effect of the excise tax under the provision of the Inflation Reduction Act.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

On August 4, 2023, Edward B. Meyercord, the Company's President and CEO, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 897,303 shares of the Company's common stock until July 31, 2025.

On August 14, 2023, Rajendra K. Khanna, a member of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company's common stock until October 30, 2024.

On August 30, 2023, Ingrid J. Burton, a member of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 5,000 shares of the Company's common stock until August 30, 2024.

Item 6. Exhibits

(a)
Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1

3.2	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/9/2023	3.2

10.1	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan – U.S.				X

10.2	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan – International.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) November 2, 2023