Form 10-Q
period 2023-12-31
EXTREME NETWORKS INC
filed 2024-02-01
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of January 26, 2024, the registrant had 128,730,411 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2023

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$221,403	$234,826
Accounts receivable, net	112,047	182,045
Inventories	152,521	89,024
Prepaid expenses and other current assets	72,272	70,263
Total current assets	558,243	576,158
Property and equipment, net	47,598	46,448
Operating lease right-of-use assets, net	47,124	34,739
Intangible assets, net	13,104	16,063
Goodwill	395,606	394,755
Other assets	80,983	73,544
Total assets	$1,142,658	$1,141,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $675 and $674, respectively	$9,325	$34,326
Accounts payable	87,790	99,724
Accrued compensation and benefits	50,862	71,367
Accrued warranty	11,397	12,322
Current portion of operating lease liabilities	10,686	10,847
Current portion of deferred revenue	300,399	282,475
Other accrued liabilities	78,507	64,440
Total current liabilities	548,966	575,501
Deferred revenue, less current portion	247,777	219,024
Long-term debt, less current portion, net of unamortized debt issuance costs of $2,069 and $2,409, respectively	182,931	187,591
Operating lease liabilities, less current portion	43,852	31,845
Deferred income taxes	7,748	7,747
Other long-term liabilities	3,200	3,247
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 146,843 and 143,629 shares issued, respectively; 128,624 and 127,775 shares outstanding, respectively	147	144
Additional paid-in-capital	1,181,230	1,173,744
Accumulated other comprehensive loss	(12,058)	(13,192)
Accumulated deficit	(823,334)	(855,998)
Treasury stock at cost, 18,219 and 15,854 shares, respectively	(237,801)	(187,946)
Total stockholders’ equity	108,184	116,752
Total liabilities and stockholders’ equity	$1,142,658	$1,141,707

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net revenues:
Product	$186,611	$223,445	$440,094	$429,721
Subscription and support	109,766	94,903	209,420	186,316
Total net revenues	296,377	318,348	649,514	616,037
Cost of revenues:
Product	81,493	103,587	190,029	203,350
Subscription and support	31,514	33,106	63,179	64,324
Total cost of revenues	113,007	136,693	253,208	267,674
Gross profit:
Product	105,118	119,858	250,065	226,371
Subscription and support	78,252	61,797	146,241	121,992
Total gross profit	183,370	181,655	396,306	348,363
Operating expenses:
Research and development	52,833	52,618	110,849	103,607
Sales and marketing	85,154	80,538	177,074	158,920
General and administrative	25,384	24,085	49,257	42,632
Acquisition and integration costs	—	—	—	390
Restructuring and related charges	9,174	476	11,891	957
Amortization of intangible assets	509	504	1,020	1,027
Total operating expenses	173,054	158,221	350,091	307,533
Operating income	10,316	23,434	46,215	40,830
Interest income	1,430	889	2,656	1,281
Interest expense	(4,269)	(3,884)	(8,587)	(7,710)
Other income (expense), net	(420)	138	12	509
Income before income taxes	7,057	20,577	40,296	34,910
Provision for income taxes	3,069	2,646	7,632	4,394
Net income	$3,988	$17,931	$32,664	$30,516

Basic and diluted income per share:
Net income per share – basic	$0.03	$0.14	$0.25	$0.23
Net income per share – diluted	$0.03	$0.13	$0.25	$0.23

Shares used in per share calculation – basic	128,987	130,465	128,885	130,377
Shares used in per share calculation – diluted	131,514	134,453	132,786	133,833

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income	$3,988	$17,931	$32,664	$30,516
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	—	29	—	328
Reclassification adjustment related to interest rate swaps	—	(558)	—	(834)
Change in unrealized gains and losses on foreign currency forward contracts	—	358	—	358
Net change from derivatives designated as hedging instruments	—	(171)	—	(148)
Net change in foreign currency translation adjustments	4,038	(8,205)	1,134	(10,343)
Other comprehensive income (loss):	4,038	(8,376)	1,134	(10,491)
Total comprehensive income	$8,026	$9,555	$33,798	$20,025

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at September 30, 2022	141,706	$142	$1,125,204	$(5,170)	(10,479)	$(88,086)	$(921,487)	$110,603
Net income	—	—	—	—	—	—	17,931	17,931
Other comprehensive loss	—	—	—	(8,376)	—	—	—	(8,376)
Issuance of common stock from equity incentive plans, net of tax withholdings	431	—	(3,184)	—	—	—	—	(3,184)
Repurchase of stock	—	—	—	—	(2,578)	(49,803)	—	(49,803)
Share-based compensation	—	—	17,396	—	—	—	—	17,396
Balance at December 31, 2022	142,137	142	$1,139,416	$(13,546)	(13,057)	$(137,889)	$(903,556)	$84,567

Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	30,516	30,516
Other comprehensive income	—	—	—	(10,491)	—	—	—	(10,491)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,395	2	(7,185)	—	—	—	—	(7,183)
Repurchase of stock	—	—	—	—	(2,578)	(49,803)	—	(49,803)
Share-based compensation	—	—	31,185	—	—	—	—	31,185
Balance at December 31, 2022	142,137	$142	$1,139,416	$(13,546)	(13,057)	$(137,889)	$(903,556)	$84,567

Balance at September 30, 2023	146,264	$146	$1,164,589	$(16,096)	(16,734)	$(212,835)	$(827,322)	$108,482
Net income	—	—	—	—	—	—	3,988	3,988
Other comprehensive income	—	—	—	4,038	—	—	—	4,038
Issuance of common stock from equity incentive plans, net of tax withholdings	579	1	(4,316)	—	—	—	—	(4,315)
Repurchase of stock	—	—	—	—	(1,485)	(24,966)	—	(24,966)
Share-based compensation	—	—	20,957	—	—	—	—	20,957
Balance at December 31, 2023	146,843	$147	$1,181,230	$(12,058)	(18,219)	$(237,801)	$(823,334)	$108,184

Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net income	—	—	—	—	—	—	32,664	32,664
Other comprehensive income	—	—	—	1,134	—	—	—	1,134
Issuance of common stock from equity incentive plans, net of tax withholdings	3,214	3	(33,390)	—	—	—	—	(33,387)
Repurchase of stock	—	—	—	—	(2,365)	(49,855)	—	(49,855)
Share-based compensation	—	—	40,876	—	—	—	—	40,876
Balance at December 31, 2023	146,843	$147	$1,181,230	$(12,058)	(18,219)	$(237,801)	$(823,334)	$108,184

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$32,664	$30,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,485	9,983
Amortization of intangible assets	3,064	7,852
Reduction in carrying amount of right-of-use asset	5,891	6,240
Provision for doubtful accounts	82	102
Share-based compensation	40,876	31,185
Deferred income taxes	(21)	65
Non-cash interest expense	532	764
Other	(2,481)	(5,904)
Changes in operating assets and liabilities:
Accounts receivable	69,915	31,944
Inventories	(64,552)	(14,506)
Prepaid expenses and other assets	(7,850)	(6,557)
Accounts payable	(12,263)	2,164
Accrued compensation and benefits	(20,625)	9,170
Operating lease liabilities	(6,444)	(7,383)
Deferred revenue	48,272	28,776
Other current and long-term liabilities	13,320	(4,074)
Net cash provided by operating activities	109,865	120,337
Cash flows from investing activities:
Capital expenditures	(9,955)	(6,271)
Net cash used in investing activities	(9,955)	(6,271)
Cash flows from financing activities:
Payments on revolving facility	(25,000)	—
Payments on debt obligations	(5,000)	(46,625)
Repurchase of common stock	(49,855)	(49,803)
Payments for tax withholdings, net of proceeds from issuance of common stock	(33,387)	(7,183)
Deferred payments on an acquisition	—	(2,000)
Net cash used in financing activities	(113,242)	(105,611)
Foreign currency effect on cash and cash equivalents	(91)	(456)
Net increase (decrease) in cash and cash equivalents	(13,423)	7,999

Cash and cash equivalents at beginning of period	234,826	194,522
Cash and cash equivalents at end of period	$221,403	$202,521

See accompanying notes to the condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” or the “Company”), is a leader in providing software-driven networking solutions for enterprise customers. The Company conducts its sales and marketing activities on a worldwide basis through distributors, resellers, and the Company’s field sales organization. Extreme was incorporated in California in 1996 and reincorporated in Delaware in 1999.

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2023. The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for fiscal 2024 or any future periods.

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

The Company predominantly uses the United States Dollar as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated to United States Dollars at current month end rates of exchange and revenues, and expenses are translated using the monthly average rate.

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

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on our condensed consolidated financial statements and accompanying disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax disclosures primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and related disclosures.

3.
Revenues

The Company accounts for revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, SaaS, and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock the Company's products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users. Products and subscription and support may be sold separately or in bundled packages.

Revenue Recognition

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. For items that are not sold separately, the Company estimates the stand-alone selling prices using other observable inputs.

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

On December 31, 2023, the Company had $548.2 million of remaining performance obligations, which primarily comprised deferred maintenance and deferred SaaS revenues. The Company expects to recognize approximately 32% of its deferred revenue as revenue in the remainder of fiscal 2024, an additional 34% in fiscal 2025, and 34% of the balance thereafter.

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

Revenue recognized for the three months ended December 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each period was $105.7 million and $83.9 million, respectively. Revenue recognized for the six months ended December 31, 2023 and 2022 that was included in the deferred revenue balance at the beginning of each period was $172.0 million and $145.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $22.2 million and $20.0 million at December 31, 2023 and June 30, 2023, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended December 31, 2023 and 2022 was $2.7 million and $2.2 million, respectively. Amortization recognized during the six months ended December 31, 2023 and 2022 was $5.2 million and $4.3 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations, which were satisfied or partially satisfied during previous periods.

Revenues by Category

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s net revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Three Months Ended
	December 31, 2023			December 31, 2022
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$81,350	$68,199	$149,549	$70,963	$66,630	$137,593
Other	8,244	4,842	13,086	10,807	4,614	15,421
Total Americas	89,594	73,041	162,635	81,770	71,244	153,014
EMEA	64,082	46,523	110,605	97,147	40,903	138,050
APAC	8,864	14,273	23,137	7,403	19,881	27,284
Total net revenues	$162,540	$133,837	$296,377	$186,320	$132,028	$318,348

	Six Months Ended
	December 31, 2023			December 31, 2022
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$199,151	$133,150	$332,301	$144,277	$130,942	$275,219
Other	10,775	15,208	25,983	26,832	8,712	35,544
Total Americas	209,926	148,358	358,284	171,109	139,654	310,763
EMEA	166,393	87,815	254,208	173,403	80,156	253,559
APAC	8,975	28,047	37,022	9,441	42,274	51,715
Total net revenues	$385,294	$264,220	$649,514	$353,953	$262,084	$616,037

For the three months ended December 31, 2023, the Company generated 10% of its net revenues from Germany. For the six months ended December 31, 2023, the Company generated approximately 11% of its net revenues from the Netherlands. For the three months ended December 31, 2022, the Company generated 11% and 10% of its net revenues from the Netherlands and Germany, respectively. For the six months ended December 31, 2022, the Company generated 10% of its net revenues from each of the Netherlands and Germany. No other foreign country accounted for 10% or more of its net revenues for the three and six months ended December 31, 2023 and 2022.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Jenne, Inc.	23%	13%	25%	13%
Westcon Group, Inc.	10%	19%	18%	17%
TD Synnex Corporation	24%	17%	21%	18%
ScanSource, Inc.	*	11%	*	*
* Less than 10% of revenue

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	December 31, 2023	June 30, 2023
Jenne, Inc.	52%	39%
TD Synnex Corporation	*	10%
ScanSource, Inc.	*	10%
Ingram Micro	10%	*
* Less than 10% of accounts receivable

The Company's net accounts receivable balance with Jenne, Inc. as of December 31, 2023 is current and the Company expects to collect the majority of this balance by March 31, 2024.

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	December 31, 2023	June 30, 2023
Cash	$211,526	$227,675
Cash equivalents	9,877	7,151
Total cash and cash equivalents	$221,403	$234,826

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

The following table summarizes the Company's inventory by category (in thousands):

	December 31, 2023	June 30, 2023
Finished goods	$124,668	$78,180
Raw materials	27,853	10,844
Total inventories	$152,521	$89,024

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	December 31, 2023	June 30, 2023
Computers and equipment	$83,633	$81,612
Purchased software	54,378	51,444
Office equipment, furniture and fixtures	9,002	8,899
Leasehold improvements	51,563	48,943
Total property and equipment	198,576	190,898
Less: accumulated depreciation and amortization	(150,978)	(144,450)
Property and equipment, net	$47,598	$46,448

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Balance beginning of period	$12,164	$11,522	$12,322	$10,852
New warranties issued	2,777	3,807	6,451	7,815
Warranty expenditures	(3,544)	(3,509)	(7,376)	(6,847)
Balance end of period	$11,397	$11,820	$11,397	$11,820

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

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. See Note 3, Revenues, for the Company’s accounts receivable concentration. The Company does not invest an amount exceeding 10% of its combined cash in the securities of any one obligor or maker, except for obligations of the United States government, obligations of United States government agencies, and money market accounts.

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and June 30, 2023 (in thousands):

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$9,877	$—	$9,877
Foreign currency derivatives	—	133	—	133
Total assets measured at fair value	$—	$10,010	$—	$10,010

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$7,151	$—	$7,151
Foreign currency derivatives	—	31	—	31
Total assets measured at fair value	$—	$7,182	$—	$7,182

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable, and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The Company's level 2 assets consist of certificates of deposit and derivative instruments. Certificates of deposit do not have regular market pricing and are considered Level 2. The fair value of derivative instruments under the Company’s foreign exchange forward contracts are estimated based on valuations provided by alternative pricing sources supported by observable inputs, which is considered Level 2.

As of December 31, 2023 and June 30, 2023, the Company had investment in certificates of deposit of $9.9 million and $7.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of December 31, 2023 and June 30, 2023, their fair value approximated their amortized cost.

As of December 31, 2023 and June 30, 2023, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $15.6 million and $3.4 million, respectively. These contracts currently have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income, net in the condensed consolidated statements of operations. For the three months ended December 31, 2023 and 2022, there were net gains of $0.4 million and $0.1 million, respectively. For the six months ended December 31, 2023 and 2022, there were net gains of $0.3 million and net losses of $0.4 million, respectively. As of December 31, 2023 and June 30, 2023, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2023 Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2023 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $195.0 million and $225.0 million as of December 31, 2023 and June 30, 2023, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of December 31, 2023 and June 30, 2023, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during the three and six months ended December 31, 2023 and 2022. There were no impairments recorded for the three and six months ended December 31, 2023 and 2022.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2023
Developed technology	4.1 years	$169,646	$161,690	$7,956
Customer relationships	2.9 years	64,721	59,787	4,934
Trade names	0 years	10,700	10,700	—
License agreements	2.9 years	2,445	2,231	214
Total intangible assets, net*		$247,512	$234,408	$13,104
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2023
Developed technology	4.1 years	$169,460	$159,592	$9,868
Customer relationships	3.4 years	64,839	58,894	5,945
Trade names	0 years	10,700	10,700	—
License agreements	3.4 years	2,445	2,195	250
Total intangible assets, net*		$247,444	$231,381	$16,063
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Amortization of intangible assets in “Total cost of revenues”	$611	$3,220	$2,044	$6,825
Amortization of intangible assets in “Total operating expenses”	509	504	1,020	1,027
Total amortization expense	$1,120	$3,724	$3,064	$7,852

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2024 (the remainder of fiscal 2024)	$2,585
2025	4,414
2026	3,165
2027	1,418
2028	1,259
Thereafter	263
Total	$13,104

Goodwill

The Company had Goodwill in the amount of $395.6 million and $394.8 million as of December 31, 2023 and June 30, 2023, respectively. The change in goodwill during the six months ended December 31, 2023 is due to foreign currency translation adjustment that is recorded as a component of accumulated other comprehensive loss.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2023	June 30, 2023
Current portion of long-term debt:
Term Loan	$10,000	$10,000
Revolving Facility	—	25,000
Less: unamortized debt issuance costs	(675)	(674)
Current portion of long-term debt	$9,325	$34,326

Long-term debt, less current portion:
Term Loan	$185,000	$190,000
Less: unamortized debt issuance costs	(2,069)	(2,409)
Total long-term debt, less current portion	182,931	187,591
Total debt	$192,256	$221,917

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

On June 22, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “2023 Term Loan”), ii) a $150.0 million five-year revolving credit facility (the “2023 Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million. On June 22, 2023, the Company borrowed $25.0 million against its $150.0 million revolving credit facility to refinance its debt. On July 7, 2023, the Company made a payment of $25.0 million to pay off the outstanding revolving credit balance.

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

The 2023 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2023 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2023 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance. During the six months ended December 31, 2023, the Company was in compliance with all the terms and financial covenants of the 2023 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations were $0.3 million and $0.7 million for the three months ended December 31, 2023 and 2022, respectively, and were $0.5 million and $1.5 million for the six months ended December 31, 2023 and 2022, respectively. The interest rate as of December 31, 2023 was 7.46% and as of December 31, 2022 was 5.50%.

As of December 31, 2023, the Company did not have any outstanding balance against its 2023 Revolving Facility’s outstanding balance. The Company had $135.5 million of availability under the 2023 Revolving Facility as of December 31, 2023. During the three and six months ended December 31, 2023 the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the 2023 Credit Agreement. During the six months ended December 31, 2022, the Company made an additional payment of $30.0 million, against its term loan facility under the 2023 Credit Agreement.

The Company had $14.5 million of outstanding letters of credit as of December 31, 2023.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2023, the Company had commitments to purchase $92.1 million of inventory.

Legal Proceedings

The Company may from time to time be party to litigation arising in the course of its business, including, without limitation, allegations relating to commercial transactions, business relationships, or intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Litigation in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict.

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

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers, and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals’ reasonable legal expenses and possible damages and other liabilities incurred in connection with certain legal matters. The Company also procures Directors and Officers liability insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain. While it is not possible to estimate the maximum potential amount that could be owed under these governing documents and agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

9.
Stockholders’ Equity

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2023 to increase the maximum number of available shares by 5.0 million shares. The amendment was approved by the stockholders of the Company at the annual meeting of stockholders held on November 8, 2023.

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

During the three months ended December 31, 2023, the Company repurchased 1,485,005 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $16.81 per share. During the six months ended December 31, 2023, the Company repurchased a total of 2,365,220 shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. During the three and six months ended December 31, 2022, the Company repurchased a total of 2,578,175 shares of its common stock on the open market at a total cost of $49.8 million with an average price of $19.32 per share. As of December 31, 2023, approximately $50.3 million remains available for share repurchases under the 2022 Repurchase Program.

As a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The Company expects that the impact of the excise tax on net corporate stock repurchases will not be material for fiscal 2024.

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	December 31, 2023	June 30, 2023
2013 Equity Incentive Plan shares available for grant	12,634	9,995
Employee stock options and awards outstanding	8,875	10,038
2014 Employee Stock Purchase Plan	7,948	8,467
Total shares reserved for issuance	29,457	28,500

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cost of product revenues	$464	$499	$947	$873
Cost of subscription and support revenues	749	966	1,615	1,638
Research and development	4,435	3,962	8,812	7,052
Sales and marketing	7,535	5,910	14,523	10,549
General and administrative	7,774	6,059	14,979	11,073
Total share-based compensation expense	$20,957	$17,396	$40,876	$31,185

Stock Options

The following table summarizes stock option activity for the six months ended December 31, 2023 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	1,187	$6.56	2.70	$23,136
Granted	—	—
Exercised	(57)	6.40
Canceled	—	—
Options outstanding at December 31, 2023	1,130	$6.57	2.22	$12,513
Vested and expected to vest at December 31, 2023	1,130	$6.57	2.22	$12,513
Exercisable at December 31, 2023	1,130	$6.57	2.22	$12,513

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the six months ended December 31, 2023 and 2022.

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

The following table summarizes stock award activity for the six months ended December 31, 2023 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2023	8,851	$14.25
Granted	3,553	29.30
Released	(4,114)	12.57
Canceled	(545)	17.51
Non-vested stock awards outstanding at December 31, 2023	7,745	$21.81	$168,918
Stock awards expected to vest at December 31, 2023	7,745	$21.81	$168,918

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the six months ended December 31, 2023 included 0.6 million RSUs including the market condition awards discussed below to the named executive officers and directors.

Market Condition Awards

During the six months ended December 31, 2023 and 2022, the Compensation Committee of the Board granted 0.8 million and 1.0 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. The MSUs granted during the six months ended December 31, 2023 included 0.5 million MSUs subject to total shareholder return (“TSR”) and 0.3 million MSUs subject to certain stock price targets. The MSUs granted during the six months ended December 31, 2022 were subject to TSR.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the six months ended December 31, 2023 was $34.09 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free interest rate of 4.48%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The weighted-average grant-date fair value of the TSR MSUs granted during the six months ended December 31, 2022 was $16.57 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 67%, risk-free interest rate of 3.12%, no expected dividend yield, expected term of three years, and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

The grant date fair value of these stock price target MSUs was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of these stock price target MSUs granted during the six months ended December 31, 2023 was $28.80 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 63%, risk-free interest rate of 4.45%, no expected dividend yield, expected term of three years based on possible future stock prices over the performance period based on the historical stock prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

There were 0.5 million and 0.7 million shares issued under the ESPP during the six months ended December 31, 2023 and 2022, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Six Months Ended
	December 31, 2023	December 31, 2022
Expected term	0.5 years	0.5 years
Risk-free interest rate	5.54%	3.12%
Volatility	42%	60%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the six months ended December 31, 2023 and 2022 was $8.09 and $4.38 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	December 31, 2023	June 30, 2023
Americas	$140,161	$124,375
EMEA	37,335	35,175
APAC	11,313	11,244
Total long-lived assets	$188,809	$170,794

12.
Derivatives and Hedging

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt. The Company may enter into interest rate swap contracts to effectively manage the impact of fluctuations of interest rate changes on its outstanding debt which may have floating interest rate. The Company does not enter into derivative contracts for trading or speculative purposes.

At the inception date of the derivative contract, the Company performs an assessment of these contracts and has designated these contracts as cash flow hedges. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, by performing qualitative and quantitative assessments of whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flow of hedged items. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income (loss). When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. In accordance with ASC 815 Derivatives and Hedging, the Company may prospectively discontinue the hedge accounting for an existing hedge if the applicable criteria are no longer met, the derivative instrument expires, is sold, terminated or exercised or if the Company removes the designation of the respective cash flow hedge. In those circumstances, the net gain or loss remains in “Accumulated other comprehensive loss” and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings, unless the forecasted transaction is no longer probable in which case the net gain or loss is reclassified into earnings immediately.

During the fiscal year ended June 30, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of December 31, 2023, the Company did not have any outstanding interest rate swaps contracts. As of December 31, 2022, the notional amount of these interest rate swaps was $75.0 million, and had maturity dates through April 2023. As of December 31, 2022, these contracts had unrealized gains of $0.8 million, and were recorded in “Accumulated other comprehensive loss” with the associated asset in “Prepaid expenses and other current assets”, in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in “Accumulated other comprehensive loss” related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of December 31, 2023 and 2022, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $15.6 million and $11.1 million, respectively. These contracts have maturities of 40 days or less. During the three months ended December 31, 2023 and 2022, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net gains of $0.4 million and $0.1 million, respectively. During the six months ended December 31, 2023 and 2022 the net gains and losses recorded in the condensed consolidated statement of operations were net gains of $0.3 million and net losses of $0.4 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For the three months ended December 31, 2023 and 2022, the Company recognized total foreign currency losses of $0.7 million and total foreign currency gains of less than $0.1 million, respectively, and for the six months ended December 31, 2023 and 2022, the Company recognized total foreign currency losses of $0.3 million and total foreign currency gains of $0.8 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded $9.2 million and $11.9 million of restructuring and related charges during the three and six months ended December 31, 2023, respectively, which primarily related to the restructuring plans as noted below.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the three months ended December 31, 2023, the Company recorded restructuring charges of approximately $8.8 million related to the Q2 2024 Plan, which primarily consisted of severance and benefits expenses. The Company expects to complete this Plan by the end of fiscal 2024 and expects to incur an additional $4.5 million in charges by the end of fiscal 2024.

During the first quarter of fiscal 2024, the Company initiated a reduction-in-force plan to rebalance the workforce to create greater efficiency and improve execution in alignment with the Company's business and strategic priorities (the “Q1 2024 Plan”). It consisted primarily of workforce reduction to drive productivity in research and development, sales and marketing and provide efficiency across operations and general & administrative functions. During the three and six months ended December 31, 2023, the Company incurred charges of approximately $0.2 million and $2.9 million, respectively related to the Q1 2024 Plan. As of December 31, 2023, the plan is substantially completed.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company is moving engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company's labs. During the three months and six months ended December 31, 2023, the Company incurred restructuring charges of approximately $0.2 million primarily for move costs. The Company expects that the project will take about 9 to 12 months from December 31, 2023 to complete, and expects to incur charges of approximately $10.0 million throughout this period, primarily for asset disposals, contractor costs, severance, relocation, and other non-recurring fees.

The Company recorded $0.5 million and $1.0 million of restructuring and related charges during the three and six months ended December 31, 2022, which primarily included additional facilities expenses related to previously impaired facilities.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of December 31, 2023, the restructuring liability was $6.2 million, which primarily related to the Q2 2024 Plan.

14.
Income Taxes

For the three months ended December 31, 2023 and 2022, the Company recorded an income tax provision of $3.1 million and $2.6 million, respectively. For the six months ended December 31, 2023 and 2022, the Company recorded an income tax provision of $7.6 million and $4.4 million, respectively.

The income tax provisions for the three and six months ended December 31, 2023 and 2022, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In addition, the tax provision for the three and six months ended December 31, 2023, includes US Federal income tax of $0.2 million and $1.6 million, respectively. The interim income tax provisions for the three and six months ended December 31, 2023 and 2022 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.3 million of unrecognized tax benefits as of December 31, 2023. If fully recognized in the future, $0.2 million would impact the effective tax rate and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

The following table presents the calculation of net income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income	$3,988	$17,931	$32,664	$30,516
Weighted-average shares used in per share calculation – basic	128,987	130,465	128,885	130,377
Options to purchase common stock	757	717	836	635
Restricted stock units	1,579	3,164	2,951	2,760
Employee Stock Purchase Plan shares	191	107	114	61
Weighted-average shares used in per share calculation – diluted	131,514	134,453	132,786	133,833

Net income per share – basic and diluted
Net income per share – basic	$0.03	$0.14	$0.25	$0.23
Net income per share – diluted	$0.03	$0.13	$0.25	$0.23

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Restricted stock units	2,336	437	1,623	306
Employee Stock Purchase Plan shares	560	678	445	529
Total shares excluded	2,896	1,115	2,068	835

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the second quarter ended December 31, 2023 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, our Quarterly Report on Form 10-Q for the first quarter ended September 30, 2023, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, currency and regulatory factors; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

Business Overview

The following discussion is based upon our unaudited condensed consolidated financial statements included elsewhere in this Report. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors, including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD-WAN”) infrastructure equipment, software and cloud-based management solutions. The Company’s cloud solution is a single platform that offers unified network management of wireless access points, switches, and SD-WAN. It leverages machine learning, Artificial Intelligence for IT Operations and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments, and uncover actionable insights to save time, lower costs and streamline operations. Extreme is currently managing more than two and a half million devices in the cloud.

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

As the edge of the network continues to expand, our customers are managing more endpoints which comes with a host of challenges. This continued expansion creates issues such as a higher risk of cyberattacks and a need for more bandwidth as a result of an increase in applications running across the network.

Network complexity manifests itself in the form of more endpoints to manage, more applications to monitor, and more services that rely on the network for service delivery and enablement. When performance suffers, and the tug on internal systems and IT staff becomes more intense, technology is often being overworked. Resolving network problems expeditiously and identifying their root cause can improve organizational productivity and result in higher performance of operations.

We believe that the network has never been more vital than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more Software-as-a-Service (“SaaS”) based applications, the cloud is fundamental to managing and maintaining a modern network. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability.

As enterprises continue to migrate increasing numbers of applications and services to either private clouds or public clouds offered by third parties and to adopt new IT delivery models and applications, they are required to make fundamental network alterations and enhancements spanning from device access points (“AP”) to the network core. In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. With automation applications becoming increasingly critical in manufacturing, warehousing, logistics, healthcare and other key industries, we believe these changes will continue to create demand for networking technology to serve as a foundation to run these services.

Service providers are investing in network enhancements with platforms and applications that deliver data insights, provide flexibility, and can quickly respond to new user demands and 5G use cases.

We believe Extreme will continue to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic fabric attach architecture that delivers simplicity for moves and changes at the edge of the network together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching, Wi-Fi, and SD-WAN, agnostic of the existing switching or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership, and more flexibility along with a more resilient network.

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), SD-WAN solutions and management, automation, and elements of the Secure Access Services Edge (“SASE”) market to be over $47 billion, and growing at approximately 12% annually over the next five years. This comprises over $35 billion for networking, infrastructure spanning enterprise and service provider (largely 5G) applications, a $4 billion SD-WAN market, and we also participate in $8 billion of the served addressable market for networking software.

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
•
Provide a differentiated end-to-end cloud architecture. Cloud networking is estimated to be a $8 billion segment of the networking market comprised of cloud managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at 14% annually over the next five years, according to data from the 650 Group. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the Internet of Things (“IoT”) edge to the enterprise data center. Key characteristics of our cloud architecture include:
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

•
Enable a common fabric to simplify and automate the network. Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be turned up faster, with lower likelihood of error. They make the underlying network much easier to design, implement, manage, and troubleshoot.
•
End-to-End Portfolio. Our cloud-driven solutions provide visibility, control, and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points, WLAN controllers, routers, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed and controlled from a single pane of glass on premises or from the cloud.
•
Provide high-quality “in-house” customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs to the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-days-a-year real-time responsive support.
•
Extend switching and routing technology leadership. Our technological leadership is based on innovative switching, routing and wireless products, the depth and focus of our market experience, and our operating systems- the software that runs on all of our networking products. Our products reduce operating expenses for our customers and enable a more flexible and dynamic network environment that will help them meet the upcoming demands of IoT, mobile, and cloud.
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice, and every business must deal with scale, density, and BYOD challenges. Wired and wireless networks are changing as the explosion of mobile and IoT devices increase the demand for high-performance, transparent, and always-on wired to wireless services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the pending migration from Wi-Fi 6 solutions to 6 GHz Wi-Fi (Wi-Fi 6E and Wi-Fi 7), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest 6 GHz indoor and outdoor wireless portfolio, providing intelligence and security for wired/wireless networks by leveraging our cloud architecture, end-to-end fabric services, UZTNA policy enforcement, and AIOps management platform with Explainable ML insights.
•
Offer a superior quality of experience. Our network-powered application analytics provide actionable business insights by capturing and analyzing context-based data about the network and applications to deliver meaningful intelligence about applications, users, locations, and devices. With an easy-to-comprehend dashboard, our applications help businesses turn their network into a strategic business asset that helps executives make faster and more effective decisions.
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
•
Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to both provide increased and enhanced routes to market, and collaboratively develop unique solutions.
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

Results of Operations

During the second quarter of fiscal 2024, we achieved the following results:

•
Net revenues of $296.4 million compared to $318.3 million in the second quarter of fiscal 2023.
•
Product revenues of $186.6 million compared to $223.4 million in the second quarter of fiscal 2023.
•
Subscription and support revenues of $109.8 million compared to $94.9 million in the second quarter of fiscal 2023.
•
Total gross margin of 61.9% of net revenues compared to 57.1% of net revenues in the second quarter of fiscal 2023.
•
Operating income of $10.3 million compared to $23.4 million in the second quarter of fiscal 2023.
•
Net income of $4.0 million compared to $17.9 million in the second quarter of fiscal 2023.

During the first six months of fiscal 2024, we reflected the following results:

•
Cash flows provided by operating activities of $109.9 million compared to $120.3 million in the six months ended December 31, 2022.
•
Cash and cash equivalents of $221.4 million as of December 31, 2023 compared to $234.8 million as of June 30, 2023.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2023	December 31, 2022	$ Change	% Change	December 31, 2023	December 31, 2022	$ Change	% Change
Net revenues:
Product	$186,611	$223,445	$(36,834)	(16.5)%	$440,094	$429,721	$10,373	2.4%
Percentage of net revenues	63.0%	70.2%			67.8%	69.8%
Subscription and support	109,766	94,903	14,863	15.7%	209,420	186,316	23,104	12.4%
Percentage of net revenues	37.0%	29.8%			32.2%	30.2%
Total net revenues	$296,377	$318,348	$(21,971)	(6.9)%	$649,514	$616,037	$33,477	5.4%

Product revenue is generated primarily from sales of our networking equipment. Subscription and support revenue is derived primarily from sales of our subscription and support offerings which includes SaaS offerings, maintenance contracts, professional services and training for its products. Prior to fiscal 2024, subscription and support revenue was referred to as “service and subscription revenue,” however, the composition of subscription and support revenue has not been modified.

Product revenues decreased $36.8 million or 16.5% for the three months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The decrease in product revenues was primarily driven by lower bookings and shipments as well as elongated sales cycles in the channel caused by current macroeconomic conditions. Product revenues increased $10.4 million or 2.4% for the six months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in product revenues was primarily due to strong demand for our products and higher shipments of prior period backlog resulting from the easing of supply chain constraints in the first quarter of fiscal 2024.

Subscription and support revenues increased $14.9 million or 15.7% for the three months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. Subscription and support revenues increased $23.1 million or 12.4% for the six months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increases in subscription and support revenues were primarily due to the continued growth in our subscription business.

The following table presents the product and subscription and support gross profit and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2023	December 31, 2022	$ Change	% Change	December 31, 2023	December 31, 2022	$ Change	% Change
Gross profit:
Product	$105,118	$119,858	$(14,740)	(12.3)%	$250,065	$226,371	$23,694	10.5%
Percentage of product revenues	56.3%	53.6%			56.8%	52.7%
Subscription and support	78,252	61,797	16,455	26.6%	146,241	121,992	24,249	19.9%
Percentage of subscription and support revenues	71.3%	65.1%			69.8%	65.5%
Total gross profit	$183,370	$181,655	$1,715	0.9%	$396,306	$348,363	$47,943	13.8%
Percentage of net revenues	61.9%	57.1%			61.0%	56.5%

Product gross profit decreased $14.7 million or 12.3% for the three months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The decrease in product gross profit was primarily driven by lower product revenues, partially offset by lower intangible asset amortization due to certain intangible assets being fully amortized and favorable purchase price variance and lower distribution costs due to easing of supply chain constraints.

Product gross profit increased $23.7 million or 10.5% for the six months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in product gross profit was primarily due to higher product revenues along with lower amortization of intangible assets due to certain intangible assets being fully amortized, favorable purchase price variance and distribution costs due to easing of supply chain constraints and lower warranty reserve partially offset by higher reserves for excess and obsolete inventory.

Subscription and support gross profit increased $16.5 million or 26.6% for the three months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. Subscription and support gross profit increased $24.2 million or 19.9% for the six months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increases in subscription and support gross profits were primarily due to increased subscription and support revenues as well as lower personnel costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2023	December 31, 2022	$ Change	% Change	December 31, 2023	December 31, 2022	$ Change	% Change
Research and development	$52,833	$52,618	$215	0.4%	$110,849	$103,607	$7,242	7.0%
Sales and marketing	85,154	80,538	4,616	5.7%	177,074	158,920	18,154	11.4%
General and administrative	25,384	24,085	1,299	5.4%	49,257	42,632	6,625	15.5%
Acquisition and integration costs	—	—	—	—	—	390	(390)	(100.0)%
Restructuring and related charges	9,174	476	8,698	1,827.3%	11,891	957	10,934	1,142.5%
Amortization of intangible assets	509	504	5	1.0%	1,020	1,027	(7)	(0.7)%
Total operating expenses	$173,054	$158,221	$14,833	9.4%	$350,091	$307,533	$42,558	13.8%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $0.2 million or 0.4% for the three months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in research and development expenses was primarily due to a $2.3 million increase in contractor costs, partially offset by a $1.0 million decrease in personnel costs, a $0.4 million decrease in information technology and facility related expenses, a $0.3 million decrease in equipment related costs, and a $0.4 million decrease in engineering project costs and other costs.

Research and development expenses increased by $7.2 million or 7.0% for the six months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in research and development expenses was primarily due to a $4.3 million increase in personnel related costs due to higher salaries and benefits costs due to increased headcount during the prior periods and higher share-based compensation, a $4.0 million increase in contractor costs, partially offset by a $0.8 million decrease in engineering project costs and a $0.3 million decrease in information technology and facility related expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $4.6 million or 5.7% for the three months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in sales and marketing expenses was primarily due to a $3.0 million increase in sales promotions and marketing related expenses, a $1.3 million increase in personnel costs due to higher salaries and benefits costs, and a $0.2 million increase in travel expenses.

Sales and marketing expenses increased by $18.2 million or 11.4% for the six months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in sales and marketing expenses was primarily due to a $11.7 million increase in personnel costs due to higher salaries and benefits costs due to increased headcount during the prior periods and higher share-based compensation, a $5.5 million increase in sales promotions and marketing related expenses, a $0.5 million increase in professional fees, a $0.3 million in equipment related costs, and a $0.2 million increase in information technology and facility related expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $1.3 million or 5.4% for the three months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in general and administrative expenses was primarily due to a $1.0 million increase in professional fees and a $0.3 million increase in software licensing and maintenance costs.

General and administrative expenses increased by $6.6 million or 15.5% for the six months ended December 31, 2023 as compared to the corresponding period in fiscal 2023. The increase in general and administrative expenses was primarily due to a $2.8 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $3.6 million increase in professional fees including increase in legal costs related to litigations and preliminary costs associated with transition of our business systems and a $0.2 million increase in other costs.

Acquisition and Integration Costs

During the three months ended December 31, 2023 and 2022, we did not incur any acquisition and integration costs.

During the six months ended December 31, 2023, we did not incur any acquisition and integration costs. During the six months ended December 31, 2022, we incurred acquisition and integration costs of $0.4 million, which primarily consisted of professional fees and certain compensation charges related to the acquisition of Ipanema Tech SAS.

Restructuring and Related Charges

For the three and six months ended December 31, 2023, we recorded restructuring and related charges of $9.2 million and $11.9 million, which primarily consisted of severance and benefits costs associated with the reduction-in-force actions related to the “Q1 2024 Plan” and the “Q2 2024 plan,” each as described in Note 13, Restructuring and Related Charges, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three and six months ended December 31, 2022, we recorded restructuring charges of $0.5 million and $1.0 million, respectively, which primarily consisted of facility-related charges related to our previously impaired facilities.

Amortization of Intangible Assets

During the three months ended December 31, 2023 and 2022, we recorded $0.5 million of operating expenses for each period related to the amortization of intangible assets.

During the six months ended December 31, 2023 and 2022, we recorded $1.0 million of operating expenses for each period related to the amortization of intangible assets.

Interest Income

During the three months ended December 31, 2023 and 2022, we recorded $1.4 million and $0.9 million, respectively, in interest income. The increase in interest income is primarily due to higher interest earned on our cash balance due to rising interest rates.

During the six months ended December 31, 2023 and 2022, we recorded $2.7 million and $1.3 million, respectively, in interest income. The increase in interest income is primarily due to higher interest earned on our cash balance due to rising interest rates.

Interest Expense

During the three months ended December 31, 2023 and 2022, we recorded $4.3 million and $3.9 million, respectively, in interest expense. The increase in interest expense was primarily due to higher average rates under the new 2023 Credit Agreement.

During the six months ended December 31, 2023 and 2022, we recorded $8.6 million and $7.7 million, respectively, in interest expense. The increase in interest expense was primarily due to higher average rates under the new 2023 Credit Agreement.

Other Income (Expense), Net

During the three months ended December 31, 2023 and 2022, we recorded other expense, net of $0.4 million and other income, net of $0.1 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2023 and 2022, we recorded other income, net of less than $0.1 million and $0.5 million, respectively. The other income, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2023 and 2022, we recorded income tax provision of $3.1 million and $2.6 million, respectively.

For the six months ended December 31, 2023 and 2022, we recorded income tax provision of $7.6 million and $4.4 million, respectively.

The income tax provisions for the three and six months ended December 31, 2023 and 2022 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System. In addition, the income tax provision for the three and six months ended December 31, 2023 includes U.S. federal income tax of $0.2 million and $1.6 million, respectively.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report are prepared in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under SEC rules and regulations. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	December 31, 2023	June 30, 2023
Cash and cash equivalents	$221,403	$234,826

As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $221.4 million, accounts receivable, net of $112.0 million, and available borrowings under our five-year 2023 Revolving Facility of $135.5 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest and share repurchases. We believe that our $221.4 million of cash and cash equivalents at December 31, 2023, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On May 18, 2022, our Board of Directors (the “Board”) authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate us to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended December 31, 2023, the Company repurchased 1,485,005 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $16.81 per share. During the six months ended December 31, 2023, the Company repurchased a total of 2,365,220 shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. As of December 31, 2023, we had $50.3 million available under our share repurchase program.

On August 9, 2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among Extreme, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. On June 22, 2023, we entered into the Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) by and among Extreme, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as an administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “Term Facility”), ii) a $150.0 million five-year revolving credit facility (the “ 2023 Revolving Facility”) and iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million plus an unlimited amount that is subject to pro forma compliance with a specified Consolidated Leverage Ratio tests. We may use proceeds of the loans for working capital and general corporate purposes. On June 22, 2023, we borrowed $25.0 million against the 2023 Revolving Facility, which was subsequently paid off on July 7, 2023.

At our election, the initial term loan (the “Initial Term Loan”) under the 2023 Credit Agreement may be made as either a base rate loan or a Secured Overnight Financing Data Rate loan (“SOFR loan”). The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s Consolidated Leverage Ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum. We also agreed to pay other closing fees, arrangement fees, and administration fees.

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

During the three and six months ended December 31, 2023, we were in compliance with all the original terms and financial covenants under the 2023 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$109,865	$120,337
Net cash used in investing activities	(9,955)	(6,271)
Net cash used in financing activities	(113,242)	(105,611)
Foreign currency effect on cash and cash equivalents	(91)	(456)
Net increase (decrease) in cash and cash equivalents	$(13,423)	$7,999

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2023 were $109.9 million, including our net income of $32.7 million and non-cash expenses of $57.4 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest. Other sources of cash for the period included a decrease in accounts receivable, and increases in deferred revenue and other current and long-term liabilities. This was partially offset by increases in inventories and prepaid expenses and other assets as well as decreases in accounts payable and accrued compensation and benefits.

Cash flows provided by operations in the six months ended December 31, 2022 were $120.3 million, including our net income of $30.5 million and non-cash expenses of $50.3 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included a decrease in accounts receivable and increases in accounts payable, accrued compensation and deferred revenue. This was partially offset by increases in inventories, prepaid expenses and other current assets, and decreases in operating lease liabilities and other current and long-term liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2023 were $10.0 million for the purchases of property and equipment.

Cash flows used in investing activities in the six months ended December 31, 2022 were $6.3 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2023 were $113.2 million primarily due to payment of $33.4 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan ("ESPP") and exercise of stock options, share repurchase of $49.9 million under our share repurchase program, a $25.0 million payment against our revolving facility, and debt repayment of $5.0 million.

Cash flows used in financing activities in the six months ended December 31, 2022 were $105.6 million primarily due to debt repayments of $46.6 million, $2.0 million for deferred payments on acquisitions, share repurchase of $49.8 million under our share repurchase program, and $7.2 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents decreased in the six months ended December 31, 2023, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of December 31, 2023, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our 2023 Credit Agreement. As of December 31, 2023, we had $195.0 million of debt outstanding which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of December 31, 2023, we had non-cancelable commitments to purchase $92.1 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of December 31, 2023, we had contractual commitments of $30.2 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of December 31, 2023, the value of our obligations under operating leases was $65.7 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of December 31, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2023 Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At December 31, 2023, we had $195.0 million of debt outstanding, all of which was from the 2023 Credit Agreement. During the quarter ended December 31, 2023, the average daily outstanding amount was $197.4 million, with a high of $197.5 million and a low of $195.0 million.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2023, on the outstanding borrowings under the 2023 Credit Agreement as of December 31, 2023, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of December 31, 2023	100 bps	50 bps
Debt	$(1,974)	$(987)	$197,418	$1,974	$987

* The underlying interest rate was 7.46% as of December 31, 2023.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of December 31, 2023 and 2022 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $15.6 million and $11.1 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in “other income (expense), net”.

Foreign currency transaction gains and losses from operations were losses of $0.7 million and gains of less than $0.1 million for the three months ended December 31, 2023 and 2022, respectively. Foreign currency transaction gains and losses from operations were losses of $0.3 million and gains of $0.8 million for the six months ended December 31, 2023 and 2022, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2023 and our Quarterly Report on Form 10-Q for the three months period ended September 30, 2023, except for the following risk factors which supplements the risk factors disclosed in the reports referenced above.

Military actions and other geopolitical tensions could adversely affect our business, financial condition and results of operations.

In recent years, various military actions such as the February 2022 Russian military action in Ukraine or the October 2023 Israel-Hamas military action have occurred. Although the length, impact, and outcome of such conflicts are highly unpredictable, these conflicts and others that could arise could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increases in cyberattacks and espionage.

In addition, such military actions could lead to, and have led to, expansion of sanction programs and export control restrictions imposed by the United States and other countries whose sanctions or export control programs could impact the Company's operations. These government measures could and do include export controls restricting certain exports, re-exports, transfers or releases of commodities, software, and technology to certain countries, and sanctions targeting certain officials, individuals, entities, regions, and industries in those countries, including the financial, defense, and energy sectors. Such sanctions and other measures, as well as the existing and potential further responses from military actors or allies to such sanctions, tensions, and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition, and results of operations.

Furthermore, more recently, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, increased transportation and component costs, and increased costs for expedited shipments. These potential supply chain disruptions may result in delayed deliveries of several key components used in the manufacturing of our products.

We regularly assess the impact of the geopolitical climate on our business, including our business partners and customers. The extent and duration of military actions, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

If we do not adequately manage and evolve our financial reporting and managerial systems and processes, our ability to manage and grow our business may be harmed.

Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We need to continue improving our existing, and implement new, operational and financial systems, procedures and controls, as well as ensure that any businesses acquired are appropriately integrated. Disruptions to our existing systems, procedures, or controls or any delay or disruption in the implementation of or the transition to new or enhanced systems, procedures, or controls, or any delay or disruption in the integration of acquired businesses, could have a significant impact on our business. Failure to properly or adequately address such issues could harm our ability to manage our business, meet our obligations to our customers, accurately forecast sales demand, manage our supply chain, record and report financial and management information on a timely and accurate basis, or forecast future results, which could result in a material adverse effect on our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended December 31, 2023.

The following table provides stock repurchase activity during the three months ended December 31, 2023 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(2)	Plans or Programs	(1)
Beginning amount available to repurchase				$75,242
October 1, 2023 - October 31, 2023	—	$—	—	75,242
November 1, 2023 - November 30, 2023	1,485	16.81	1,485	50,285
December 1, 2023 - December 31, 2023	—	—	—	50,285
Total	1,485	$16.81	1,485
Remaining amount available to repurchase				$50,285
(1)
On May 18, 2022, we announced that our Board had authorized management to repurchase up to $200.0 million of its common stock over a three-year period commencing on July 1, 2022. Refer to Note 9, Stockholders’ Equity, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report for further information regarding the Company’s share repurchase program.
(2)
The aggregate price and the average price per share does not include the effect of the excise tax under the provision of the Inflation Reduction Act.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

On November 6, 2023, Ingrid J. Burton, a member of the Company's board of directors, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and originally adopted on August 30, 2023 for the sale of up to 5,000 shares of the Company’s common stock until August 30, 2024.

On December 8, 2023, Joe Vitalone, the Company’s former Chief Revenue Officer terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and originally adopted on May 26, 2023 for the sale of up to 70,402 shares of the Company's common stock until July 31, 2024.

Item 6. Exhibits

(a)
Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	11/9/2023	3.1

3.3	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/9/2023	3.1

10.1	Fourth Amendment to Lease Agreement by and between OSK XIV REO, LLC and Extreme Networks, Inc. dated November 30, 2023.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) February 1, 2024