Form 10-Q
period 2024-03-31
EXTREME NETWORKS INC
filed 2024-05-02
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, the registrant had 129,947,600 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2024

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$151,007	$234,826
Accounts receivable, net	94,438	182,045
Inventories	185,357	89,024
Prepaid expenses and other current assets	75,182	70,263
Total current assets	505,984	576,158
Property and equipment, net	47,254	46,448
Operating lease right-of-use assets, net	44,236	34,739
Intangible assets, net	11,789	16,063
Goodwill	394,177	394,755
Other assets	82,028	73,544
Total assets	$1,085,468	$1,141,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net of unamortized debt issuance costs of $674 and $674, respectively	$9,326	$34,326
Accounts payable	81,483	99,724
Accrued compensation and benefits	44,053	71,367
Accrued warranty	11,067	12,322
Current portion of operating lease liabilities	9,989	10,847
Current portion of deferred revenue	299,580	282,475
Other accrued liabilities	72,804	64,440
Total current liabilities	528,302	575,501
Deferred revenue, less current portion	258,731	219,024
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,903 and $2,409, respectively	180,597	187,591
Operating lease liabilities, less current portion	42,248	31,845
Deferred income taxes	7,476	7,747
Other long-term liabilities	3,152	3,247
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 148,105 and 143,629 shares issued, respectively; 129,886 and 127,775 shares outstanding, respectively	148	144
Additional paid-in-capital	1,204,885	1,173,744
Accumulated other comprehensive loss	(14,511)	(13,192)
Accumulated deficit	(887,759)	(855,998)
Treasury stock at cost, 18,219 and 15,854 shares, respectively	(237,801)	(187,946)
Total stockholders’ equity	64,962	116,752
Total liabilities and stockholders’ equity	$1,085,468	$1,141,707

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net revenues:
Product	$106,442	$241,058	$546,536	$670,779
Subscription and support	104,594	91,449	314,014	277,765
Total net revenues	211,036	332,507	860,550	948,544
Cost of revenues:
Product	60,837	108,915	250,866	312,265
Subscription and support	30,298	31,654	93,477	95,978
Total cost of revenues	91,135	140,569	344,343	408,243
Gross profit:
Product	45,605	132,143	295,670	358,514
Subscription and support	74,296	59,795	220,537	181,787
Total gross profit	119,901	191,938	516,207	540,301
Operating expenses:
Research and development	54,517	54,837	165,366	158,444
Sales and marketing	87,708	83,962	264,782	242,882
General and administrative	25,213	21,683	74,470	64,315
Acquisition and integration costs	—	—	—	390
Restructuring and related charges	14,421	1,363	26,312	2,320
Amortization of intangible assets	511	510	1,531	1,537
Total operating expenses	182,370	162,355	532,461	469,888
Operating income (loss)	(62,469)	29,583	(16,254)	70,413
Interest income	1,239	774	3,895	2,055
Interest expense	(4,179)	(3,946)	(12,766)	(11,656)
Other income (expense), net	361	(367)	373	142
Income (loss) before income taxes	(65,048)	26,044	(24,752)	60,954
Provision for (benefit from) income taxes	(623)	3,913	7,009	8,307
Net income (loss)	$(64,425)	$22,131	$(31,761)	$52,647

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$(0.50)	$0.17	$(0.25)	$0.41
Net income (loss) per share – diluted	$(0.50)	$0.17	$(0.25)	$0.39

Shares used in per share calculation – basic	129,299	128,816	129,021	129,864
Shares used in per share calculation – diluted	129,299	133,025	129,021	133,716

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income (loss)	$(64,425)	$22,131	$(31,761)	$52,647
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	—	16	—	344
Reclassification adjustment related to interest rate swaps	—	(732)	—	(1,567)
Change in unrealized gains and losses on foreign currency forward contracts	—	(315)	—	44
Net change from derivatives designated as hedging instruments	—	(1,031)	—	(1,179)
Net change in foreign currency translation adjustments	(2,453)	1,655	(1,319)	(8,688)
Other comprehensive income (loss):	(2,453)	624	(1,319)	(9,867)
Total comprehensive income (loss)	$(66,878)	$22,755	$(33,080)	$42,780

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at December 31, 2022	142,137	$142	$1,139,416	$(13,546)	(13,057)	$(137,889)	$(903,556)	$84,567
Net income	—	—	—	—	—	—	22,131	22,131
Other comprehensive income	—	—	—	624	—	—	—	624
Issuance of common stock from equity incentive plans, net of tax withholdings	1,159	1	5,497	—	—	—	—	5,498
Repurchase of stock	—	—	—	—	(1,351)	(25,004)	—	(25,004)
Share-based compensation	—	—	15,376	—	—	—	—	15,376
Balance at March 31, 2023	143,296	$143	$1,160,289	$(12,922)	(14,408)	$(162,893)	$(881,425)	$103,192

Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	52,647	52,647
Other comprehensive loss	—	—	—	(9,867)	—	—	—	(9,867)
Issuance of common stock from equity incentive plans, net of tax withholdings	3,554	3	(1,688)	—	—	—	—	(1,685)
Repurchase of stock	—	—	—	—	(3,929)	(74,807)	—	(74,807)
Share-based compensation	—	—	46,561	—	—	—	—	46,561
Balance at March 31, 2023	143,296	$143	$1,160,289	$(12,922)	(14,408)	$(162,893)	$(881,425)	$103,192

Balance at December 31, 2023	146,843	$147	$1,181,230	$(12,058)	(18,219)	$(237,801)	$(823,334)	$108,184
Net loss	—	—	—	—	—	—	(64,425)	(64,425)
Other comprehensive loss	—	—	—	(2,453)	—	—	—	(2,453)
Issuance of common stock from equity incentive plans, net of tax withholdings	1,262	1	5,822	—	—	—	—	5,823
Share-based compensation	—	—	17,833	—	—	—	—	17,833
Balance at March 31, 2024	148,105	$148	$1,204,885	$(14,511)	(18,219)	$(237,801)	$(887,759)	$64,962

Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net loss	—	—	—	—	—	—	(31,761)	(31,761)
Other comprehensive loss	—	—	—	(1,319)	—	—	—	(1,319)
Issuance of common stock from equity incentive plans, net of tax withholdings	4,476	4	(27,568)	—	—	—	—	(27,564)
Repurchase of stock	—	—	—	—	(2,365)	(49,855)	—	(49,855)
Share-based compensation	—	—	58,709	—	—	—	—	58,709
Balance at March 31, 2024	148,105	$148	$1,204,885	$(14,511)	(18,219)	$(237,801)	$(887,759)	$64,962

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$(31,761)	$52,647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,821	15,014
Amortization of intangible assets	4,192	11,415
Reduction in carrying amount of right-of-use asset	8,834	9,274
Provision for credit losses	1,770	245
Share-based compensation	58,709	46,561
Deferred income taxes	(153)	338
Non-cash interest expense	795	756
Other	(3,225)	(6,148)
Changes in operating assets and liabilities:
Accounts receivable, net	85,837	25,216
Inventories	(97,589)	(21,989)
Prepaid expenses and other assets	(13,855)	2,226
Accounts payable	(17,340)	12,570
Accrued compensation and benefits	(27,252)	(6,158)
Operating lease liabilities	(8,780)	(11,172)
Deferred revenue	59,301	46,502
Other current and long-term liabilities	6,693	(8,778)
Net cash provided by operating activities	39,997	168,519
Cash flows from investing activities:
Capital expenditures	(13,632)	(8,634)
Net cash used in investing activities	(13,632)	(8,634)
Cash flows from financing activities:
Payments on revolving facility	(25,000)	—
Payments on debt obligations	(7,500)	(71,625)
Repurchase of common stock	(49,855)	(74,807)
Payments for tax withholdings, net of proceeds from issuance of common stock	(27,564)	(1,685)
Deferred payments on an acquisition	—	(3,000)
Net cash used in financing activities	(109,919)	(151,117)
Foreign currency effect on cash and cash equivalents	(265)	(294)
Net increase (decrease) in cash and cash equivalents	(83,819)	8,474

Cash and cash equivalents at beginning of period	234,826	194,522
Cash and cash equivalents at end of period	$151,007	$202,996

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2024. The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for fiscal 2024 or any future periods.

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

3.
Revenues

The Company accounts for revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, SaaS and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock the Company's products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users. Products and subscription and support may be sold separately or in bundled packages.

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

On March 31, 2024, the Company had $558.3 million of remaining performance obligations, which primarily comprised deferred maintenance and deferred SaaS revenues. The Company expects to recognize approximately 18% of its deferred revenue as revenue in the remainder of fiscal 2024, an additional 42% in fiscal 2025, and 40% of the balance thereafter.

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

Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each period was $95.9 million and $81.0 million, respectively. Revenue recognized for the nine months ended March 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each period was $230.8 million and $193.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $22.7 million and $20.0 million at March 31, 2024 and June 30, 2023, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three and a half years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended March 31, 2024 and 2023 was $2.8 million and $2.3 million, respectively. Amortization recognized during the nine months ended March 31, 2024 and 2023 was $8.0 million and $6.7 million, respectively.

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

Revenues by Category

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s net revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Three Months Ended
	March 31, 2024			March 31, 2023
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$52,543	$71,539	$124,082	$74,743	$64,337	$139,080
Other	5,934	4,357	10,291	14,079	4,523	18,602
Total Americas	58,477	75,896	134,373	88,822	68,860	157,682
EMEA	18,313	40,722	59,035	111,664	40,326	151,990
APAC*	(1,464)	19,092	17,628	5,186	17,649	22,835
Total net revenues	$75,326	$135,710	$211,036	$205,672	$126,835	$332,507

	Nine Months Ended
	March 31, 2024			March 31, 2023
	Distributor	Direct	Total	Distributor	Direct	Total
Americas:
United States	$251,694	$204,689	$456,383	$245,852	$203,991	$449,843
Other	16,709	19,565	36,274	14,080	4,523	18,603
Total Americas	268,403	224,254	492,657	259,932	208,514	468,446
EMEA	184,706	128,537	313,243	285,066	120,482	405,548
APAC	7,510	47,140	54,650	14,627	59,923	74,550
Total net revenues	$460,619	$399,931	$860,550	$559,625	$388,919	$948,544

*The distributor revenue in the APAC region for the three months ended March 31, 2024 reflects a higher level of customer rebates for the distributors, resulting from higher sell-through to end users than the Company's product sales into these distributors.

For the nine months ended March 31, 2024, the Company generated approximately 10% of its net revenues from the Netherlands. For the three and nine months ended March 31, 2023, the Company generated 17% and 12% of its net revenues from the Netherlands, respectively. No other foreign country accounted for 10% or more of its net revenues for the three and nine months ended March 31, 2024 and 2023.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
TD Synnex Corporation	22%	19%	21%	19%
Westcon Group, Inc.	13%	25%	17%	20%
Jenne, Inc.	12%	15%	22%	14%
ScanSource, Inc.	11%	*	*	*
* Less than 10% of revenue

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	March 31, 2024	June 30, 2023
Jenne, Inc.	38%	39%
TD Synnex Corporation	*	10%
ScanSource, Inc.	*	10%
* Less than 10% of accounts receivable

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	March 31, 2024	June 30, 2023
Cash	$143,421	$227,675
Cash equivalents	7,586	7,151
Total cash and cash equivalents	$151,007	$234,826

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

The following table summarizes the Company's inventory by category (in thousands):

	March 31, 2024	June 30, 2023
Finished goods	$158,228	$78,180
Raw materials	27,129	10,844
Total inventories	$185,357	$89,024

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	March 31, 2024	June 30, 2023
Computers and equipment	$75,413	$81,612
Purchased software	55,853	51,444
Office equipment, furniture and fixtures	8,796	8,899
Leasehold improvements	48,301	48,943
Total property and equipment	188,363	190,898
Less: accumulated depreciation and amortization	(141,109)	(144,450)
Property and equipment, net	$47,254	$46,448

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Balance at beginning of period	$11,397	$11,820	$12,322	$10,852
New warranties issued	3,312	4,161	9,763	11,976
Warranty expenditures	(3,642)	(3,679)	(11,018)	(10,526)
Balance at end of period	$11,067	$12,302	$11,067	$12,302

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and June 30, 2023 (in thousands):

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$7,586	$—	$7,586
Total assets measured at fair value	$—	$7,586	$—	$7,586
Liabilities
Foreign currency derivatives	$—	$80	$—	$80
Total liabilities measured at fair value	$—	$80	$—	$80

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$7,151	$—	$7,151
Foreign currency derivatives	—	31	—	31
Total assets measured at fair value	$—	$7,182	$—	$7,182

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

As of March 31, 2024 and June 30, 2023, the Company had investment in certificates of deposit of $7.6 million and $7.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of March 31, 2024 and June 30, 2023, their fair value approximated their amortized cost.

As of March 31, 2024 and June 30, 2023, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $15.5 million and $3.4 million, respectively. These contracts currently have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income, net in the condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, there were net losses of $0.3 million and net gains of $0.1 million, respectively. For the nine months ended March 31, 2024 and 2023, there were net losses of less than $0.1 million and $0.3 million, respectively. As of March 31, 2024 and June 30, 2023, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2023 Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2023 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $192.5 million and $225.0 million as of March 31, 2024 and June 30, 2023, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of March 31, 2024 and June 30, 2023, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, and Level 3 during the three and nine months ended March 31, 2024 and 2023. There were no impairments recorded for the three and nine months ended March 31, 2024 and 2023.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2024
Developed technology	3.4 years	$169,347	$162,163	$7,184
Customer relationships	2.2 years	64,683	60,274	4,409
Trade names	0.0 years	10,700	10,700	—
License agreements	2.8 years	2,445	2,249	196
Total intangible assets, net*		$247,175	$235,386	$11,789
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2023
Developed technology	4.1 years	$169,460	$159,592	$9,868
Customer relationships	3.4 years	64,839	58,894	5,945
Trade names	0.0 years	10,700	10,700	—
License agreements	3.4 years	2,445	2,195	250
Total intangible assets, net*		$247,444	$231,381	$16,063
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Amortization of intangible assets in “Total cost of revenues”	$616	$3,052	$2,661	$9,878
Amortization of intangible assets in “Total operating expenses”	511	510	1,531	1,537
Total amortization expense	$1,127	$3,562	$4,192	$11,415

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2024 (the remainder of fiscal 2024)	$1,119
2025	4,477
2026	3,211
2027	1,439
2028	1,277
Thereafter	266
Total	$11,789

Goodwill

The Company had Goodwill in the amount of $394.2 million and $394.8 million as of March 31, 2024 and June 30, 2023, respectively. The change in goodwill during the nine months ended March 31, 2024 is due to foreign currency translation adjustments that are recorded as a component of accumulated other comprehensive loss.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2024	June 30, 2023
Current portion of long-term debt:
Term Loan	$10,000	$10,000
Revolving Facility	—	25,000
Less: unamortized debt issuance costs	(674)	(674)
Current portion of long-term debt	$9,326	$34,326

Long-term debt, less current portion:
Term Loan	$182,500	$190,000
Less: unamortized debt issuance costs	(1,903)	(2,409)
Total long-term debt, less current portion	180,597	187,591
Total debt	$189,923	$221,917

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

The 2023 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2023 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2023 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance. During the nine months ended March 31, 2024, the Company was in compliance with all the terms and financial covenants of the 2023 Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations were $0.3 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively, and were $0.8 million and $2.2 million for the nine months ended March 31, 2024 and 2023, respectively. The interest rate as of March 31, 2024 was 7.44% and as of March 31, 2023 was 5.97%.

As of March 31, 2024, the Company did not have any outstanding balance against its 2023 Revolving Facility. The Company had $135.5 million of availability under the 2023 Revolving Facility as of March 31, 2024. During the three and nine months ended March 31, 2024 the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the 2023 Credit Agreement. During the nine months ended March 31, 2023, the Company made an additional payment of $45.5 million, against its term loan facility under the 2019 Credit Agreement.

The Company had $14.5 million of outstanding letters of credit as of March 31, 2024.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2024, the Company had commitments to purchase $51.5 million of inventory.

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

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software. SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company filed a motion to transfer the case to the Northern District of California. The motion to dismiss was denied in part and denied without prejudice in part. On March 2, 2023, SNMP filed an amended complaint adding claims against Extreme on additional products for copyright infringement, breach of contract, and fraud. On March 16, 2023, the Company filed a motion to dismiss, challenging multiple claims from the amended complaint, which was denied on January 30, 2024. On March 20, 2023, the Company filed a motion to refer questions to the U.S. Copyright Office on the invalidity of SNMP’s copyrights, which was denied on March 18, 2024. The trial date has been set for October 2024.

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

During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock. During the nine months ended March 31, 2024, the Company repurchased a total of 2,365,220 shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. During the three months ended March 31, 2023, the Company repurchased a total of 1,350,568 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $18.51 per share. During the nine months ended March 31, 2023, the Company repurchased a total of 3,928,743 shares of its common stock on the open market at a total cost of $74.8 million with an average price of $19.04 per share. As of March 31, 2024, approximately $50.3 million remains available for share repurchases under the 2022 Repurchase Program.

As a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The Company expects that the impact of the excise tax on net corporate stock repurchases will not be material for fiscal 2024.

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	March 31, 2024	June 30, 2023
2013 Equity Incentive Plan shares available for grant	12,973	9,995
Employee stock options and awards outstanding	8,291	10,038
2014 Employee Stock Purchase Plan	7,130	8,467
Total shares reserved for issuance	28,394	28,500

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Cost of product revenues	$405	$492	$1,352	$1,365
Cost of subscription and support revenues	679	930	2,294	2,568
Research and development	4,226	3,883	13,038	10,935
Sales and marketing	5,683	5,777	20,206	16,326
General and administrative	6,840	4,294	21,819	15,367
Total share-based compensation expense	$17,833	$15,376	$58,709	$46,561

Stock Options

The following table summarizes stock option activity for the nine months ended March 31, 2024 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	1,187	$6.56	2.70	$23,136
Granted	—	—
Exercised	(114)	6.40
Canceled	—	—
Options outstanding at March 31, 2024	1,073	$6.58	2.00	$5,326
Vested and expected to vest at March 31, 2024	1,073	$6.58	2.00	$5,326
Exercisable at March 31, 2024	1,073	$6.58	2.00	$5,326

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three and nine months ended March 31, 2024 and 2023.

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

The following table summarizes stock award activity for the nine months ended March 31, 2024 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2023	8,851	$14.25
Granted	3,939	27.78
Released	(4,735)	12.65
Canceled	(837)	19.54
Non-vested stock awards outstanding at March 31, 2024	7,218	$22.07	$159,301
Stock awards expected to vest at March 31, 2024	7,218	$22.07	$159,301

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the nine months ended March 31, 2024 included 0.6 million RSUs including the market condition awards discussed below to the named executive officers and directors.

Market Condition Awards

During the nine months ended March 31, 2024 and 2023, the Compensation Committee of the Board granted 0.8 million and 1.0 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executive officers. The MSUs granted during the nine months ended March 31, 2024 included 0.5 million MSUs subject to total shareholder return (“TSR”) and 0.3 million MSUs subject to certain stock price targets. The MSUs granted during the nine months ended March 31, 2023 were subject to TSR.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the nine months ended March 31, 2024 was $32.66 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free interest rate of 4.43%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The weighted-average grant-date fair value of the TSR MSUs granted during the nine months ended March 31, 2023 was $16.57 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 67%, risk-free interest rate of 3.12%, no expected dividend yield, expected term of three years, and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

The grant date fair value of these stock price target MSUs was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of these stock price target MSUs granted during the nine months ended March 31, 2024 was $28.80 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 63%, risk-free interest rate of 4.45%, no expected dividend yield, expected term of three years based on possible future stock prices over the performance period based on the historical stock prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

There were 0.8 million shares issued under the ESPP during each of the three months ended March 31, 2024 and 2023. There were 1.3 million and 1.5 million shares issued under the ESPP during the nine months ended March 31, 2024 and 2023, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	5.31%	4.98%	5.42%	3.84%
Volatility	52%	49%	47%	55%
Dividend yield	—%	—%	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended March 31, 2024 and 2023 was $3.68 and $5.63 per share, respectively. The weighted-average grant-date fair value of shares under the ESPP during the nine months ended March 31, 2024 and 2023 was $5.73 and $4.87 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customer’s billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	March 31, 2024	June 30, 2023
Americas	$139,483	$124,375
EMEA	35,286	35,175
APAC	10,538	11,244
Total long-lived assets	$185,307	$170,794

12.
Derivatives and Hedging

Interest Rate Swaps

The Company is exposed to interest rate risk on its debt. The Company may enter into interest rate swap contracts to effectively manage the impact of fluctuations of interest rate changes on its outstanding debt which may have a floating interest rate. The Company does not enter into derivative contracts for trading or speculative purposes.

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

During the fiscal year ended June 30, 2020, the Company entered into multiple interest rate swap contracts, designated as cash flow hedges, to hedge the variability of cash flows in interest payments associated with the Company’s various tranches of floating-rate debt. As of March 31, 2024, the Company did not have any outstanding interest rate swaps contracts. As of March 31, 2023, the notional amount of these interest rate swaps was $75.0 million and had maturity dates through April 2023. As of March 31, 2023, these contracts had unrealized gains of $0.1 million, and were recorded in “Accumulated other comprehensive loss” with the associated asset in “Prepaid expenses and other current assets”, in the condensed consolidated balance sheets. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows. Realized gains and losses are recognized as they accrue in interest expense. Amounts reported in “Accumulated other comprehensive loss” related to these cash flow hedges are reclassified to interest expense over the life of the swap contracts.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of March 31, 2024 and 2023, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $15.5 million and $11.2 million, respectively. These contracts have maturities of 40 days or less. During the three months ended March 31, 2024 and 2023, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net losses of $0.3 million and net gains of $0.1 million, respectively. During the nine months ended March 31, 2024 and 2023 the net gains and losses recorded in the condensed consolidated statement of operations were net losses of less than $0.1 million and net losses of $0.3 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

For the three months ended March 31, 2024 and 2023, the Company recognized total foreign currency gains of $0.7 million and total foreign currency losses of $0.3 million, respectively, and for the nine months ended March 31, 2024 and 2023, the Company recognized total foreign currency gains of $0.4 million and $0.5 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded $14.4 million and $26.3 million of restructuring and related charges during the three and nine months ended March 31, 2024, respectively, which primarily related to the restructuring plans as noted below.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of approximately $9.7 million related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the three months ended March 31, 2024, the Company recorded restructuring charges of approximately $4.6 million related to the Q2 2024 Plan, which primarily consisted of additional severance, other employee benefits and legal and consulting fees. During the nine months ended March 31, 2024, the Company recorded restructuring charges of approximately $13.3 million related to the Q2 2024 Plan, which primarily consisted of employee severance and benefits expenses and legal and consulting fees.

The Company expects to complete these ongoing restructuring plans by the end of fiscal 2024 and expects to incur between $2.0 million to $3.0 million in additional charges for the Q3 2024 Plan and the Q2 2024 Plan by the end of fiscal 2024.

During the first quarter of fiscal 2024, the Company initiated a reduction-in-force plan to rebalance the workforce to create greater efficiency and improve execution in alignment with the Company's business and strategic priorities (the “Q1 2024 Plan”). It consisted primarily of workforce reduction to drive productivity in research and development, sales and marketing and provide efficiency across operations and general & administrative functions. During the three months ended March 31, 2024, the Company did not incur any charges related to the Q1 2024 Plan. During the nine months ended March 31, 2024, the Company incurred charges of approximately $2.9 million related to the Q1 2024 Plan. As of March 31, 2024, the plan was completed.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company is moving engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company's labs. During the three months and nine months ended March 31, 2024, the Company incurred restructuring charges of approximately $0.1 million and $0.4 million, respectively, primarily for moving costs. The Company expects that the project will take about 6 to 9 months from March 31, 2024 to complete, and expects to incur charges of approximately $9.0 million throughout this period, primarily for asset disposals, contractor costs, severance, relocation, and other non-recurring fees.

The Company recorded $1.4 million and $2.3 million of restructuring and related charges during the three and nine months ended March 31, 2023, which primarily included additional facilities expenses related to previously impaired facilities and $0.8 million in charges associated with the 2023 plan to transform the Company's business and facilities infrastructure.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of March 31, 2024, the restructuring liability was $17.0 million, which primarily related to the Q2 2024 and Q3 2024 Plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Balance at beginning of period	$6,192	$—
Period charges	14,937	27,113
Period reversals	(516)	(802)
Period payments	(3,641)	(9,339)
Balance at end of period	$16,972	$16,972

14.
Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax benefit of $0.6 million and an income tax provision of $3.9 million, respectively. For the nine months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $7.0 million and $8.3 million, respectively.

The income tax provisions (benefit) for the three and nine months ended March 31, 2024 and 2023, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In addition, the income tax provision (benefit) for the three months ended March 31, 2024, includes US Federal income tax benefit of $1.6 million, fully reversing the previously recorded U.S. federal income tax expense during the first two quarters of the year, as well as a $0.3 million income tax benefit resulting from establishment of an indefinite lived deferred tax asset for nondeductible interest expense, offsetting the deferred tax liability related to amortizable goodwill. The interim income tax provisions (benefit) for the three and nine months ended March 31, 2024 and 2023 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.3 million of unrecognized tax benefits as of March 31, 2024. If fully recognized in the future, $0.2 million would impact the effective tax rate and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

15.
Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income by the weighted-average number of shares of common stock used in the basic net income per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Net income (loss)	$(64,425)	$22,131	$(31,761)	$52,647
Weighted-average shares used in per share calculation – basic	129,299	128,816	129,021	129,864
Options to purchase common stock	—	748	—	678
Restricted stock units	—	3,461	—	3,174
Weighted-average shares used in per share calculation – diluted	129,299	133,025	129,021	133,716

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$(0.50)	$0.17	$(0.25)	$0.41
Net income (loss) per share – diluted	$(0.50)	$0.17	$(0.25)	$0.39

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Options to purchase common stock	1,083	—	1,144	—
Restricted stock units	5,577	143	6,269	116
Employee Stock Purchase Plan shares	266	238	88	78
Total shares excluded	6,926	381	7,501	194

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the third quarter ended March 31, 2024 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, our Quarterly Reports on Form 10-Q for the first and second quarter ended September 30, 2023 and December 31, 2023, respectively, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; risks related to supply chain disruptions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, currency and regulatory factors; risks related to pending or future litigation; a dependency on third parties for certain components and for the manufacturing of our products and our ability to receive the anticipated benefits of acquired businesses.

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

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD-WAN”) infrastructure equipment, software and cloud-based network management solutions. The Company’s cloud solution is a single platform that offers unified network management of wireless access points, switches, and SD-WAN. It leverages machine learning, Artificial Intelligence for Information Technology Operations ("AIOps") and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments, and uncover actionable insights to save time, lower costs and streamline operations.

Extreme has been pushing the boundaries of networking technology since 1996, driven by a higher purpose of helping our customers connect beyond the network. Extreme’s cloud networking technologies provide flexibility and scalability in deployment, management, and licensing of networks globally. Our global footprint provides service to over 50,000 customers including some of the world’s leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

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
o
Extreme Cloud IQ cloud platform conforms to ISO/ IEC 27017, is certified by DQS to ISO/IEC 27001 and ISO/IEC 27701 set forth by the International Standards Organization (“ISO”), and is CSA STAR certified.
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
•
Highest value of cloud management subscriptions. ExtremeCloud IQ Pilot provides our customers with three key applications enabling organizations to eliminate overlays.
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
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice, and every business must deal with scale, density, and BYOD challenges. Wired and wireless networks are changing as the explosion of mobile and IoT devices increase the demand for high-performance, transparent, and always-on wired to wireless services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the pending migration from Wi-Fi 6 solutions to 6 GHz Wi-Fi (Wi-Fi 6E and Wi-Fi 7), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest 6 GHz indoor and outdoor wireless portfolio, providing intelligence and security for wired/wireless networks by leveraging our cloud architecture, end-to-end fabric services, Universal Zero Trust Network Access, and AIOps management platform with Explainable ML insights.
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

Results of Operations

During the third quarter of fiscal 2024, we achieved the following results:

•
Net revenues of $211.0 million compared to $332.5 million in the third quarter of fiscal 2023.
•
Product revenues of $106.4 million compared to $241.1 million in the third quarter of fiscal 2023.
•
Subscription and support revenues of $104.6 million compared to $91.4 million in the third quarter of fiscal 2023.
•
Total gross margin of 56.8% of net revenues compared to 57.7% of net revenues in the third quarter of fiscal 2023.
•
Operating loss of $62.5 million compared to operating income of $29.6 million in the third quarter of fiscal 2023.
•
Net loss of $64.4 million compared to net income of $22.1 million in the third quarter of fiscal 2023.

During the first nine months of fiscal 2024, we reflected the following results:

•
Cash flows provided by operating activities of $40.0 million compared to $168.5 million in the nine months ended March 31, 2023.
•
Cash and cash equivalents of $151.0 million as of March 31, 2024 compared to $234.8 million as of June 30, 2023.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change	March 31, 2024	March 31, 2023	$ Change	% Change
Net revenues:
Product	$106,442	$241,058	$(134,616)	(55.8)%	$546,536	$670,779	$(124,243)	(18.5)%
Percentage of net revenues	50.4%	72.5%			63.5%	70.7%
Subscription and support	104,594	91,449	13,145	14.4%	314,014	277,765	36,249	13.1%
Percentage of net revenues	49.6%	27.5%			36.5%	29.3%
Total net revenues	$211,036	$332,507	$(121,471)	(36.5)%	$860,550	$948,544	$(87,994)	(9.3)%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings which includes SaaS offerings, maintenance contracts, professional services and training for its products. Prior to fiscal 2024, we referred to subscription and support revenue as “service and subscription revenue”; however, the composition of subscription and support revenue has not been modified.

Product revenues decreased $134.6 million or 55.8% for the three months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. Product revenues decreased $124.2 million or 18.5% for the nine months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The decreases in product revenues were primarily driven by lower bookings and shipments as well as elongated sales cycles in the channel caused by current macroeconomic conditions.

Subscription and support revenues increased $13.1 million or 14.4% for the three months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. Subscription and support revenues increased $36.2 million or 13.1% for the nine months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The increases in subscription and support revenues were primarily due to the continued growth in our subscription business.

The following table presents the product and subscription and support gross profit and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change	March 31, 2024	March 31, 2023	$ Change	% Change
Gross profit:
Product	$45,605	$132,143	$(86,538)	(65.5)%	$295,670	$358,514	$(62,844)	(17.5)%
Percentage of product revenues	42.8%	54.8%			54.1%	53.4%
Subscription and support	74,296	59,795	14,501	24.3%	220,537	181,787	38,750	21.3%
Percentage of subscription and support revenues	71.0%	65.4%			70.2%	65.4%
Total gross profit	$119,901	$191,938	$(72,037)	(37.5)%	$516,207	$540,301	$(24,094)	(4.5)%
Percentage of net revenues	56.8%	57.7%			60.0%	57.0%

Product gross profit decreased $86.5 million or 65.5% for the three months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. Product gross profit decreased $62.8 million or 17.5% for the nine months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The decreases in product gross profit were primarily due to lower product revenues and higher reserves for excess and obsolete inventory, partially offset by lower intangible asset amortization due to certain intangible assets being fully amortized, favorable purchase price variance, lower distribution costs due to easing of supply chain constraints and lower warranty reserves.

Subscription and support gross profit increased $14.5 million or 24.3% for the three months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. Subscription and support gross profit increased $38.8 million or 21.3% for the nine months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The increases in subscription and support gross profits were primarily due to increased subscription and support revenues as well as lower personnel costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2024	March 31, 2023	$ Change	% Change	March 31, 2024	March 31, 2023	$ Change	% Change
Research and development	$54,517	$54,837	$(320)	(0.6)%	$165,366	$158,444	$6,922	4.4%
Sales and marketing	87,708	83,962	3,746	4.5%	264,782	242,882	21,900	9.0%
General and administrative	25,213	21,683	3,530	16.3%	74,470	64,315	10,155	15.8%
Acquisition and integration costs	—	—	—	—	—	390	(390)	(100.0)%
Restructuring and related charges	14,421	1,363	13,058	958.0%	26,312	2,320	23,992	1,034.1%
Amortization of intangible assets	511	510	1	0.2%	1,531	1,537	(6)	(0.4)%
Total operating expenses	$182,370	$162,355	$20,015	12.3%	$532,461	$469,888	$62,573	13.3%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $0.3 million or 0.6% for the three months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The decrease in research and development expenses was primarily due to a $1.1 million decrease in engineering project costs, partially offset by a $0.8 million increase in personnel costs primarily related to benefits and share-based compensation costs.

Research and development expenses increased by $6.9 million or 4.4% for the nine months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The increase in research and development expenses was primarily due to a $5.2 million increase in personnel related costs due to higher salaries and benefits costs and higher share-based compensation expense and a $4.4 million increase in contractor costs and professional service fees, partially offset by a $1.9 million decrease in engineering project costs, a $0.5 million decrease in information technology and facility related expenses and a $0.3 million decrease in other expenses primarily due to lower recruiting fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $3.7 million or 4.5% for the three months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The increase in sales and marketing expenses was primarily due to a $1.4 million increase in personnel cost primarily due to higher commissions and higher benefit costs, a $1.6 million increase in sales promotions and marketing related expenses and a $1.1 million increase in professional fees, partially offset by a $0.4 million decrease in other expenses primarily due to lower travel expenses.

Sales and marketing expenses increased by $21.9 million or 9.0% for the nine months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The increase in sales and marketing expenses was primarily due to a $14.2 million increase in personnel costs due to higher salaries and benefits costs and higher share-based compensation expense, a $6.3 million increase in sales promotions and marketing related expenses, and a $1.4 million increase in professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $3.5 million or 16.3% for the three months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The increase in general and administrative expenses was primarily due to a $1.7 million increase in personnel costs primarily for share-based compensation, a $1.5 million increase in bad debt provision, a $0.7 million increase in professional fees, and a $0.5 million increase in software licensing costs, partially offset by a $0.9 million decrease in equipment related costs primarily due to lower depreciation expense.

General and administrative expenses increased by $10.2 million or 15.8% for the nine months ended March 31, 2024 as compared to the corresponding period in fiscal 2023. The increase in general and administrative expenses was primarily due to a $4.4 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation, a $4.4 million increase in professional fees including increases in legal costs related to litigation and preliminary costs associated with the transition of our customer relationship management solution and our configure, price, quote solution, a $1.5 million increase in bad debt provision and a $1.4 million increase in software licensing costs, partially offset by a $1.7 million decrease in equipment related costs primarily due to lower depreciation expense.

Acquisition and Integration Costs

During the three months ended March 31, 2024 and 2023, we did not incur any acquisition and integration costs.

During the nine months ended March 31, 2024, we did not incur any acquisition and integration costs. During the nine months ended March 31, 2023, we incurred acquisition and integration costs of $0.4 million, which primarily consisted of professional fees and certain compensation charges related to the acquisition of Ipanema Tech SAS.

Restructuring and Related Charges

For the three and nine months ended March 31, 2024, we recorded restructuring and related charges of $14.4 million and $26.3 million, which primarily consisted of severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q1 2024 Plan”, “Q2 2024 Plan”, and "Q3 2024 Plan", each as described in Note 13, Restructuring and Related Charges, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three and nine months ended March 31, 2023, we recorded restructuring charges of $1.4 million and $2.3 million, respectively, which primarily consisted of facility-related charges related to our previously impaired facilities and $0.8 million in charges associated with the "2023 Plan" to transform our business and facilities infrastructure, as described in Note 13, Restructuring and Related Charges, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

Amortization of Intangible Assets

During the three months ended March 31, 2024 and 2023, we recorded $0.5 million of operating expenses for each period related to the amortization of intangible assets.

During the nine months ended March 31, 2024 and 2023, we recorded $1.5 million of operating expenses for each period related to the amortization of intangible assets.

Interest Income

During the three months ended March 31, 2024 and 2023, we recorded $1.2 million and $0.8 million, respectively, in interest income. The increase in interest income was primarily due to higher interest earned on our cash balance due to rising interest rates.

During the nine months ended March 31, 2024 and 2023, we recorded $3.9 million and $2.1 million, respectively, in interest income. The increase in interest income was primarily due to higher interest earned on our cash balance due to rising interest rates.

Interest Expense

During the three months ended March 31, 2024 and 2023, we recorded $4.2 million and $3.9 million, respectively, in interest expense. The increase in interest expense was primarily due to higher average rates under the new 2023 Credit Agreement.

During the nine months ended March 31, 2024 and 2023, we recorded $12.8 million and $11.7 million, respectively, in interest expense. The increase in interest expense was primarily due to higher average rates under the new 2023 Credit Agreement.

Other Income (Expense), Net

During the three months ended March 31, 2024 and 2023, we recorded other income, net of $0.4 million and other expense, net of $0.4 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2024 and 2023, we recorded other income, net of $0.4 million and $0.1 million, respectively. The other income, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2024 and 2023, we recorded income tax benefit of $0.6 million and income tax provision of $3.9 million, respectively.

For the nine months ended March 31, 2024 and 2023, we recorded income tax provision of $7.0 million and $8.3 million, respectively.

The income tax provision (benefit) for the three and nine months ended March 31, 2024 and 2023 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System. In addition, the income tax provision (benefit) for the three and nine months ended March 31, 2024 includes U.S. federal income benefit of $1.6 million, fully reversing the previously recorded U.S. federal income tax expense during the first two quarters of the year, as well as a $0.3 million income tax benefit resulting from establishment of an indefinite lived deferred tax asset for nondeductible interest expense, offsetting the deferred tax liability related to amortizable goodwill.

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

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	March 31, 2024	June 30, 2023
Cash and cash equivalents	$151,007	$234,826

As of March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $151.0 million, accounts receivable, net of $94.4 million, and available borrowings under our five-year 2023 Revolving Facility of $135.5 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest and share repurchases. We believe that our $151.0 million of cash and cash equivalents at March 31, 2024, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On May 18, 2022, our Board of Directors (the “Board”) authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022 (as amended, the "2022 Repurchase Program"). A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2022 Repurchase Program does not obligate us to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock. During the nine months ended March 31, 2024, the Company repurchased a total of 2,365,220 shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. As of March 31, 2024, the Company had $50.3 million available under the 2022 Repurchase Program.

On August 9, 2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among Extreme, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. On June 22, 2023, we entered into the Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) by and among Extreme, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as an administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “Term Facility”), ii) a $150.0 million five-year revolving credit facility (the “2023 Revolving Facility”) and iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million plus an unlimited amount that is subject to pro forma compliance with a specified Consolidated Leverage Ratio tests. We may use the proceeds of the loans for working capital and general corporate purposes. On June 22, 2023, we borrowed $25.0 million against the 2023 Revolving Facility, which was subsequently paid off on July 7, 2023.

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

During the three and nine months ended March 31, 2024, we were in compliance with all the original terms and financial covenants under the 2023 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by operating activities	$39,997	$168,519
Net cash used in investing activities	(13,632)	(8,634)
Net cash used in financing activities	(109,919)	(151,117)
Foreign currency effect on cash and cash equivalents	(265)	(294)
Net increase (decrease) in cash and cash equivalents	$(83,819)	$8,474

Net Cash Provided by Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2024 were $40.0 million, including our net loss of $31.8 million and non-cash expenses of $84.7 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest. Other sources of cash for the period included a decrease in accounts receivable, and increases in deferred revenue and other current and long-term liabilities. This was partially offset by increases in inventories and prepaid expenses and other assets as well as decreases in accounts payable, operating lease liabilities and accrued compensation and benefits.

Cash flows provided by operations in the nine months ended March 31, 2023 were $168.5 million, including our net income of $52.6 million and non-cash expenses of $77.5 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes and interest. Other sources of cash for the period included a decrease in accounts receivable and increases in accounts payable and deferred revenue. This was partially offset by increases in inventories and decreases in accrued compensation, operating lease liabilities and other current and long-term liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2024 were $13.6 million for the purchases of property and equipment.

Cash flows used in investing activities in the nine months ended March 31, 2023 were $8.6 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2024 were $109.9 million primarily due to payment of $27.6 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan ("ESPP") and exercise of stock options, share repurchase of $49.9 million under the 2022 Repurchase Program, a $25.0 million payment against our revolving facility, and debt repayments of $7.5 million.

Cash flows used in financing activities in the nine months ended March 31, 2023 were $151.1 million primarily due to debt repayments of $71.6 million, share repurchase of $74.8 million under the 2022 Repurchase Program, $3.0 million for deferred payments on acquisitions and $1.7 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents decreased in the nine months ended March 31, 2024, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of March 31, 2024, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our 2023 Credit Agreement. As of March 31, 2024, we had $192.5 million of debt outstanding which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of March 31, 2024, we had non-cancelable commitments to purchase $51.5 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of March 31, 2024, we had contractual commitments of $28.0 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of March 31, 2024, the value of our obligations under operating leases was $62.6 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of March 31, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2023 Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At March 31, 2024, we had $192.5 million of debt outstanding, all of which was from the 2023 Credit Agreement. During the quarter ended March 31, 2024, the average daily outstanding amount was $194.9 million, with a high of $195.0 million and a low of $192.5 million.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2024, on the outstanding borrowings under the 2023 Credit Agreement as of March 31, 2024, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of March 31, 2024	100 bps	50 bps
Debt	$(1,949)	$(975)	$194,945	$1,949	$975

* The underlying interest rate was 7.44% as of March 31, 2024.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of March 31, 2024 and 2023 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $15.5 million and $11.2 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in “other income (expense), net”.

Foreign currency transaction gains and losses from operations were gains of $0.7 million and losses of $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Foreign currency transaction gains and losses from operations were gains of $0.4 million and $0.5 million for the nine months ended March 31, 2024 and 2023, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2023 and our Quarterly Reports on Form 10-Q for the three months period ended September 30, 2023 and December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

On February 16, 2024, Rajendra K. Khanna, a member of the Company's board of directors, terminated a Rule 10b5-1 trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and that was originally adopted on August 14, 2023 for the sale of up to 25,000 shares of the Company’s common stock until October 30, 2024.

On February 22, 2024, Edward B. Meyercord, the Company's President and CEO, modified a Rule 10b5-1 trading arrangement, originally adopted on August 4, 2023 to change the amount of shares to be sold under the plan and the timing of sales under the plan. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to 728,700 shares of the Company's common stock until August 31, 2025.

On February 23, 2024, Rajendra K. Khanna, a member of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company's common stock until February 28, 2025.

Item 6. Exhibits

(a)
Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	11/9/2023	3.1

3.3	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/9/2023	3.1

10.1	Offer Letter, executed November 13, 2015, between Extreme Networks, Inc. and Katayoun "Katy" Motiey.				X

10.2	Separation Agreement with Joe Vitalone.				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) May 2, 2024