Form 10-K
period 2024-06-30
EXTREME NETWORKS INC
filed 2024-08-16
CIK 1078271

or r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $1.7 billion as of December 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Select Market reported on such date. For purposes of this disclosure, shares of common stock owned by executive officers and directors of the registrant and by persons who owned more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

130,337,298 shares of the Registrant’s Common stock, $0.001 par value, were outstanding as of August 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the year ended June 30, 2024 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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
•
Adverse general economic conditions or reduced information technology spending may adversely impact our business.
•
If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.
•
System security risks, data breaches, and cyberattacks could compromise our proprietary information, disrupt our internal operations, impact services to customers, and harm public perception of our products, which could materially adversely affect our business, financial condition, operating results, and future growth prospects.
•
Supply chain issues such as concentration of suppliers and manufacturing partners, supplier disruptions, shipping delays, material or components shortages, quality control, regulatory impacts, and inability to reduce manufacturing costs could harm our business, financial condition, and operating results.
•
We depend upon international sales for a significant portion of our revenues which imposes a number of risks on our business.
•
If we fail to anticipate technological shifts, market needs and opportunities, and fail to develop products, product enhancements and business strategies that meet those technological shifts, needs and opportunities in a timely manner or if they do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.
•
To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and a failure to do so can harm us.
•
We cannot assure future profitability, and our financial results may fluctuate significantly from period to period.
•
Our stock price has been volatile in the past and may significantly fluctuate in the future.

The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled “Risk Factors” and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, operating results, and future growth prospects.

PART I

Item 1. Business

Overview

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD- WAN”) infrastructure equipment, software and cloud-based network management solutions. The Company's cloud solution is a single platform that offers unified network management of wireless access points, switches, and SD-WAN. It leverages machine learning, Artificial Intelligence for Information Technology Operations (“AIOps”) and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments, and uncover actionable insights to save time, lower costs, and streamline operations.

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

Industry Background

Enterprises across every industry are going through unprecedented changes, such as leading digital initiatives, migrating their workloads to cloud-based environments, modernizing applications, finding new ways to leverage generative AI ("GenAI") technology, and adopting to a distributed workforce. In order to accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. Networking is mission critical and touches all elements of how services are delivered to customers, employees, students, and patients. Managing networks from cloud-based applications where customers can run their entire end-to-end networks, from wired or wireless infrastructure to SD-WAN, while ensuring full IT management of the business becomes critical. In addition, Machine Learning (“ML”) and Gen AI technologies have the potential to vastly improve the network experience in today's world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and GenAI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of the distribution of the network.

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

As enterprises continue to migrate increasing numbers of applications and services to either private clouds or public clouds offered by third parties and to adopt new IT delivery models and applications, they are required to make fundamental network alterations and enhancements spanning from device access points (“APs”) to the network core. In either case, the network infrastructure must adapt to this new dynamic environment. Intelligence and automation are key if enterprises are to derive maximum benefit from their cloud deployments. With automation applications becoming increasingly critical in manufacturing, warehousing, logistics, healthcare and other key industries, we believe this will continue to create demand for networking technology to serve as a foundation to run these services.

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

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), SD-WAN solutions and management, automation, and elements of the Secure Access Services Edge (“SASE”) market to be over $47 billion, and growing at approximately 13% annually over the next five years. This comprises over $36 billion for networking and infrastructure spanning enterprise and service provider (largely 5G) applications, and $11 billion for networking cloud and security software, which is expected to grow to $31 billion by 2028.

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

The integration of AI, security and analytics into a single platform is a key differentiator for Extreme, as it allows us to bring greater simplicity and flexibility for customers. Modern networking approaches enhance security and flexibility for enterprises and there is a rise in cloud-based services, SD-WAN and other driving forces to deliver services to customers and employees while minimizing cyber security threats. Extreme is investing in products that help customers drive flexibility and resilience in infrastructure.

Customers recognize that Extreme offers the simplest and easiest to manage, end-to-end enterprise networking platform in the industry. Our One Network, One Cloud, One Extreme solution, enhanced with our AI Ops capabilities, excels relative to the complex and high total cost of ownership solutions of our competitors. This framework remains a competitive differentiator, particularly at a time when major competitors have created complexity with disjointed solutions and uncertainty in their long-term rationalization of products and solutions. We are focused on helping customers find new ways to deliver better outcomes such as increased IT productivity, reduced operating expenses, or securing their business. Our sole focus on networking allows us to offer a differentiated and integrated portfolio and a clear roadmap to meet customers’ needs.

Cloud networking management allows customers to gain real-time visibility and insights into areas such as application usage, location and workflow patterns across their environment, helping to inform strategic business decisions and create personalized experiences. Customers benefit from visibility, control and reduced time to resolution. This is the cornerstone of our One Network, One Cloud, One Extreme vision. Subscription services allow us to deliver more value over time to this installed base. Our flexibility in delivering management, AI, security and other capabilities to customers both on premises and in the cloud gives them much more value than our competitors. We have one license per device and compared to the complicated offerings of our competitors, this is a very differentiated value proposition. Extreme’s broad product, solutions, and technology portfolio supports these tenets and continues to innovate and evolve them to help businesses succeed.

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

•
Provide a differentiated end-to-end cloud architecture. Cloud networking is estimated to be a $11 billion segment of the networking market comprising cloud-managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at 31% annually over the next five years, according to data from the 650 Group, Gartner, IDC and Dell’Oro. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the Internet of Things (“IoT”) edge to the enterprise data center. Key characteristics of our cloud architecture include:
o
A robust cloud management platform that delivers visibility, intelligence, and assurance from the IoT edge to the network core.
o
Cloud Choice for customers: Our cloud networking solution is available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure).
o
Consumption Flexibility: Offer a range of financing and network purchase options. Our value-based subscription tiers provide customers with flexibility to grow, as well as offer pool-able and portable licenses that can be transferred between products (e.g. access points and switches) at one fixed price.
o
“No 9s” reliability and resiliency to ensure business continuity for our customers.
o
Extreme Cloud IQ ("XIQ") cloud platform conforms to ISO/ IEC 27017 and is certified by DQS to ISO/IEC 27001 and ISO/IEC 27701 by the International Standards Organization (“ISO”) and CSA STAR certified.
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
•
Highest value of cloud management subscriptions. ExtremeCloud IQ provides unified cloud-native management driven by Machine Learning (ML) for wireless access points, network switches, and SD-WAN solutions. It features intuitive configuration workflows, real-time and historical monitoring, comprehensive troubleshooting, and integrated network applications for Extreme customers. The innovative ML technologies of XIQ analyze and interpret millions of network and user data points, from the edge to the data center, to power actionable business and IT insights. The platform streamlines operations by delivering new levels of network automation and intelligence. The ExtremeCloud IQ Pilot license tier streamlines every aspect of network management from deployment and maintenance to problem resolution. The Pilot license includes key capabilities for guest management, WIPS, and location services with associated services: ExtremeGuest, ExtremeAirDefense, and ExtremeLocation.
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

•
Additional AI capabilities. The ExtremeCloud IQ CoPilot license tier is an add-on to the Pilot license tier. It includes all the capabilities of the ExtremeCloud Pilot and Navigator license tiers. CoPilot serves as more than a centralized point of management with AIOps, Digital Twin and other enhancements to network management and automation. It is a trusted digital advisor for your Extreme cloud-managed Wi-Fi networks that proactively reduces risk and provides the fastest time to the best experience. This includes advanced anomaly detection and capabilities to ensure the user experience of wireless and wired devices.
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
•
AI is a dynamic tool and is leveraged to drive productivity across our company and to offer security and GenAI solutions to our customers. Extreme’s journey in AI began in 2020 with the advent of machine learning and purpose-built AI. We then introduced Co-Pilot AIOps in 2022 to further enhance network performance and troubleshooting. Today we have next exciting chapter – Extreme AI Expert – a GenAI solution that will help optimize networks, provide better design, improve mean time to resolution for technical issues, and create cost savings in the overall design and implementation of networks. We are utilizing AI to improve mean time to resolution for customers, both through our AIOps offerings as well as internal use of Extreme AI Expert. We announced a technology preview of our Extreme AI Expert showcasing its ability to speed up documentation searches and resolution of network performance issues. This allows our customers to optimize their network performance and make it easier to focus on value-added activities.
•
There are several ways customers will be able to leverage our AI in the future:
o
Knowledge queries provide the ability to answer any question in context (i.e., role, application, conversation). Questions are answered with Extreme’s product documentation, GTAC knowledge base and selected training, and best practices material.
o
Intelligent Queries are answered with customer network data from multiple applications (XIQ, SD-WAN, etc.). User Manuals, Release Notes, How to Guides, EOSL, EOL, Licensing, Service Contracts ,and Company information.
o
“What-If” Queries give the ability for the system to work autonomously and optimize itself based on business key performance indicators ("KPIs"). These scenarios work on an on-demand, scheduled, or always-on basis. Predictive and scenario questions that are answered apply further processing to the network data, anomaly detections, pattern recognition, root cause analysis, predictive analytics and network optimization.
•
Enable a common fabric to simplify and automate the network. Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be turned up faster, with lower likelihood of error. They make the underlying network much easier to design, implement, manage and troubleshoot.
•
Offer a frictionless experience for secure hybrid work. Our layered security approach is managed from one cloud and secure by design. We offer tightly integrated security with network fabric and infrastructure.
o
We launched ExtremeCloud Universal ZTNA, the first network security offering to integrate network, application, and device security within a single solution. By combining Cloud Network Access Control ("NAC") and Zero Trust Network Authentication ("ZTNA") into a single, easy-to-use SaaS offering, we help customers ensure unified observability, frictionless user experiences and a consistent security policy for applications and devices and supports secure hybrid work use cases for customers. As the VPN market transitions to ZTNA, the proliferation of individual applications, each with their own policy and dashboard, is adding complexity and expense for enterprise customers. We expect the broadening of our security offering to drive significant traction for our business with growth opportunities.
o
Extreme’s unique and highly differentiated fabric makes it simple to orchestrate applications and policy across the entire campus, from the core to the wireless edge, and across the wide area network. We bring enhanced security, the ability to segment networks and zero touch provisioning, thus eliminating confusion, complexity and the need for additional IT staff. This is in stark contrast to our competitors’ fabric solutions, which were designed for service provider and data center networks and not meant for the campus.
o
Extreme AirDefense delivers intrusion detection and prevention capabilities across the wireless portfolio.
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
•
Provide high-quality in-house customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs to the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-days-a-year real-time responsive support.

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
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The network edge landscape is changing as the explosion of mobile and IoT devices increases the demand for high-performance, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the pending migration from Wi-Fi 6 solutions to 6 GHz Wi-Fi (Wi-Fi 6E and Wi-Fi 7), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest 6 GHz indoor and outdoor wireless portfolio, providing intelligence and security for wired/wireless networks by leveraging our cloud architecture, end-to-end fabric services, Universal Zero Trust Network Access, and AIOps management platform with Explainable ML insights.
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

Products

Our products and services categories include:

•
Cloud Networking Platform: Core to our product portfolio and providing the end-to-end visibility and control from the access edge to the data center is our industry-leading cloud platform and cloud management application, ExtremeCloud IQ. ExtremeCloud IQ is an ML/AI powered, wired and wireless cloud network management solution that offers advanced visibility and control over users, devices, and applications. ExtremeCloud IQ is designed to allow customers to keep operational costs low, adjusts to customer demand, and delivers robust functionality for provisioning, management, troubleshooting and guaranteed data durability to assure access with 100% uptime. ExtremeCloud IQ is available in three deployment options (public, private, on-premises) that support one goal – to provide customers with maximum flexibility, continuous innovation and consistent user experience. It can be deployed in any major data center environment such as AWS, GCP and Azure, or local private cloud options. The ExtremeCloud IQ application already manages around three million devices in public, private, and on-premises global cloud deployment. The platform is run from multiple regional data centers, giving customers greater control over the location of their data and adding to the resiliency of the platform.
•
Automation, Analytics, and Security Applications: Our application portfolio delivers additional analytics, security, access control, and management insights both on-premises and in the cloud. ExtremeCloud IQ – Site Engine extends cloud management to non-cloud native and multi-vendor devices to provide one dashboard view of your entire network that can be managed in the cloud or on-premises. The application provides task automation, access control, granular visibility with real-time analytics and multi-vendor device management. ExtremeCloud IQ Essentials provides three key applications - WIPS, location services, and guest management - for ExtremeCloud IQ Pilot license customers at no added cost, enabling organizations to take advantage of an all-in-one platform for wired and wireless management, business insights, location tracking, wireless security, seamless IoT onboarding and guest access, and guest access through a single user interface.

•
Wireless LAN AP: One of the industry’s broadest and most comprehensive, Extreme’s wireless AP portfolio includes both indoor and outdoor Wi-Fi 7 and prior generation APs. Proven in some of the most demanding environments, ExtremeWireless delivers an exceptional experience for BYOD and mobile users wherever they may roam. Included in that portfolio are our custom stadium and large venue outdoor Wi-Fi 7 APs, which, when combined with ExtremeAnalytics, are the basis of our selection as the Official Wi-Fi & Analytics Provider for the National Football League and Major League Baseball. In addition to powering large venues and stadiums, our Extreme APs also deliver flexible and scalable options for highly distributed environments for major companies globally. Our APs allow our customers to purchase unified hardware, starting with our Wi-Fi 7 AP portfolio, and choose the software mode option for the optimal deployment architecture in their environments. Our premier wireless security solution, Extreme AirDefense delivers intrusion detection and prevention capabilities across the wireless portfolio. Recently, we also introduced the first WIPS solution to incorporate support for Bluetooth and Bluetooth Low Energy (“BLE”) visibility and intrusion protection. This includes device location support and change detection, rogue BLE Beacon detection and unsanctioned BLE device detection.
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
•
Universal ZTNA. ExtremeCloud Universal ZTNA is designed to be the easiest, most complete network access security solution for users everywhere. It is intended to deliver a frictionless user experience and consistent security policy for applications and devices, including IoT. We offer one secure access solution that uses a single identity-based zero trust policy engine for both networks and applications. As a result, customers could have just one solution to secure employees, guests and IoT devices. We offer automated security configuration and enforcement via cloud-managed Universal Devices and unified visualization and reporting for enhanced insight and simplified management.
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

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2024, our worldwide sales and marketing organization consisted of 872 employees. We have domestic sales offices located in four states within the United States and international sales offices located in 28 countries.

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

Although we compete in many vertical markets, we have focused on the specific verticals of healthcare, education, retail, manufacturing, government, sports, and entertainment venues. Years of experience and a track record of success in the verticals we serve enable us to address industry-specific problems.

Customer Profiles:

We focus on the following customer profiles where we believe we can add the most value:

•
Customer size: Those customers with annual revenues of $100 million to $2.5 billion.
•
Target deployment: Enterprise campus, data center, or branch networks with 250 to 5,000 employees or educational institutions with 1,000 to 15,000 students.
•
Target data centers: Data centers with 1,000 or fewer racks, with an emphasis on service provider networks.
•
Vertical markets: Healthcare, education, government, manufacturing, retail, and hospitality, which includes sports and entertainment venues.
•
Customer characteristics: Our customers tend to operate in transient environments, such as college campuses, hospitals and sports venues, where BYOD and secure network access and identity control are critical. Their networks must be highly available with the ability to continue operations in the event of a service interruption. Secure remote and network access is essential to ensuring the protection of mission-critical systems and confidential information. Often tasked to manage the network with a limited IT staff, our customers appreciate the excellent service and support we strive to provide.

Customers with 10% of net revenues or greater

See Note 3, Revenues, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our customers with 10% of net revenues or greater.

International sales

International sales are an important portion of our business. In fiscal 2024, sales to customers outside of the United States accounted for 48% of our consolidated net revenues, compared to 56% in fiscal 2023, and 55% in fiscal 2022. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

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

Our product backlog at June 30, 2024, net of anticipated back-end rebates for distributor sales, was $64.0 million, compared to $267.3 million at June 30, 2023. The decrease in backlog year over year is primarily due to resumption in shipment of orders during fiscal 2023 and 2024, after experiencing significant delays due to supply chain constraints in prior years.

Seasonality

Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon or be considered indicative of our future performance, as it has varied in the past.

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in competitive geographies. We rely upon original design manufacturers (“ODM”), such as Alpha Networks, Inc., Lite-On Technology Corporation, Quanta Computer Inc., Senao Networks, Inc., Sercomm Corporation and Wistron Neweb Corporation to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition, and geopolitical conflict in geographies in which they operate. Our arrangements with these manufacturing partners generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexible capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allow us to adjust more quickly to changing end-customer demand. We also leverage and depend on the strong Environmental, Social and Governance policies and standards of our manufacturing partners. The ODM manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. To mitigate security risks associated with conducting business across our interconnected supply chain we have a Supply Chain and Information Security Policy and related procedures for communicating our requirements to suppliers and conducting annual compliance assessments. Additionally, we have launched new product features such as Secure Boot, which are being designed to provide additional integrity assurance of the firmware and software running on our hardware platform by establishing an encrypted key-based chain-of-trust relationship in the boot process. The manufacturing processes and procedures are generally certified to International

Organization for Standardization (“ISO”) 9001 standards. The manufacturing process and material supply chains are flexible enough to be moved to steer away from geopolitical conflicts that impact cost and delivery.

We use a collaborative sales and operations planning forecast of expected demand based upon historical trends and analyses from our Sales and Product Management functions as adjusted for overall market conditions. Demand Planning, Supply Operations and our Distributors work closely using a ‘continuous planning’ methodology as part of our Sales and Operations Execution process to determine and position our material requirements to support customer demand. Our manufacturing partners procure the components needed to build our products based on our demand forecasts that cover material lead times. This allows us to leverage the expertise and purchasing power of our manufacturing partners. Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, technology, complexity, contract terms, demand and availability for a component at a given time. From time to time, we may experience price volatility or supply constraints for certain components that are not available from multiple qualified sources or where our suppliers are geographically concentrated. Over the past year, we have experienced improvement in supply chain constraints, however risks still exist as supply chain logistics continue to evolve and adapt to new expectations and planning around lead-times. We continue to learn from the evolving global supply chain and build upon innovative strategies to enhance resilience and agility into our supply chain. Utilizing technology brought forward from our ongoing Digital Transformation project, which entailed integrating digital technology into all areas of our business, changed how we operate and deliver value to customers. In this case, new systems and processes gave us better visibility and control over inventory. Collaborative partnerships with our ODMs and diversified sourcing strategies also emerged, fostering greater flexibility and risk mitigation. Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features. Further information on risks relating to our inventory forecasting and supply chain is set forth below in Item 1A. “Risk Factors.”

We believe our sourcing and manufacturing strategy allows us to adjust quickly to changes in market demand, working with our ODM suppliers and developing direct relationships with key component suppliers to support the backlog. We continue to focus on optimizing product availability through multi-sourcing, visibility and control of key supply lines, rationalizing our supply chain, outsourcing or virtualizing certain activities, and consolidating distribution sites and service logistics partners. These efforts also include process optimization initiatives, such as vendor managed inventory, and other operational models and strategies designed to drive improved efficiencies in our sourcing, production, logistics and fulfillment.

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

Our product research and development activities focus on solving the needs of customers in the enterprise campus edge and core by providing a unified wired, wireless, and SD-WAN cloud-driven network, enabling secure access from edge to public, hybrid, or private clouds in targeted verticals. Current activities include the continuing development of our innovative switching technology aimed at giving our customers flexibility in how they deploy, connect to the cloud, monitor, and configure instantly saving time and money. Our ongoing research activities cover a broad range of areas, including cloud native technologies and solutions, generative AI, network security, identity management, wired and wireless networking, switching, and routing, open standards interfaces, software defined networks, campus, and data center fabrics. In addition, we continue to invest in ML/AI technology solutions targeting self-healing autonomous networking, Cloud Wi-Fi, IoT anomaly detection, and user recommendations.

We continue to enhance the functionality of our network operating systems which have been designed to provide high reliability, scale, and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2024, our research and development organization consisted of 926 employees. Research and development efforts are conducted in several of our locations, including Morrisville, North Carolina; San Jose, California; Salem, New Hampshire; Toronto, Canada; Shannon, Ireland; Hangzhou, China; and Bangalore and Chennai, India.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2024, we had 681 issued patents in the United States and 451 patents outside of the United States. The expiration dates of our issued patents in the United States range from calendar years 2024 to 2041. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. As of June 30, 2024, we had 31 registered trademarks in the United States and 341 registered trademarks outside of the United States.

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
•
customer service and support;
•
size and scope of distribution network;
•
brand name;
•
breadth of product offering;
•
access to customers; and
•
size of installed customer base.

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Hewlett-Packard Enterprise Co., Huawei Technologies Co. Ltd., and Juniper Networks Inc. To a lesser extent, Extreme competes with products and solutions from Arista Networks Inc., CommScope Holding Company, Inc., Fortinet, Inc., and Ubiquiti Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

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

Restructuring and Impairment

Fiscal year 2022

During fiscal year 2022, the Company completed the reduction and realignment of the headcount and relocation of lab test equipment under its 2020 reduction in force plan, which was initiated during fiscal year 2020 due to the global disruptions and slow-down in the demand of our products caused by the global pandemic outbreak of COVID-19, and the uncertainty around the timing of the recovery of the market.

Fiscal year 2023

During fiscal 2023, the Company initiated a restructuring plan to transform our business infrastructure and reduce our facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project the Company is moving engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating our labs.

Fiscal year 2024

During fiscal year 2024, the Company initiated various restructuring plans, including the “Q1 2024”, “Q2 2024”, and “Q3 2024” Plans, to reorganize and rebalance the workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, reduce its ongoing operating expenses, and focus its sales and marketing efforts on specific geographies and industry segments with higher growth opportunities. As of June 30, 2024, the Q1 2024 Plan is complete. The Q2 2024 and Q3 2024 Plans are expected to be completed by the end of calendar year 2024. Additionally, the Company continued its efforts associated with the “2023 Plan” related to the lab move from San Jose, California to Salem, New Hampshire. The Company expects to complete the 2023 Plan during fiscal year 2025.

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

As of June 30, 2024, we employed 2,656 people. Of these, 32.8% work in sales and marketing, 34.9% in research and development, 5.4% in operations, 16.0% in customer support and services and 10.9% in finance and administration. These employees were located worldwide, with 42.8% located in the United States, 8.6% in other locations in the Americas, 29.2% in the Asia Pacific region (“APAC”), which includes India and 19.4% in the regions of Europe, Middle East and Africa (“EMEA”).

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

Talent Acquisition and Development. We strive to attract and retain the most qualified employees for each role within the Company. To do this, we utilize various recruiting channels, including employee referrals and those targeting diverse candidates. We on-board new employees through the New Hire Academy and encourage skill development throughout the employee journey utilizing various role-specific training programs, career development tools, manager training, coaching, and mentorship. We continue to develop our employees with regular performance management reviews.

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

Diversity and Inclusion. We believe that we gain valuable perspective that drives better decision making when we listen to diverse voices. To foster an inclusive environment, we support several employee resource groups, including Women in Networking, Black @ Extreme (Black/African American), LaRaza (Hispanic), Maitri (employees in India), Pride Alliance (LGBTQ+), Global Veterans Council, API (Asian Pacific Islanders), APEX (Aspiring Professionals @ Extreme) and Abilities Alliance (employees with disabilities). We are stepping up to this challenge of fostering an inclusive environment through efforts to improve recruiting of diverse candidates, identify and support high potential employees, and retain diverse employees.

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

Item 1A. Risk Factors

We face a number of risks and uncertainties which may have a material and adverse effect on our business, operations, industry, financial condition, operating results or future financial performance. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may materially adversely affect our business, financial condition, operating results, and future financial performance.

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

We may also face increased competition from both traditional networking solutions companies and cloud platform companies offering IaaS and PaaS products to enterprise customers. In particular, Amazon Web Services, Microsoft Azure, and Google Cloud Platform may provide enterprise customers with a cloud-based platform of data center computing and networking services.

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

One of our key differentiators is the quality of our support and services. Our failure to continue to provide high-quality support and services could have materially adversely affect our business, financial condition, operating results, and future growth prospects.

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

This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could materially adversely affect our business, financial condition, operating results, and future financial performance.

If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

We maintain sufficient inventory of finished goods and, to a lesser extent, raw materials and drive demand with our third-party manufacturers in amounts that we believe allow for timely fulfillment of sales. We estimate required levels of inventory based on current and anticipated demand, market conditions, and product development cycles. Our estimates are also based on inventory levels and sales data from our distributors, which are not always reliable or timely. The actual levels of inventory are subject to the impact of external factors such as supply shortages, macroeconomic conditions, technology shifts, or price changes. Distributors may increase or decrease the levels of inventory that they order to meet supply shortages or expected demand. If distributors increase orders to build up stock out of concern for product shortages, or to meet anticipated demand that does not materialize, we may have excess channel inventory, leading to reductions in future period orders from our distributors.

If we incorrectly forecast demand, we may build up excess inventory. Higher levels of inventory expose us to a greater risk of carrying excess or obsolete inventory, which may in turn lead to write-downs. We may also record write-downs in connection with the end-of-life for specific products in our inventory. In the fourth quarter of 2024, we recorded additional reserves due to certain excess and obsolete inventory. However, if we have insufficient inventory, we risk not being able to maximize sales, thus negatively impacting revenue and could impair our distributor relationships, potentially jeopardizing our ability to build revenue in the future. Any of these situations could materially adversely affect our business, financial conditions, and operating results.

We enter into agreements with contract manufacturers and suppliers based on our anticipated demand, market conditions, and product development cycles. These contracts obligate us to purchase commitments for raw materials and finished goods. If demand for our products is lower than expected, we may be obligated to purchase excess product or raw materials from our suppliers, resulting in an adverse impact on our cash flows, operating expenses, financial condition, and operating results. During fiscal 2024, we recorded significant charges due to excess inventory and such commitments to our suppliers.

If we incorrectly forecast demand, our financial performance could suffer and we have in the past and could in the future be required to write-off the value of excess products or components inventory. If we are unable to manage our inventory or commitments to suppliers in the future, particularly in light of continuing excess inventory in the channel, we could be required to record additional charges, which would materially adversely affect our business, financial condition, and operating results.

System security risks, data breaches, and cyberattacks could compromise our proprietary information, disrupt our internal operations, impact services to customers, and harm public perception of our products, which could materially adversely affect our business, financial condition, operating results, and future growth prospects.

In the ordinary course of business using systems that we own and manage, we provide cloud-based services and store data, including our proprietary business information and that of our customers, suppliers and business partners on our networks and information about customers, employees, business partners and others. In addition, we store information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure provision of services and maintenance of this information and our IT systems is critical to our operations and business strategy.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and data including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, including vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Increasingly, companies, including us, are subject to a variety of attacks on their networks and/or cloud-based services on an ongoing basis. The number of sophisticated attacks continues to increase on a global scale in frequency and magnitude. Attacks could include supply chain attacks targeting our suppliers and attempts to penetrate our systems or disrupt our services directly. In some cases, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities in design or manufacture that could allow network intrusion or unexpectedly interfere with the operation of our systems, products or services we provide to customers. Usage of “legacy” products that have been determined to have reached an end-of-life engineering status but will continue to operate for a limited amount of time may subject us or our customers to vulnerabilities. Further, employee error, malfeasance, or other disruptions can result in a security or data breach.

Despite our security measures, we may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks or prevent all security or data breaches. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our IT systems and data. Because the techniques and tools used by bad actors, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect and remediate these techniques. Any such breach could compromise our networks, products, or cloud-based services by creating system disruptions, slowdowns or even shutdowns, and exploiting security vulnerabilities of our products or services, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen. Such events, which could subject us to liability to our customers, suppliers, business partners and others, could require significant management attention and resources, could result in the loss of business, regulatory actions and potential liability, and could cause us reputational and financial harm. Additionally, because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT systems and/or our customers’ proprietary or other sensitive information.

Any adverse impact to the availability, integrity or confidentiality of our IT systems, including any actual or perceived breach of network security occurs in our products, network, or in the network of a customer of our networking products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness or security of our products could be harmed. This could impede our sales, manufacturing, distribution, or other critical functions, which could materially adversely affect our business, financial condition, operating results, and future growth prospects. Further, this could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties. In addition, the economic costs to us to eliminate, mitigate, or recover from, or remediate cyber or other security problems, such as bugs, viruses, worms, ransomware or other malware, and security vulnerabilities could be significant and may be difficult to anticipate or measure. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

Supply chain issues such as concentration of suppliers and manufacturing partners, supplier disruptions, shipping delays, material or components shortages, quality control, regulatory impacts, and inability to reduce manufacturing costs could harm our business, financial condition, and operating results.

We primarily rely on our manufacturing partners Alpha Networks, Inc, Senao Networks, Inc., Wistron Neweb Corporation, Sercomm Corporation, Quanta Computer Inc, Lite-On Technology Corp, and select other partners to manufacture our products. In addition, we currently purchase some key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Our top six suppliers accounted for a significant portion of our purchases during the year. Given the concentration of our supply chain, particularly with certain sole or limited source providers, any significant disruption to any of the key suppliers or a termination of a relationship could temporarily impact our operations.

Such disruptions could be caused by natural disasters, public health emergencies such as pandemics, business interruption related to financial or operational factors, geopolitical events such as the threat of political or military actions, including between China and Taiwan, energy constraints, regulatory constraints, labor or raw materials shortages, quality issues, transportation or shipping delays, tariffs or other trade restrictions, or other events. In the past, for example, semiconductor chips and other components have been difficult to obtain due to high demand or limited supply. These disruptions could result in sustained lead-times, higher overall costs, extra delivery costs for expedited shipments, and shortages and allocations of certain components, resulting in delays in filling orders or even delayed product introductions. Additional factors that may impact costs and shipments include energy, raw material, and transportation costs, as well as an increased demand from the AI industry. Similar delays could occur in the future with similar impacts.

In addition, while we maintain strong relationships with our manufacturing partners and suppliers, our agreements with them are generally of limited duration and pricing, quality, and volume commitments are negotiated on a recurring basis. Manufacturing partners and suppliers may be unable or unwilling to renew agreements with consistent terms, and could materially increase prices (including increases related to inflationary pressures) or reduce quantity, quality, volume, or service level standards. We may not be able to pass along increased costs to our customers, which could negatively impact gross margin. Reductions in quantity or quality of finished product could decrease the amount of product for sale and could negatively impact the Company’s reputation, financial condition, and operating results.

Qualifying new suppliers to compensate for such shortages or delays may be time-consuming and costly and may increase the likelihood of errors in design or production as replacement suppliers may not meet the quality requirements of our customers.

The Company actively works to reduce these exposures, but is unable to completely eliminate them. For example, manufacturing operations have been moved out of China to other countries. While this has eliminated the impact of current import tariffs, the uncertainty of new import tariffs still exists. If we are unable to mitigate these effects, this could have a material adverse effect on our ability to meet customer orders and will negatively impact our gross margin and operating results.

Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and comply with laws relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could have a material adverse effect on our business, financial condition and operating results.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our manufacturing partners by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur, particularly in light of supply chain disruptions and inflationary pressures. The failure to obtain such price reductions would materially adversely affect our business, financial condition, operating results, and future financial performance.

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
•

compliance with trade compliance laws and regulations, including restrictions on trade with embargoed or sanctioned countries or with denied parties, and rules related to the export of encryption technology

•

compliance with U.S. laws and regulations pertaining to the sale and distribution of products to customers in foreign countries, including anti-corruption laws such as the Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act 2010;

•	difficulty in conducting due diligence with respect to business partners in certain international markets;
•	political and economic turbulence or uncertainty;
•	terrorism, war or other armed conflict; and
•	natural disasters, epidemics, and pandemics.

Any or all of these factors could have a material adverse impact on our business, financial condition, and operating results.

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

There are compliance risks associated with complex tariff regulations and trade compliance laws. If we fail to comply with these laws and regulations, we could incur penalties and sanctions from governments, and could be restricted from exporting products.

World events such as a pandemic or geopolitical events can spread quickly around the world and result in impacts to the supply chain and the business environment that result in a material negative impact on our business, financial condition, and operating results. Uncertainty in the global economy and financial markets are likely to impact the Company and could materially adversely affect our business, financial condition, operating results, and future financial performance.

If we fail to anticipate technological shifts, market needs and opportunities, and fail to develop products, product enhancements and business strategies that meet those technological shifts, needs and opportunities in a timely manner or if they do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.

The markets for our products are constantly evolving and characterized by rapid technological change, frequent product introductions, changes in customer requirements, evolving industry standards, and continuous pricing pressures.

For example, the cloud networking market is the fastest growing segment of the networking industry. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our customers more effectively and economically than those of other competitors or existing technologies. If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy network switching products, or if end customers do not recognize the benefits that our solutions provide, then our potential for growth in this cloud networking market could be adversely affected. If we are unsuccessful in attaching cloud services and maintenance services to our hardware product, our ability to grow our subscription revenue could be limited.

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

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements and business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services, which would materially adversely affect our business, financial condition, and operating results. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, we cannot assure that new products or enhancements will achieve widespread market acceptance.

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

We rely on third-party cloud service providers such as Salesforce and Oracle to support internal operations. Disruptions to such services or data breaches related to those services could impact our ability to maintain efficient operations and to provide services to our customers and could materially adversely affect our business, financial condition, operating results, and future growth prospects.

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

A number of our employees are foreign nationals who rely on visas and entry permits in order to legally work in the United States and other countries. Changes in immigration laws could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain skilled professionals. Any of these restrictions could have a material adverse effect on our business, financial conditions, and operating results.

Military actions and other geopolitical tensions could adversely affect our business, financial condition and operating results.

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

In addition, such military actions could lead to, and have led to, expansion of sanction programs and export control restrictions imposed by the United States and other countries whose sanctions or export control programs could impact the Company's operations. These government measures could and do include export controls restricting certain exports, re-exports, transfers or releases of commodities, software, and technology to certain countries, and sanctions targeting certain officials, individuals, entities, regions, and industries in those countries, including the financial, defense, and energy sectors. Such sanctions and other measures, as well as the existing and potential further responses from military actors or allies to such sanctions, tensions, and military actions, could adversely affect the global economy and financial markets and could materially adversely affect our business, financial condition, operating results, and future financial performance.

Military or terrorist actions could impact suppliers’ ability to procure raw materials, or to finish or transport goods. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, increased transportation and component costs, and increased costs for expedited shipments. These potential supply chain disruptions may result in delayed deliveries of several key components used in the manufacturing of our products.

We regularly assess the impact of the geopolitical climate on our business, including our business partners and customers. The extent and duration of military actions, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the abovementioned factors could affect our business, financial condition, and operating results. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

The adoption, use, and development of AI products may result in reputational harm or liability.

We incorporate artificial intelligence into various products that we offer, and we continue to develop additional use cases and products based on GenAI. We use and will continue to use tools and processes that incorporate GenAI. The field of AI is rapidly developing, both technologically and from a regulatory and legal standpoint. Known challenges such as algorithmic bias, black box training sets, and “hallucinations” exist. As we incorporate this technology into our products and our internal tools and systems, we may experience unexpected outcomes or impacts related to the technology, creating reputational, legal, and regulatory risks.

The regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. For example, in the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI technologies. Further, in Europe, on July 12, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) was published in the EU Official Journal, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Legislation related to AI technologies has also been introduced at the U.S. federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act ("CCPA") regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.

Additionally, existing laws and regulations may be interpreted in ways that may affect our use of AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Any investigation or litigation related to our use of AI could have an adverse impact on our results of operations due to the associated costs and any related fines, and could also have an adverse impact on our customer relationships.

If our products do not effectively interoperate with our customers’ networks and result in cancellations and delays of installations, our business, financial condition and operating results could be harmed.

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must inter-operate with many or all of the products within these networks as well as future products in order to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software networking solutions to fix or overcome these errors so that our products will inter-operate and scale with the existing software and hardware, which could be costly and could negatively affect our business, financial condition, and operating results. In addition, if our products do not inter-operate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be canceled. This could materially adversely affect our business, financial condition, operating results, and future financial performance.

When our products contain undetected errors, we may incur significant unexpected expenses and could lose sales.

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product updates. We have experienced component problems in prior years that caused us to incur higher than expected warranty, service costs and expenses, and other related operating expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty, repair and replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue, and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, and such returns exceed the amount we accrued for defective returns, this would materially adversely affect our business, financial condition, operating results, and future financial performance.

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

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business, operating results and financial condition because our expense levels are based on our expectations as to future revenues and, to a large extent, are fixed in the short term. Under specified conditions, some third-party distributors are allowed to return products to us and unexpected returns could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

We may experience challenges or delays in forecasting, generating or recognizing revenue for a number of reasons and our revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including, but not limited to, the following:

•	our dependence on obtaining orders during a quarter and shipping those orders in the same quarter;
•	orders in our backlog could be cancelled by customers
•	decreases in the prices of the products we sell;
•	the mix of products sold and the mix of distribution channels through which products are sold;
•	acceptance provisions in customer contracts;
•	our ability to deliver installation or customer acceptance by the end of the quarter;
•	seasonal fluctuations in demand for our products and services;
•	a disproportionate percentage of our sales occurring in the last month of a quarter;
•	reduced visibility into the implementation cycles for our products and our customers’ spending plans;
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

Our credit facilities impose financial and operating restrictions on us and if we fail to meet our payment or other obligations under our 2023 Credit Agreement, as amended (as defined in Item 7, “Liquidity and Capital Resources”), the lenders under such 2023 Credit Agreement could foreclose on, and acquire control of, substantially all of our assets.

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

Our 2023 Credit Agreement may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing to achieve and maintain compliance with specified financial ratios under our 2023 Credit Agreement. We may not be able to access additional capital resources due to a variety of reasons, including the restrictive covenants in our 2023 Credit Agreement and the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition, operating results, and future growth prospects could be materially adversely affected.

Our indebtedness could expose us to interest rate risk to the extent of our variable rate debt.

Our 2023 Credit Agreement provides for interest to be calculated based on the prime rate, the federal funds rate and/or the secured overnight financing rate. The Federal Reserve increased interest rates in 2022 and 2023 and these increases could continue in 2024 or beyond. Increases in interest rates on which the 2023 Credit Agreement interest rates are based would increase interest rates on our debt, which could materially adversely impact our interest expense, operating results and cash flows.

Our revenues may decline as a result of changes in public funding of educational institutions.

A significant portion of our revenues comes from sales to both public and private K-12 educational institutions. Public schools receive funding from local tax revenues, and from state and federal governments through a variety of programs, many of which seek to assist schools located in underprivileged or rural areas. The funding for a portion of our sales to U.S.-based educational institutions comes from a federal funding program known as the E-Rate program. E-Rate is a program of the Federal Communications Commission (the “FCC”) that subsidizes the purchase of approved telecommunications, Internet access, and internal connection costs for eligible public educational institutions. The E-Rate program, its eligibility criteria, the timing and specific amount of federal funding actually available and which Wi-Fi infrastructure and product sectors will benefit, are uncertain and subject to final federal program approval and funding appropriation continues to be under review by the FCC, and we cannot assure that this program or its equivalent will continue, and as a result, our business may be harmed. Furthermore, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues due to changing economic conditions, our sales to educational institutions may be negatively impacted by these changed conditions. Any reduction in spending on information technology systems by educational institutions could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

We are exposed to the credit risk of our channel partners and direct customers, which could result in material losses.

Most of our sales are on an open credit basis, with standard payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the U.S. We monitor partners’ and direct end customers’ payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the end customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Any significant delay or default in the collection of significant accounts receivable could potentially result in an increased need for us to obtain working capital from other sources, possibly on less favorable terms than we could have negotiated if we had established such working capital resources prior to such delays or defaults. Any significant default could adversely affect our operating results and delay our ability to recognize revenue.

A material portion of our sales is derived through our distributors, systems integrators, and value-added resellers. Some of our distributors, systems integrators and value-added resellers may experience financial difficulties, which could adversely affect our collection of accounts receivable. Our exposure to credit risks of our channel partners may increase if our channel partners and their end customers are adversely affected by global or regional economic conditions. One or more of these channel partners could delay payments or default on credit extended to them, either of which could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and its stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Nasdaq. We may also be required to restate our financial statements from prior periods. Execution of restatements create a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in a materially adverse manner.

We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.

We have undertaken restructuring efforts in the past to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. We cannot assure that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business, financial condition, operating results and future financial performance could be materially adversely affected.

We may not realize anticipated benefits of past or future acquisitions, divestitures and strategic investments, and the integration of acquired companies or technologies may negatively impact our business, financial condition and operating results or dilute the ownership interests of our stockholders.

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

Our ability to realize the anticipated benefits of any current and future acquisitions, divestitures and investment activities also entail numerous risks, including, but not limited to:

•	difficulties in the assimilation and successful integration of acquired operations, sales functions, technologies, products, and/or personnel;
•	unanticipated costs, litigation or other contingent liabilities associated with the acquisition or investment transaction;
•

incurrence of acquisition- and integration-related costs, goodwill or in-process research and development impairment charges, or amortization costs for acquired intangible assets, that could negatively impact our business, financial condition, and operating results;

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

If any of these risks occur, it could have a material adverse impact on our business, financial condition, operating results and future financial performance.

Regulatory, Tax and Legal Risks

We are subject to complex tariff regulations, export control laws and economic and trade sanctions. If we fail to comply with these laws and regulations, we could incur penalties and sanctions from governments, and could be restricted from exporting products.

We are required to comply with laws, rules and regulations of the United States and other countries, as applicable, relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the U.S. Department of Commerce. These regulations restrict our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. Violations of these regulations, laws, or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or civil or criminal penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition, and operating results. For example, on October 7, 2022, we submitted voluntary disclosures to the U.S. Treasury Department’s Office of Foreign Assets Control, the Bureau of Industry and Security’s Office of Export Enforcement, and the Department of Justice (collectively, the “Agencies”) regarding the potential export and sale of certain of our networking equipment to end users in Russia subject to U.S. sanctions and export control restrictions. We are continuing our review of the matter in conjunction with outside counsel. Given the uncertainty of the outcome of the investigation, and the potential outcome of the Agencies’ determination, we cannot estimate at this time the possible loss or range of loss that may result from this action.

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

We are exposed to the risk of employee fraud or other misconduct. Local laws and customs in many countries differ significantly from, or conflict with, those in the United States or in other countries in which we operate. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies, procedures and training designed to ensure compliance with these U.S. and foreign laws and policies, there can be no complete assurance that any individual employee, contractor, channel partner, or agent will not violate our policies, procedures or applicable law, for which we may be ultimately held responsible. Misconduct by employees could include intentional failures to:

•	comply with securities laws and regulations or similar regulations of comparable foreign regulatory authorities;
•	comply with export controls and sanctions laws and regulations or similar regulations of comparable foreign regulatory authorities;
•	comply with anti-corruption laws such as the FCPA and regulations or similar regulations of comparable foreign regulatory authorities;
•	comply with internal controls that we have established;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Violations of these regulations, laws, or key control policies by our employees, contractors, channel partners, or agents could result in termination of our relationship, financial reporting problems, fines, and/or civil or criminal penalties for us and could have a material adverse effect on our business, financial condition, and operating results.

Our operating results may be negatively affected by legal proceedings.

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described above, we are currently parties to other litigation as described in Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have a material adverse effect on our business, financial condition, or operating results. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

Claims of infringement by others may increase and the resolution of such claims may materially adversely affect our business, financial condition, and operating results.

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

We believe even if we do not infringe the rights of others, we will incur significant expenses in the future due to defense of legal claims, disputes or licensing negotiations, though the amounts cannot be determined. These expenses could materially adversely affect our business, financial condition, and operating results.

We rely on the availability of third-party licenses.

Some of our products are designed to include software or other intellectual property, including open source software, licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products. Further, the failure to comply with the terms of any license, including free open source software, may result in our inability to continue to use such license, which could materially adversely affect our business, financial condition, operating results, and future financial performance.

Failure to protect our intellectual property could affect our business.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we cannot ensure that the actions we have taken will adequately protect our intellectual property rights or that other parties will not independently develop similar or competing products that do not infringe on our patents. With the advent of GenAI, there is a risk that when employees use GenAI tools, data will leak outside the Company that could lead to breach of confidentiality or a disclosure of trade secrets that are being developed.

We generally enter into confidentiality, invention assignment or license agreements with our employees, consultants and other third parties with whom we do business, and control access to and distribution of our intellectual property and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise misappropriate or use our products or technology, which could adversely affect our business, financial condition, and operating results.

Our provision for income taxes and overall cash tax costs are affected by a number of factors, including reorganizations or restructurings of our business, jurisdictional revenue mix and changes in tax regulations or policy, all of which could materially adversely affect our business, financial condition and operating results.

We are a multinational company subject to income tax as well as non-income-based taxes in various jurisdictions including Ireland, where we have an operating company supporting our business in most non-U.S. jurisdictions. Our income taxes are subject to volatility and could be adversely affected by several factors including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates, expiration of or lapses in the research and development tax credit laws, transfer pricing adjustments with respect to our methods for valuing developed technology or intercompany arrangements in the various jurisdictions we do business, tax effects of nondeductible compensation, including stock-based compensation, changes in accounting principles and imposition of withholding or other taxes on payments by subsidiaries or customers.

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

The Organization for Economic Co-operation and Development (“OECD”), an international association comprised of 38 countries including the United States and Ireland, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized and adopted by associated countries, will not have a materially adverse impact on our provision for income taxes. Substantially all member countries of the OECD agreed to certain tax principles, including a global minimum tax of 15%. In December 2022, the Council of the European Union adopted the global minimum tax initiative for enactment by European Union member states. EU members will be required to enact local laws in 2023, which are intended to be effective for tax years beginning after December 31, 2023. Many countries are also actively considering changes to existing tax laws and rates or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate the business. We have assessed the impacts of these new rules in the countries where we currently operate and do not currently anticipate a material impact to our tax liabilities, however, we can provide no assurance that our tax liabilities will not be materially impacted in the future under this initiative.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to IRC Section 174 depending on whether the expenditure is recorded in the U.S. or a foreign jurisdiction. Although the U.S. Congress has been considering legislation that would defer the capitalization and amortization requirement to later years, there has been little recent discussion and we have no assurance the provision will be repealed or modified. Given the requirement was not repealed or modified as of June 30, 2023, our existing U.S. net operating losses were fully utilized during fiscal 2023, and we are now subject to U.S. cash tax on profits. In addition, our effective tax rate will materially increase as we made an accounting policy election to treat GILTI as a period cost (i.e., recorded when incurred) in 2018 when the GILTI rules were introduced. Our research and development expenditures are shared by our U.S. parent and Irish principal company and as such, the disallowed deduction will drive up our GILTI inclusion associated with Ireland, which in turn will increase our effective tax rate. Additionally, a change in our future effective tax rate, including from the release of the valuation allowances recorded against our net U.S. and Irish deferred tax assets may create volatility in our calculated tax expense.

Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service, Irish Revenue, and other tax authorities globally. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, there is no assurance our assessments are, in fact, adequate. Changes in our effective tax rates or amounts assessed upon examination of our tax returns may have a material adverse impact on our business, financial condition, and operating results.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts and information we process for or on behalf of our customers in the course of our business. We are therefore subject to certain laws, regulations and other requirements relating to the privacy, security, and handling of Personal Information either directly or where we are processing Personal Information for or on behalf of our customers or another third party. For example, the General Data Protection Regulation, and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.

The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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

Our bylaws, as amended, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholders to us, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws further provide that the federal district courts of the United States shall be the exclusive forum for any cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees and stockholders. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.

Compliance with laws, rules and regulations relating to corporate governance and public disclosure may result in additional expenses.

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we are making investments to evaluate current practices and to continue to achieve compliance, which investments may have a material adverse impact on our business, financial condition, and operating results.

General

Natural or man-made disasters, climate change, acts of war or terrorism, pandemics, technological disruptions or other events beyond our control could disrupt our operations and harm our business, financial condition and operating results.

We have major offices in Morrisville, North Carolina, San Jose, California, Salem, New Hampshire, Bangalore, India, Thornhill, Canada, Shannon, Ireland and Reading, United Kingdom. We have, or plan to have, contract manufacturers located in Taiwan, Vietnam, the Philippines, and Thailand. Historically, each location has been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, and severe storms, which could disrupt the local or even global economy, create power and communication disruptions, and pose physical risks to property belonging to us or our contract manufacturers. Global shipping could be disrupted by such events, which would impede our ability to get product to our customers. Climate change may exacerbate the frequency or severity of some natural disasters.

Regulations related to climate change and/or greenhouse gas emissions could have an impact on our supply chain, business operations, and regulatory compliance requirements. Customers or potential customers may impose climate change-related requirements on us that are costly or may require us to forego certain revenue.

Civil unrest, riots, pandemics, acts of terrorism, and other systemic disruptions could disrupt demand for products, supply chain, or distribution and could negatively impact our costs or revenue. Such disruptions to the availability or integrity of utilities, transportation infrastructure, or the internet could have significant macroeconomic impacts, decreasing demand for our products and impacting our ability to get them to market. As a result, our business, financial situation, and operating results could be negatively affected.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program, include, but are not limited to the following:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, suppliers, and vendors based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – System security risks, data breaches, and cyberattacks could compromise our proprietary information, disrupt our internal operations, impact services to customers, and harm public perception of our products, which could materially adversely affect our business, financial condition, operating results, and future growth prospects”.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from our Chief Information Security Officer (“CISO”) regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential. The Chief Information Officer (“CIO”) and CISO periodically report to the full Board regarding cybersecurity risks and our cyber risk management program. Board members periodically receive presentations on cybersecurity topics from our CIO, our CISO, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CIO and our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO and CISO collectively have over five decades of IT and cybersecurity experience in technology companies, including two decades in senior-level leadership roles. Additionally, our CISO holds Certified Information Security Manager and Certified in Risk and Information Systems Control certifications, They are assisted by a cross-functional Information Security Steering Committee.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters is located in Morrisville, North Carolina where we currently lease approximately 54,530 square feet of space under a lease agreement that expires in fiscal year 2031.

In addition to our headquarters in Morrisville, we lease additional sites in the United States, including in Salem, New Hampshire and San Jose, California for research and development, sales and marketing and administrative purposes. Outside the United States, we also lease facilities in other geographic locations for research and development, sales and service personnel and administration, including other cities in the Americas, EMEA and APAC, such as Bangalore, India, Chennai, India, Markham, Canada, Reading, United Kingdom, Shannon, Ireland and other locations.

As of June 30, 2024, we have an aggregate of approximately 0.5 million square feet of leased space with various expiration dates between fiscal year 2025 and fiscal 2033. We are continuously evaluating our leased locations. As leases expire, we analyze key metrics such as attendance and usage when determining whether to extend the lease, reduce the size of the facility or allow the lease to expire.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

Our shares of common stock trades on the Nasdaq Global Select Market and commenced trading on Nasdaq on April 9, 1999 under the symbol “EXTR”.

As of August 9, 2024, there were 155 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our year ended June 30, 2024 Annual Meeting of Stockholders no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the three months ended June 30, 2024.

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

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and the NASDAQ US Benchmark Computer Hardware TR Index commencing July 1, 2019 and ending on June 30, 2024. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

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

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Extreme is a leading provider of cloud networking solutions and industry leading services and support. Extreme designs, develops and manufactures wired, wireless, and SD-WAN infrastructure equipment. The Company's cloud solution is a single platform that offers unified network management of wireless access points, switches and SD-WAN. It leverages ML, AI Operations, and analytics to help customers deliver secure connectivity at the edge of the network, speed cloud deployments, and uncover actionable insights to save time, lower costs and streamlines operations.

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

A direction affecting the Enterprise Network Equipment market is the continued adoption of the cloud-managed enterprise WLAN in the enterprise market. Hybrid cloud is a cloud computing environment which uses a mix of on-premises, private cloud, and third-party, public cloud services with orchestration between multiple platforms. We introduced our Cloud offering in 2016 and in August 2019 acquired Aerohive Networks, Inc to enhance our Cloud strategy with a 3rd generation Cloud platform and to accelerate adoption of hybrid cloud networking solutions in the Enterprise. We believe Extreme’s enhanced Cloud solution is the only offering in the market that seamlessly integrates the cloud with on-premises infrastructures and enables visibility from the edge to everywhere. See Part 1, Item 1. Business, for additional discussion of our business.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2024” or “2024"; “fiscal 2023” or “2023”; “fiscal 2022” or “2022” represent the fiscal years ended, respectively.

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

Results of Operations

The following is a summary of our results of operations during the fiscal year ended June 30, 2024:

•
Net revenues of $1,117.2 million, decreased 14.9% from fiscal 2023 net revenues of $1,312.5 million.
•
Product revenues of $699.3 million, decreased 25.0% from fiscal 2023 product revenues of $932.5 million.
•
Subscription and support revenues of $417.9 million, increased 10.0% from fiscal 2023 subscription and support revenues of $380.0 million.
•
Total gross margin of 56.5% of net revenues in fiscal 2024, compared to 57.5% in fiscal 2023.
•
Operating loss of $65.2 million in fiscal 2024, compared to operating income of $108.3 million in fiscal 2023.
•
Net loss was $86.0 million in fiscal 2024, compared to net income of $78.1 million in fiscal 2023.
•
Cash flow provided by operating activities of $55.5 million, compared to cash flow provided by operating activities of $249.2 million in fiscal 2023, a decrease of $193.7 million. Cash and cash equivalents were $156.7 million as of June 30, 2024, a decrease of $78.1 million, compared to $234.8 million at the end of fiscal 2023.

The Company’s reported loss per share for the year ended June 30, 2024, of $0.66 on the Company’s Consolidated Statement of Operations included within this report differs by a $0.01 as compared to the loss per share of $0.65 as reported on the Company’s Form 8-K filed with the SEC on August 7, 2024, due to a correction in shares used in the loss per share calculation for that period.

Net Revenues

The following table presents net product and subscription and support revenues for the fiscal years ended June 30, 2024, 2023 and 2022 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Net revenues:
Product	$699,257	$932,454	$(233,197)	(25.0)%	$932,454	$761,721	$170,733	22.4%
Percentage of net revenues	62.6%	71.0%			71.0%	68.5%
Subscription and support	417,946	380,000	37,946	10.0%	380,000	350,600	29,400	8.4%
Percentage of net revenues	37.4%	29.0%			29.0%	31.5%
Total net revenues	$1,117,203	$1,312,454	$(195,251)	(14.9)%	$1,312,454	$1,112,321	$200,133	18.0%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings which includes SaaS offerings, maintenance contracts, professional services and training for our products. Prior to fiscal 2024, we referred to subscription and support revenue as “service and subscription revenue;” however, the composition of subscription and support revenue has not been modified.

Product revenues decreased $233.2 million or 25.0% for the year ended June 30, 2024, compared to fiscal 2023. The product revenues decrease for the year ended June 30, 2024 as compared to fiscal 2023 was primarily driven by lower bookings and shipments as well as elongated sales cycles to end customers and lower channel sell-through caused by easing of supply chain constraints and current macroeconomic conditions.

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

Subscription and support revenues increased $37.9 million or 10.0% for the year ended June 30, 2024, compared to fiscal 2023. The increase in subscription and support revenues was primarily due to increased adoption of our cloud network management solutions, higher attachment rates of cloud support services on product sales, and continued growth in our subscription business.

Subscription and support revenues increased $29.4 million or 8.4% for the year ended June 30, 2023, compared to fiscal 2022. The increase in subscription and support revenues was primarily due to the growth in our subscription business.

We operate in three regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the total net revenues geographically for the fiscal years ended June 30, 2024, 2023 and 2022 (in thousands, except percentages):

	Year Ended				Year Ended
Net Revenues	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Americas:
United States	$581,141	$572,927	$8,214	1.4%	$572,927	$503,635	$69,292	13.8%
Other	46,578	84,108	(37,530)	(44.6)%	84,108	44,608	39,500	88.5%
Total Americas	627,719	657,035	(29,316)	(4.5)%	657,035	548,243	108,792	19.8%
Percentage of net revenues	56.2%	50.1%			50.1%	49.3%
EMEA	421,966	559,669	(137,703)	(24.6)%	559,669	477,081	82,588	17.3%
Percentage of net revenues	37.8%	42.6%			42.6%	42.9%
APAC	67,518	95,750	(28,232)	(29.5)%	95,750	86,997	8,753	10.1%
Percentage of net revenues	6.0%	7.3%			7.3%	7.8%
Total net revenues	$1,117,203	$1,312,454	$(195,251)	(14.9)%	$1,312,454	$1,112,321	$200,133	18.0%

We rely upon multiple channels of distribution, including distributors, direct resellers, OEMs and direct sales. Revenues through our distributor channel were 85% of total product revenues in fiscal 2024, 83% of total product revenues in fiscal 2023 and 80% of total product revenue in fiscal 2022.

The level of sales to any one customer, including a distributor, may vary from period to period.

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and subscription and support revenues and the gross profit percentage of net revenues for the fiscal years ended June 30, 2024, 2023 and 2022 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Gross profit:
Product	$333,498	$506,159	$(172,661)	(34.1)%	$506,159	$401,159	$105,000	26.2%
Percentage of product revenues	47.7%	54.3%			54.3%	52.7%
Subscription and support	297,333	248,561	48,772	19.6%	248,561	228,779	19,782	8.6%
Percentage of subscription and support revenues	71.1%	65.4%			65.4%	65.3%
Total gross profit	$630,831	$754,720	$(123,889)	(16.4)%	$754,720	$629,938	$124,782	19.8%
Percentage of net revenues	56.5%	57.5%			57.5%	56.6%

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

Product gross profit decreased to $333.5 million for the year ended June 30, 2024, from $506.2 million in fiscal 2023, primarily due to lower product revenues as well as an additional provision for excess and obsolete inventory and loss on supplier commitments of $64.5 million partially offset by lower amortization of intangibles due to certain intangibles being fully amortized, lower distribution costs due to easing of supply chain constraints, lower warranty reserves cost, and lower overhead costs. The increase in the provisions for excess and obsolete inventory and loss on supplier commitments during fiscal 2024 was primarily for certain of our older products which are scheduled to go end of sale during the Company’s fiscal year 2025 and for which excess of such inventories is beyond the demand forecast.

Product gross profit increased to $506.2 million for the year ended June 30, 2023, from $401.2 million in fiscal 2022, primarily due to increased product revenues along with lower amortization of intangibles of $3.8 million due to certain intangibles being fully amortized, and lower distribution costs of $1.1 million due to easing of supply chain constraints, partially offset by higher direct product costs, higher excess and obsolete inventory charges of $6.3 million and higher warranty reserves cost of $2.1 million.

Our cost of subscription and support revenues consist primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts as well as third-party professional services costs, data center costs and cloud hosting service costs.

Subscription and support gross profit increased to $297.3 million for the year ended June 30, 2024, from $248.6 million in fiscal 2023, primarily due to higher subscription and support revenues and lower headcount partially offset by higher professional services fees and increased cloud service costs.

Subscription and support gross profit increased to $248.6 million for the year ended June 30, 2023, from $228.8 million in fiscal 2022, primarily due to higher subscription and support revenues partially offset by higher professional services fees and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the fiscal years ended June 30, 2024, 2023 and 2022 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2024	June 30, 2023	$ Change	% Change	June 30, 2023	June 30, 2022	$ Change	% Change
Research and development	$211,931	$214,270	$(2,339)	(1.1)%	$214,270	$190,591	$23,679	12.4%
Sales and marketing	345,802	336,906	8,896	2.6%	336,906	294,470	42,436	14.4%
General and administrative	99,938	89,934	10,004	11.1%	89,934	68,697	21,237	30.9%
Acquisition and integration costs	—	390	(390)	(100.0)%	390	7,009	(6,619)	(94.4)%
Restructuring and related charges	36,321	2,860	33,461	1,170.0%	2,860	1,748	1,112	63.6%
Amortization of intangible assets	2,041	2,047	(6)	(0.3)%	2,047	3,235	(1,188)	(36.7)%
Total operating expenses	$696,033	$646,407	$49,626	7.7%	$646,407	$565,750	$80,657	14.3%

The following table highlights our operating expenses and operating income as a percentage of net revenues for the fiscal years ended June 30, 2024, 2023 and 2022:

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Research and development	19.0%	16.3%	17.1%
Sales and marketing	31.0%	25.7%	26.5%
General and administrative	8.9%	6.9%	6.2%
Acquisition and integration costs	—	—	0.6%
Restructuring and related charges	3.3%	0.2%	0.2%
Amortization of intangible assets	0.2%	0.2%	0.3%
Total operating expenses	62.3%	49.2%	50.9%
Operating income (loss)	(5.8)%	8.3%	5.8%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which includes compensation, benefits and stock-based compensation), consultant fees and engineering expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $2.3 million or 1.1% for the year ended June 30, 2024 as compared to fiscal 2023, primarily due to a $2.8 million decrease in personnel costs due to lower compensation and benefits costs, a $2.9 million decrease in non-recurring engineering project costs, offset by a $3.4 million increase in contractor costs.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs (which includes compensation, benefits and stock-based compensation) and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $8.9 million or 2.6% for the year ended June 30, 2024, as compared to fiscal 2023, primarily due to a $1.5 million increase in personnel costs due to higher salaries and benefits costs, a $7.2 million increase in sales promotions and marketing related expenses, and a $1.2 million increase in professional fees offset by a $1.0 million decrease in other costs primarily related to contractor costs and travel costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which includes compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $10.0 million or 11.1% for the year ended June 30, 2024, as compared to fiscal 2023, primarily due to a $2.5 million increase in personnel costs due to higher salaries and benefits costs, a $3.4 million increase in professional fees primarily related to legal and litigation matters, a $4.3 million increase in system transition costs, and a $2.4 million increase in third-party licensing fees, partially offset by a $2.6 million decrease in other expenses primarily for depreciation expense.

General and administrative expenses increased by $21.2 million or 30.9% for the year ended June 30, 2023, as compared to fiscal 2022, primarily due to a $10.1 million increase in personnel costs due to higher compensation and benefits costs primarily related to share-based compensation and higher headcount, a $6.2 million increase in professional fees primarily for legal fees, a $5.1 million increase for litigation settlement charges, a $0.9 million increase in system transition costs, partially offset by a $1.2 million decrease in other expenses primarily for travel and facilities related costs.

Acquisition and Integration Costs

The Company did not incur any acquisition or integration costs during the fiscal year ended June 30, 2024.

For fiscal 2023, the Company incurred $0.4 million of acquisition and integration costs which consisted primarily of professional fees and certain compensation charges related to the acquisition of Ipanema in fiscal year 2022.

For fiscal 2022, the Company incurred $7.0 million of acquisition and integration costs which consisted primarily of professional fees for product integration, system integration, financial, legal and advisory services related to the acquisition of Ipanema.

Restructuring and Related Charges

During the fiscal years ended June 30, 2024, 2023 and 2022, we recorded restructuring and related charges of $36.3 million, $2.9 million and $1.7 million, respectively.

Fiscal year 2024

During fiscal 2024, the Company recorded $36.3 million of restructuring charges which were primarily related to severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q1 2024 Plan”, “Q2 2024 Plan”, and "Q3 2024 Plan", each as described in Note 15, Restructuring and Related Charges, in Notes to the Consolidated Financial Statements included elsewhere in this Report.

Fiscal year 2023

During fiscal 2023, the Company recorded $2.9 million of restructuring charges which was primarily comprised of $2.0 million of facility related charges related to our previously impaired facilities and $0.9 million in charges associated with our restructuring plan initiated in the third quarter of fiscal 2023 to transform our business and facilities infrastructure.

Fiscal year 2022

During fiscal 2022, the Company recorded $1.7 million of restructuring charges which was primarily comprised of facility related charges. The facility restructuring charges included some impairment charges and additional facilities expenses related to previously impaired facilities. During fiscal 2022, the Company completed the reduction-in-force action initiated in the third quarter of fiscal 2020.

Amortization of Intangible Assets

During the fiscal years ended June 30, 2024, 2023 and 2022, we recorded $2.0 million, $2.0 million and $3.2 million, respectively, of amortization expense in operating expenses primarily for certain intangibles related to the acquisitions of the Ipanema, and Aerohive businesses. There were no acquisitions or impairments of intangible assets during fiscal year 2024. The decrease in amortization expense in fiscal 2023 from fiscal 2022 was primarily due to certain acquired intangibles from previous acquisitions becoming fully amortized.

Interest Income

Interest income was $4.6 million, $3.2 million and $0.4 million in fiscal years ended June 30, 2024, 2023 and 2022, respectively. Interest income increased across each of the periods primarily due to higher interest earned on cash deposits.

Interest Expense

We incurred $17.0 million, $17.4 million, and $12.8 million of interest expense for fiscal years ended June 30, 2024, 2023 and 2022, respectively. The decrease in interest expense in fiscal year ended June 30, 2024 as compared to fiscal 2023 was primarily driven by lower carrying balances under the 2023 Credit Agreement. The increase in interest expense in fiscal year ended June 30, 2023 as compared to fiscal 2022 was primarily driven by higher average rates under our Credit Agreements and write-off of the unamortized deferred financing costs related to our 2019 Credit Agreement, as we amended the 2019 Credit Agreement and entered into the 2023 Credit Agreement during June 2023. For a discussion of our credit agreements, see the section titled "Liquidity and Capital Resources" below.

Other Income, net

We had other income, net of less than $0.1 million, $0.1 million, and $0.4 million in fiscal years ended June 30, 2024, 2023 and 2022, respectively. The other income, net for fiscal years ended June 30, 2024, 2023 and 2022 was primarily due to foreign exchange gains from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of (i) GILTI, (ii) the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions, (iii) foreign income taxes of our international subsidiaries, and (iv) U.S. state taxes. For the fiscal years ended June 30, 2024, 2023 and 2022, we recorded income tax provisions of $8.5 million, $16.0 million, and $7.9 million respectively.

For fiscal 2024, 2023 and 2022, our tax provision is primarily related to (i) taxes on our foreign operations, including foreign withholding taxes remitted to foreign tax authorities by customers on our behalf, (ii) tax expense related to the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business and (iii) state taxes in states where we have exhausted available Net Operating Losses or are subject to certain franchise taxes qualifying as income tax under the relevant tax accounting guidance. In addition, our tax provision for the fiscal year ended June 30, 2024 included $1.3 million of U.S. federal tax.

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

Revenue Recognition

We derive the majority of our revenue from sales of our networking equipment, with the remaining revenue generated from software delivered as a service (“SaaS”) and support fees relating to maintenance contracts, professional services, and training for our products. We sell our products and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock our products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users. Products and services may be sold separately or in bundled packages.

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

Our performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of our product sales revenues are recognized at a point in time and our subscription and support revenues are recognized over time. For revenues recognized over time, we use an input measure, days elapsed, to measure progress.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash and cash equivalents (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$156,699	$234,826

As of June 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $156.7 million, accounts receivable, net of $89.5 million and available borrowings under our five-year 2023 Revolving Facility (as defined below) of $135.8 million. We anticipate our principal uses of cash and cash equivalents for fiscal 2025 will be purchases of finished goods inventory from our contract manufacturers, payroll, share repurchases, payments under debt obligations and related interest, payments under lease obligations, purchases of property and equipment and other operating expenses related to the development and marketing of our products. We believe that our existing cash and cash equivalents, cash flows from operations, and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months. We are not currently aware of any material cash requirements beyond the next 12 months other than those described above for fiscal 2024 and our known contractual obligations. See the section titled “Contractual Obligations” below.

On May 18, 2022, our Board of Directors authorized a share repurchase program with authorization to repurchase up to $200.0 million of our common stock over a three-year period beginning in our fiscal year commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. The current repurchase authorization supersedes and replaces any previously authorized repurchase programs. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The repurchase program does not obligate Extreme to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the year ended June 30, 2024, we repurchased a total of 2,365,220 shares of common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. As of June 30, 2024, we have $50.3 million available under our share repurchase program.

On August 9, 2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among Extreme, as borrower, several banks and other financial institutions as Lenders, BMO Capital Markets Corp., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. On June 22, 2023, we entered into the Second Amended and Restated Credit Agreement (the “2023 Credit Agreement) by and among Extreme, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, BOFA Securities, Inc.., JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “Term Facility”), ii) a $150.0 million five-year revolving credit facility (the “Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million plus an unlimited amount that is subject to pro forma compliance with a specified Consolidated Leverage Ratio tests. We may use proceeds of the loans for working capital and general corporate purposes. On June 22, 2023, the Company borrowed $25.0 million against its $150.0 million revolving credit, which was subsequently paid off on July 7, 2023. During the quarter ended June 30, 2024, the Company borrowed and subsequently repaid $30.0 million against its $150.0 million revolving credit facility.

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

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows for the fiscal years ended June 30, 2024, 2023 and 2022 (in thousands):

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Net cash provided by operating activities	$55,486	$249,212	$128,177
Net cash used in investing activities	(18,121)	(13,800)	(84,950)
Net cash used in financing activities	(114,978)	(194,783)	(94,663)
Foreign currency effect on cash and cash equivalents	(514)	(325)	(936)
Net increase (decrease) in cash and cash equivalents	$(78,127)	$40,304	$(52,372)

Cash and cash equivalents were $156.7 million at June 30, 2024, representing a decrease of $78.1 million from $234.8 million at June 30, 2023. This decrease was primarily due to cash used in financing activities of $115.0 million mainly as a result of payments for borrowings under the 2023 Credit Agreement and share repurchases as well as cash used in investing activities of $18.1 million primarily for the purchase of property and equipment, which is offset by cash provided by operating activities of $55.5 million.

Cash and cash equivalents were $234.8 million at June 30, 2023, representing an increase of $40.3 million from $194.5 million at June 30, 2022. This increase was primarily due to cash provided by operating activities of $249.2 million, which is offset by cash used in financing activities of $194.8 million mainly as a result of payments on the 2019 Initial Term Loan and share repurchases and cash used in investing activities of $13.8 million primarily for the purchase of property and equipment.

Net Cash Provided by Operating Activities

Cash provided by operating activities during the fiscal year ended June 30, 2024 was $55.5 million. Factors contributing to cash provided by operating activities were the net loss of $86.0 million, non-cash expenses of $187.6 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in account receivable and increases in deferred revenue and other current liabilities. These amounts were partially offset by increases in inventories and prepaid expenses and other assets and decreases in accounts payable, accrued compensation and benefits, and operating lease liabilities.

Cash provided by operating activities during the fiscal year ended June 30, 2023 was $249.2 million. Factors contributing to cash provided by operating activities were net income of $78.1 million, non-cash expenses of $104.6 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included decrease in account receivable and increases in accounts payable, accrued compensation and deferred revenue. These amounts were partially offset by increases in inventories and prepaid expenses and other assets and decreases in operating lease liabilities.

Cash provided by operating activities during the fiscal year ended June 30, 2022 was $128.2 million. Factors contributing to cash provided by operating activities were net income of $44.3 million, non-cash expenses of $104.0 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included increases in accounts payable and deferred revenue. These amounts were partially offset by increases in accounts receivable, inventories and prepaid expenses and other assets and decreases in accrued compensation, current and long-term liabilities and operating lease liabilities.

Net Cash Used in Investing Activities

Cash used in investing activities during the fiscal year ended June 30, 2024 was $18.1 million for the purchases of property and equipment.

Cash used in investing activities during the fiscal year ended June 30, 2023 was $13.8 million for the purchases of property and equipment.

Cash used in investing activities during the fiscal year ended June 30, 2022 was $85.0 million, primarily due to the payment of $69.5 million (net of cash acquired) for the acquisition of Ipanema and $15.4 million for purchases of property and equipment.

Net Cash Used in by Financing Activities

Cash used in financing activities during the fiscal year ended June 30, 2024 was $115.0 million due primarily to share repurchases of $49.9 million, payments on the 2023 Revolving Facility of $55.0 million, debt repayments of $10.0 million and a $30.1 million payment for taxes on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”). The amounts were partially offset by cash received of $30.0 million from borrowings under the 2023 Revolving Facility.

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

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in 2024, primarily due to changes in exchange rates between the U.S. Dollar and particularly the Indian Rupee, U.K. Pound, and the Euro.

Contractual Obligations

As of June 30, 2024, we have contractual obligations for debt obligations, purchase obligations, lease obligations and other obligations.

Our debt obligations relate to amounts owed under our 2023 Credit Agreement. As of June 30, 2024, we have $190.0 million of debt outstanding which is payable in quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 8, Debt, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of June 30, 2024, we have non-cancelable commitments to purchase $38.2 million of inventory. See Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of June 30, 2024, the value of our obligations under operating leases was $61.9 million. See Note 9, Leases, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our lease obligations.

We have contractual commitments with our suppliers which represent commitments for future services. As of June 30, 2024, we have contractual commitments of $25.9 million that are due through our fiscal year 2027.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We do not have any material commitments for capital expenditures as of June 30, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial debt and foreign currencies. As of June 30, 2024, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the 2023 Credit Agreement, which is described in Note 8, Debt, in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. As of June 30, 2024, we had $190.0 million of debt outstanding, all of which was from the 2023 Credit Agreement. Through the end of our fiscal year 2024, the average daily outstanding amount was $199.2 million with a high of $225.0 million and a low of $190.0 million. As of June 30, 2024 we have not entered into any derivative instruments to hedge the impact of the changes in variable interest rates under our 2023 Credit Agreement.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2024, on the outstanding borrowings under the 2023 Credit Agreement as of June 30, 2024, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of June 30, 2024	100 bps	50 bps
Debt	$(1,992)	$(996)	$199,221	$1,992	$996

* Underlying interest rate was 7.44% as of June 30, 2024.

Exchange Rate Sensitivity

A majority of our sales and our expenses are denominated in U.S. Dollars. While we conduct sale transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of June 30, 2024 and June 30, 2023, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $31.3 million and $3.4 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in "other income, net." For the fiscal years ended June 30, 2024, 2023, and 2022, the net losses recorded in the consolidated statement of operations from these contracts were $0.3 million, $0.4 million, and $1.4 million, respectively. There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2024 and 2023.

For the fiscal year ended June 30, 2024, 2023 and 2022 the Company recorded foreign currency transaction gains from operations of $0.6 million, $0.8 million and $1.7 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 16, 2024 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Inventory Valuation - Net Realizable Value of Inventory

As described further in Note 2 to the financial statements, the Company values its inventory at the lower of cost or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, when conditions exist that suggest that inventory is obsolete or may be in excess of anticipated demand based upon assumptions about future demand. We identified the net realizable value of inventory for certain product categories as a critical audit matter.

The principal consideration for our determination that the net realizable value of inventory is a critical audit matter is that the estimates made in the assessment of the valuation of inventory involves significant judgments. Evaluating the appropriateness of these estimates requires a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the net realizable value of inventory included the following, among others:

•
Tested the design and operating effectiveness of controls over the Company’s estimation of excess and obsolete inventory.
•
Tested the completeness and accuracy of the underlying data used in forming the estimate
•
Challenged management’s expectation to sell certain inventory by assessing the reasonableness of management’s planned actions through independent corroboration.
•
Inquired of product line managers and examined product roadmaps to determine whether new product launches would contradict management's assumptions that they could sell inventory with limited future product demand.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

August 16, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2024, and our report dated August 16, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

San Francisco, California

August 16, 2024

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$156,699	$234,826
Accounts receivable, net	89,518	182,045
Inventories	141,032	89,024
Prepaid expenses and other current assets	79,677	70,263
Total current assets	466,926	576,158
Property and equipment, net	43,744	46,448
Operating lease right-of-use assets, net	44,145	34,739
Goodwill	393,709	394,755
Intangible assets, net	10,613	16,063
Other assets	83,457	73,544
Total assets	$1,042,594	$1,141,707
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,423	$99,724
Accrued compensation and benefits	42,064	71,367
Accrued warranty	10,942	12,322
Current portion of deferred revenue	306,114	282,475
Current portion of long-term debt, net of unamortized debt issuance costs of $674 and $674, respectively	9,326	34,326
Current portion of operating lease liabilities	10,547	10,847
Other accrued liabilities	87,172	64,440
Total current liabilities	517,588	575,501
Deferred revenue, less current portion	268,909	219,024
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,735 and $2,409, respectively	178,265	187,591
Operating lease liabilities, less current portion	41,466	31,845
Deferred income taxes	7,978	7,747
Other long-term liabilities	3,106	3,247
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 148,503 and 143,629 shares issued, respectively; 130,284 and 127,775 shares outstanding, respectively	149	144
Additional paid-in-capital	1,220,379	1,173,744
Accumulated other comprehensive loss	(15,483)	(13,192)
Accumulated deficit	(941,962)	(855,998)
Treasury stock at cost, 18,219 and 15,854 shares, respectively	(237,801)	(187,946)
Total stockholders’ equity	25,282	116,752
Total liabilities and stockholders’ equity	$1,042,594	$1,141,707

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022

Net revenues:
Product	$699,257	$932,454	$761,721
Subscription and support	417,946	380,000	350,600
Total net revenues	1,117,203	1,312,454	1,112,321
Cost of revenues:
Product	365,759	426,295	360,562
Subscription and support	120,613	131,439	121,821
Total cost of revenues	486,372	557,734	482,383
Gross profit:
Product	333,498	506,159	401,159
Subscription and support	297,333	248,561	228,779
Total gross profit	630,831	754,720	629,938
Operating expenses:
Research and development	211,931	214,270	190,591
Sales and marketing	345,802	336,906	294,470
General and administrative	99,938	89,934	68,697
Acquisition and integration costs	—	390	7,009
Restructuring and related charges	36,321	2,860	1,748
Amortization of intangible assets	2,041	2,047	3,235
Total operating expenses	696,033	646,407	565,750
Operating income (loss)	(65,202)	108,313	64,188
Interest income	4,556	3,155	412
Interest expense	(16,986)	(17,385)	(12,789)
Other income, net	133	23	383
Income (loss) before income taxes	(77,499)	94,106	52,194
Provision for income taxes	8,465	16,032	7,923
Net income (loss)	$(85,964)	$78,074	$44,271

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$(0.66)	$0.60	$0.34
Net income (loss) per share – diluted	$(0.66)	$0.58	$0.33

Shares used in per share calculation – basic	129,288	129,473	129,437
Shares used in per share calculation – diluted	129,288	133,649	133,494

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Net income (loss)	$(85,964)	$78,074	$44,271
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	—	344	1,652
Reclassification adjustment related to interest rate swaps	—	(1,658)	796
Change in unrealized gains and losses on foreign currency forward contracts	—	—	205
Net change from derivatives designated as hedging instruments	—	(1,314)	2,653
Net change in foreign currency translation adjustments	(2,291)	(8,823)	(2,897)
Other comprehensive income (loss):	(2,291)	(10,137)	(244)
Total comprehensive income (loss)	$(88,255)	$67,937	$44,027

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2021	133,279	$133	$1,078,602	$(2,811)	(6,597)	$(43,113)	$(978,343)	$54,468
Net income	—	—	—	—	—	—	44,271	44,271
Other comprehensive loss	—	—	—	(244)	—	—	—	(244)
Issuance of common stock from equity incentive plans, net of tax withholding	6,463	7	(6,548)	—	—	—	—	(6,541)
Share-based compensation	—	—	43,362	—	—	—	—	43,362
Repurchase of stock	—	—	—	—	(3,882)	(44,973)	—	(44,973)
Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	78,074	78,074
Other comprehensive loss	—	—	—	(10,137)	—	—	—	(10,137)
Issuance of common stock from equity incentive plans, net of tax withholding	3,887	4	(5,144)	—	—	—	—	(5,140)
Share-based compensation	—	—	63,472	—	—	—	—	63,472
Repurchase of stock	—	—	—	—	(5,375)	(99,860)	—	(99,860)
Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net loss	—	—	—	—	—	—	(85,964)	(85,964)
Other comprehensive loss	—	—	—	(2,291)	—	—	—	(2,291)
Issuance of common stock from equity incentive plans, net of tax withholding	4,874	5	(30,128)	—	—	—	-	(30,123)
Share-based compensation	—	—	76,763	—	—	—	—	76,763
Repurchase of stock	—	—	—	—	(2,365)	(49,855)	—	(49,855)
Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(85,964)	$78,074	$44,271
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,134	19,888	20,215
Amortization of intangible assets	5,313	14,988	19,946
Reduction in carrying amount of right-of-use asset	11,455	12,248	14,929
Provision for credit losses	210	459	29
Share-based compensation	76,763	63,472	43,362
Deferred income taxes	80	407	682
Provision for excess and obsolete inventory(1)	71,068	7,305	1,053
Non-cash interest expense	1,060	1,145	4,443
Other	(2,496)	(8,056)	423
Changes in operating assets and liabilities:
Accounts receivable, net	92,316	1,593	(26,231)
Inventories(1)	(116,434)	(49,132)	(17,775)
Prepaid expenses and other assets	(21,212)	(1,368)	(4,469)
Accounts payable	(48,012)	14,733	23,810
Accrued compensation and benefits	(29,136)	17,137	(20,709)
Operating lease liabilities	(11,528)	(15,219)	(18,949)
Deferred revenue	76,240	90,102	44,635
Other current and long-term liabilities	11,629	1,436	(1,488)
Net cash provided by operating activities	55,486	249,212	128,177
Cash flows from investing activities:
Capital expenditures	(18,121)	(13,800)	(15,433)
Business acquisition, net of cash acquired	—	—	(69,517)
Net cash used in investing activities	(18,121)	(13,800)	(84,950)
Cash flows from financing activities:
Borrowings under revolving facility	30,000	25,000	—
Payments on revolving facility	(55,000)	—	—
Payments on debt obligations	(10,000)	(108,625)	(38,125)
Loan fees on borrowings	—	(3,158)	—
Repurchase of common stock	(49,855)	(99,860)	(44,973)
Payments for tax withholdings, net of proceeds from issuance of common stock	(30,123)	(5,140)	(6,541)
Payment of contingent consideration obligations	—	—	(1,024)
Deferred payments on an acquisition	—	(3,000)	(4,000)
Net cash used in financing activities	(114,978)	(194,783)	(94,663)
Foreign currency effect on cash and cash equivalents	(514)	(325)	(936)
Net increase (decrease) in cash and cash equivalents	(78,127)	40,304	(52,372)

Cash and cash equivalents at beginning of period	234,826	194,522	246,894
Cash and cash equivalents at end of period	$156,699	$234,826	$194,522

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,691	$13,093	$9,272
Cash paid for taxes, net	$15,613	$12,003	$7,776
Non-cash investing activities:
Unpaid capital expenditures	$4,084	$2,250	$1,756

_______________________

(1) The prior period amounts have been reclassified to conform to the current period presentation.

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2024” or “ 2024”; “fiscal 2023” or “2023”; “fiscal 2022” or “2022” represent the fiscal years ending, respectively.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with Topic 606, Revenue from Contracts with Customers. The Company derives revenues primarily from sales of its networking equipment, with the remaining revenues generated from software delivered as a service (“SaaS”) and support fees relating to maintenance contracts, professional services, and training for the products. The Company recognizes revenues when control of promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

See Note 3, Revenues, for further discussion.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with several financial institutions. These are financial institutions with reputable credit and therefore bear minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.

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

Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, when conditions exist that suggest that inventory is obsolete or may be in excess of anticipated demand based upon assumptions about future demand. At the point of the loss recognition, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Previously written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

Long-Lived Assets

Long-lived assets include (a) property and equipment, (b) operating lease right-of-use (“ROU”) assets, (c) capitalized software development costs (d) goodwill and intangible assets, and (e) other assets. Property and equipment, ROU assets, and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or asset groups may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of these assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

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

See Note 9, Leases, for further discussion.

(c) Capitalized Software Development Costs

Capitalization of software development costs for software to be sold, leased, or otherwise marketed begins when a product's technological feasibility has been established and ends when a product is available for general release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, costs incurred between achieving technological feasibility and product general availability have not been significant.

The Company capitalizes costs associated with internal-use software applications and systems during the application development stage. Such capitalized costs include external direct costs incurred in developing or obtaining the software applications and payroll and payroll-related costs for employees, who are directly associated with the development of the application. The

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company includes such internal-use software costs in the software category in property and equipment and amortizes these costs on a straight-line basis over an estimated useful life. The software development costs that the Company capitalized for the fiscal years ended June 30, 2024 and 2023 were not material.

(d) Goodwill and Intangible Assets

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were immaterial in fiscal years 2024, 2023 and 2022.

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

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on our consolidated financial statements and accompanying disclosures.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Revenues

Revenue Recognition

The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, maintenance contracts, and SaaS direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers. The second tier consists of non-stocking distributors and value-added resellers that sell directly to end-users. Products and subscription and support may be sold separately or in bundled packages.

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

At June 30, 2024, the Company had $575.0 million of remaining performance obligations, which are primarily comprised of deferred support and SaaS subscription revenues. The Company expects to recognize approximately 53% of this amount in fiscal 2025, an additional 23% percent in fiscal 2026 and the remaining 24% of the balance thereafter.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly or annually). The Company generally receives payments from its customers in advance of services being provided, resulting in deferred revenue. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The Company's total deferred revenue balances at June 30, 2024, 2023 and 2022 were $575.0 million, $501.5 million, and $401.6 million, respectively. Revenue recognized for the years ended June 30, 2024, 2023 and 2022, that was included in the deferred revenue balance at the beginning of each period was $275.7 million, $232.9 million, and $208.4 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining service contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $24.7 million and $20.0 million at June 30, 2024 and 2023, respectively which are included within “Other assets.” Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations. Amortization recognized during the years ended June 30, 2024, 2023 and 2022 was $10.9 million, $9.1 million and $7.5 million, respectively.

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

Disaggregation of Revenues: The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following tables set forth the Company’s revenues disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Year Ended June 30, 2024
Net Revenues	Distributor	Direct	Total
Americas:
United States	$315,281	$265,860	$581,141
Other	20,961	25,617	46,578
Total Americas	336,242	291,477	627,719
EMEA	250,213	171,753	421,966
APAC	9,234	58,284	67,518
Total net revenues	$595,689	$521,514	$1,117,203

	Year Ended June 30, 2023
Net Revenues	Distributor	Direct	Total
Americas:
United States	$306,240	$266,687	$572,927
Other	60,957	23,151	84,108
Total Americas	367,197	289,838	657,035
EMEA	390,495	169,174	559,669
APAC	19,384	76,366	95,750
Total net revenues	$777,076	$535,378	$1,312,454

	Year Ended June 30, 2022
Net Revenues	Distributor	Direct	Total
Americas:
United States	$237,163	$266,472	$503,635
Other	27,018	17,590	44,608
Total Americas	264,181	284,062	548,243
EMEA	325,290	151,791	477,081
APAC	17,517	69,480	86,997
Total net revenues	$606,988	$505,333	$1,112,321

For the years ended June 30, 2024, 2023 and 2022, the Company generated 11%, 13% and 12%, respectively, of its revenue from the Netherlands. No other foreign country accounted for 10% or more of the Company’s net revenue for the years ended June 30, 2024, 2023 and 2022.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues:

		Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Jenne, Inc.	22%	15%	16%
TD Synnex Corporation	21%	18%	20%
Westcon Group, Inc.	16%	20%	18%

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable, as of June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
Jenne, Inc.	64%	39%
ScanSource, Inc.	11%	10%
TD Synnex Corporation	*	10%
* Less than 10% of accounts receivable

The Company's net accounts receivable balance with Jenne, Inc. as of June 30, 2024 is current and the Company expects to collect the majority of this balance by October 31, 2024.

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

The results of operations of Ipanema are included in the accompanying consolidated results of operations for the year ended June 30, 2022. The overall results of operations of Ipanema were not material to the consolidated financial statements of Extreme.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the unaudited pro forma financial information (in thousands, except per share amounts):

Year Ended
June 30, 2022
Net revenue	$1,115,942
Net income	$53,659
Net income per share – basic	$0.41
Net income per share – diluted	$0.40
Shares used in per share calculation – basic	129,437
Shares used in per share calculation – diluted	133,494

5. Balance Sheet Components

Accounts Receivable, Net

The following table summarizes the Company's accounts receivable (in thousands):

	June 30, 2024	June 30, 2023
Accounts receivable	$327,859	$440,298
Customer rebates	(185,090)	(222,246)
Allowance for credit losses	(915)	(882)
Allowance for product returns	(52,336)	(35,125)
Accounts receivable, net	$89,518	$182,045

The following table summarizes the Company's allowance for credit losses (in thousands):

Description	Balance at beginning of period	Provision for expected credit losses	Deductions (1)	Balance at end of period
Year Ended June 30, 2024:
Allowance for credit losses	$882	$210	$(177)	$915
Year Ended June 30, 2023:
Allowance for credit losses	$695	$464	$(277)	$882
Year Ended June 30, 2022:
Allowance for credit losses	$986	$39	$(330)	$695
(1)
Uncollectible accounts written off, net of recoveries.

The following table summarizes the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2024:
Allowance for product returns	$35,125	$149,161	$(131,950)	$52,336
Year Ended June 30, 2023:
Allowance for product returns	$20,033	$104,028	$(88,936)	$35,125
Year Ended June 30, 2022:
Allowance for product returns	$17,371	$67,407	$(64,745)	$20,033

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

The following table summarizes the Company’s inventory by category (in thousands):

	June 30, 2024	June 30, 2023
Finished goods	$115,813	$78,180
Raw materials	25,219	10,844
Total inventories	$141,032	$89,024

Property and Equipment, Net

The following table summarizes the Company’s property and equipment by category (in thousands):

	June 30, 2024	June 30, 2023
Computers and equipment	$77,224	$81,612
Purchased software	60,717	51,444
Office equipment, furniture and fixtures	8,134	8,899
Leasehold improvements	47,880	48,943
Total property and equipment	193,955	190,898
Less: accumulated depreciation and amortization	(150,211)	(144,450)
Property and equipment, net	$43,744	$46,448

The Company recognized depreciation expense of $23.9 million during the fiscal year ended June 30, 2024, of which $5.9 million was recorded as restructuring and related charges in the consolidated statement of operations. Refer to Note 15, Restructuring and Related Charges, for further discussion. The Company recognized depreciation expense of $19.5 million, and $19.8 million related to property and equipment during the years ended June 30, 2023 and 2022, respectively.

Deferred Revenue

The following table summarizes the Company's contract liabilities which are shown as deferred revenue (in thousands):

	June 30, 2024	June 30, 2023
Deferred maintenance, support, and SaaS	$554,661	$486,075
Other deferred revenue	20,362	15,424
Total deferred revenue	575,023	501,499
Less: current portion	306,114	282,475
Non-current deferred revenue	$268,909	$219,024

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Balance at beginning of period	$12,322	$10,852	$11,623
Warranties assumed due to acquisition	—	—	41
New warranties issued	13,010	15,463	13,314
Warranty expenditures	(14,390)	(13,993)	(14,126)
Balance at end of period	$10,942	$12,322	$10,852

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$3,216	$—	$3,216
Foreign currency derivatives	—	18	—	18
Total assets measured at fair value	$—	$3,234	$—	$3,234
Liabilities
Foreign currency derivatives	$—	$71	$—	$71
Total liabilities measured at fair value	$—	$71	$—	$71

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$7,151	$—	$7,151
Foreign currency derivatives	—	31	—	31
Total assets measured at fair value	$—	$7,182	$—	$7,182

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

As of June 30, 2024 and June 30, 2023 the Company had investment in certificates of deposit of $3.2 million and $7.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of June 30, 2024 and June 30, 2023, their fair value approximated their amortized cost.

As of June 30, 2024 and June 30, 2023, foreign exchange forward currency contracts not designated as hedging instruments had notional principal amounts of $31.3 million and $3.4 million, respectively. These contracts have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in other income, net in the consolidated statements of operations. For the years ended June 30, 2024, 2023 and 2022 the net losses recorded in the consolidated statements of operations from these contracts were approximately $0.3 million, $0.4 million, and $1.4 million, respectively. There were no outstanding foreign exchange forward contracts that were designated as hedging instruments at June 30, 2024 and 2023. See Note 14, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the 2023 Credit Agreement (as defined in Note 8) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2023 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $190.0 million and $225.0 million as of June 30, 2024 and 2023, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. As of June 30, 2024 and June 30, 2023 the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended June 30, 2024 and 2023. There were no impairments recorded during the years ended June 30, 2024, 2023, or 2022.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2024	June 30, 2023
Balance at beginning of period	$394,755	$400,144
Foreign currency translation	(1,046)	(5,389)
Balance at end of period	$393,709	$394,755

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2024
Developed technology	3.0 years	$169,247	$162,708	$6,539
Customer relationships	2.0 years	64,671	60,776	3,896
Trade names	0.0 years	10,700	10,700	—
License agreements	2.4 years	1,282	1,104	178
Total intangible assets, net*		$245,901	$235,288	$10,613
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2023
Developed technology	4.1 years	$169,460	$159,592	$9,868
Customer relationships	3.4 years	64,839	58,894	5,945
Trade names	0.0 years	10,700	10,700	—
License agreements	3.4 years	2,445	2,195	250
Total intangible assets, net*		$247,444	$231,381	$16,063
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Amortization of intangible assets in “Total cost of revenues”	$3,272	$12,941	$16,711
Amortization of intangible assets in “Total operating expenses”	2,041	2,047	3,235
Total amortization expense	$5,313	$14,988	$19,946

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2025	$4,453
2026	3,193
2027	1,431
2028	1,271
2029	265
Total	$10,613

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2024	June 30, 2023
Current portion of long-term debt:
Term Loan	$10,000	$10,000
Revolving Facility	—	25,000
Less: unamortized debt issuance costs	(674)	(674)
Current portion of long-term debt	$9,326	$34,326

Long-term debt, less current portion:
Term Loan	$180,000	$190,000
Less: unamortized debt issuance costs	(1,735)	(2,409)
Total long-term debt, less current portion	178,265	187,591
Total debt	$187,591	$221,917

On August 9, 2019, the Company entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among the Company, as borrower, several banks and other financial institutions as Lenders, BMO Capital Markets Corp., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders which was subsequently amended during fiscal 2023.

On June 22, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, BOFA Securities, Inc.., JPMorgan Chase Bank, N.A., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “2023 Term Loan”), ii) a $150.0 million five-year revolving credit facility (the “2023 Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million. On June 22, 2023, the Company borrowed $25.0 million against its $150.0 million revolving credit facility to refinance our debt. On July 7, 2023 the Company made a prepayment of $25.0 million to pay off the outstanding revolving credit balance.

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

The 2023 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2023 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2023 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance. The Company was in compliance with the covenants under the 2023 Credit Agreement as of June 30, 2024. On August 14, 2024, the Company executed an amendment to the 2023 Credit Agreement to modify the definition of Consolidated EBITDA (as defined in the 2023 Credit Agreement) under the original terms of the agreement. See Note 18, Subsequent Events, for additional information.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2023, in conjunction with the debt refinancing, as noted above, the Company wrote-off a certain portion of the unamortized debt issuance cost of $1.3 million associated with the 2019 Credit Agreement which is included in “Interest expense” in the accompanying consolidated statements of operations. During the year ended June 30, 2023, the Company incurred and capitalized $3.2 million of debt issuance costs in conjunction with the 2023 Credit Agreement. The remaining unamortized debt issuance cost related to the 2019 Credit Agreement and the capitalized debt issuance cost associated with the 2023 Credit Agreement are amortized over a term of five years. The Company's interest rate was 7.44% and 7.18% as of June 30, June 30, 2024 and 2023, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of debt issuance costs are included in “Interest expense” in the accompanying consolidated statements of operations and were $1.1 million, $2.6 million and $3.0 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

As of June 30, 2024, the Company did not have any outstanding balance against its 2023 Revolving Facility. The Company had $135.8 million of availability under the 2023 Revolving Facility as of June 30, 2024. During the year ended June 30, 2024 the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the 2023 Credit Agreement and repayments per the terms of the 2023 Revolving Facility. During the fiscal year ended June 30, 2023, the Company made additional payments of $57.5 million against its term loan facility under the 2019 Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of June 30, 2024.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

Amount
For the fiscal year ending June 30,
2025	$10,000
2026	15,000
2027	20,000
2028	145,000
Total	$190,000

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

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate at the commencement date because the rate implicit in the leases are not readily determinable. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. The biggest drivers having the greatest effect in determining the incremental borrowing rate for each one of the Company’s leases are the term of the lease and the currency in which the lease obligation is satisfied.

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

The following table presents additional information relating to the Company's operating leases (in thousands, except for lease term and discount rate):

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Operating lease costs	$14,398	$14,416	$16,852
Variable lease costs	4,325	6,920	6,921
Cash paid for amounts included in the measurement of operating liabilities	14,487	17,396	20,890
ROU assets obtained for new lease obligations	21,082	10,972	18,641

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2024	June 30, 2023
Weighted average remaining lease term	5.8 years	4.6 years
Weighted average discount rate	5.8%	5.2%

Short-term lease expense, which represents expense for leases with terms of one year or less, was not material for each of the years ended June 30, 2024, 2023, or 2022.

The following table presents maturities of the Company’s operating lease liabilities as of June 30, 2024 (in thousands):

Amount
For the fiscal year ending June 30,
2025	$12,818
2026	12,544
2027	11,151
2028	5,317
2029	4,989
Thereafter	15,042
Total future minimum lease payments	61,861
Less amount representing interest	(9,847)
Total operating lease liabilities	$52,014
Operating lease liabilities, current	$10,547
Operating lease liabilities, non-current	$41,466

Sublease Considerations

The Company currently is a sublessor on one operating facility sublease that expires on July 31, 2024. The Company's subleases have original terms ranging from one to six years and extend through the term of the underlying leases. The subleases do not include renewal options, purchase options, or termination rights. The Company included $0.1 million, $0.5 million and $2.7 million of sublease income in lease expense for the years ended June 30, 2024, 2023, and 2022, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2024, the Company had non-cancelable commitments to purchase $38.2 million of inventory, which will be received and consumed during fiscal 2025. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges direct and indirect infringement of the German portion of a patent (“EP ‘364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that are equipped with the ExtremeXOS operating system. Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company. The matter is proceeding through the appellate process and an oral hearing has been set for October 24, 2024.

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

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The Federal Patent Court in Munich found the EP ‘364 patent to be valid and the Company filed an appeal, which was dismissed on October 12, 2023. On October 25, 2022, the Federal Patent Court in Munich issued an opinion partially invalidating the EP ‘077 patent and the Company and Orckit have filed appeals. An oral hearing has been set for December 10, 2024.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software. SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company filed a motion to transfer the case to the Northern District of California. The motion to dismiss was denied in part and denied without prejudice in part. On March 2, 2023, SNMP filed an amended complaint adding claims against Extreme on additional products for copyright infringement, breach of contract, and fraud. On March 16, 2023, the Company filed a motion to dismiss, challenging multiple claims from the amended complaint, which was denied on January 30, 2024. On March 20, 2023, the Company filed a motion to refer questions to the U.S. Copyright Office on the invalidity of SNMP’s copyrights, which was denied on March 18, 2024. The trial date and all other dates have been vacated and the parties have been ordered to attend a mediation, scheduled for September 19, 2024.

Mala Technologies Ltd. v. Extreme Networks GmbH, Extreme Networks Ireland Ops Ltd., and Extreme Networks, Inc.

On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges indirect infringement of the German portion of a patent (“EP ‘498”) based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system. Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On December 20, 2022, the trial court ruled that the Company did not infringe the EP ‘498 patent and dismissed Mala’s complaint entirely. Mala has filed an appeal and an oral hearing has been set for March 27, 2025.

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021 and a hearing date has been set for November 20, 2024.

Indemnification Obligations

Subject to certain limitations, the Company may be obligated to indemnify its current and former directors, officers and employees. These obligations arise under the terms of its certificate of incorporation, its bylaws, applicable contracts, and applicable law. The obligation to indemnify, where applicable, generally means that the Company is required to pay or reimburse, and in certain circumstances the Company has paid or reimbursed, the individuals' reasonable legal expenses and possible damages and other liabilities incurred in connection with certain legal matters. The Company also procures Directors and Officers liability insurance to help cover its defense and/or indemnification costs, although its ability to recover such costs through insurance is uncertain. While it is not possible to estimate the maximum potential amount that could be owed under these governing documents and agreements due to the Company’s limited history with prior indemnification claims, indemnification (including defense) costs could, in the future, have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

11. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with entering into a rights agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors (the “Board”) is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As noted below, the 2021 Tax Benefit Preservation Plan (defined below), as amended, accelerated the expiration of preferred share purchase rights under the 2021 Tax Benefit Preservation Plan to the close of business on August 24, 2023, and no person has any rights pursuant to the 2021 Tax Benefit Preservation Plan. As of June 30, 2024, no shares of preferred stock were outstanding.

Stockholders’ Rights Agreement

On April 26, 2012, the Company entered into the “Restated Rights Plan,” which governed the terms of each right (“Right”) that had been issued with respect to each share of the Company's common stock. Each Right initially represented the right to purchase one one-thousandth of a share of the Company’s Preferred Stock. From 2013 through 2020, the Board and stockholders approved amendments providing for one-year extensions of the term of the Restated Rights Plan.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 17, 2021, the Company entered into the Amended and Restated Tax Benefit Preservation Plan (the “2021 Tax Benefit Preservation Plan”), which amended and restated the Amended and Restated Rights Agreement between the Company and Computershare Shareholder Services LLC, as the rights agent. The 2021 Tax Benefit Preservation Plan was approved by stockholders of the Company at the annual meeting of stockholders held on November 4, 2021. The 2021 Tax Benefit Preservation Plan governs the terms of each Right that had been issued with respect to each share of the Company's common stock. Each Right initially represented the right to purchase one one-thousandth of a share of the Company’s Preferred Stock.

The Board adopted the 2021 Tax Benefit Preservation Plan to preserve the value of deferred tax assets, including net operating loss carry forwards of the Company, with respect to its ability to fully use its tax benefits to offset future income which may be limited if the Company experiences an “ownership change” for purposes of Section 382 of the IRC as a result of ordinary buying and selling of shares of its common stock. Following its review of the terms of the plan, the Board decided it was necessary and in the best interests of the Company and its stockholders to enter into the 2021 Tax Benefit Preservation Plan.

On August 23, 2023, the Board approved an amendment to the 2021 Tax Benefit Preservation Plan, effective as of August 24, 2023 (the “First Amendment”). The First Amendment amended the Restated Tax Plan by accelerating the expiration of the Company’s preferred share purchase rights by amending the definition of “Final Expiration Date” to mean the close of business on August 24, 2023. Accordingly, the Rights which were previously dividended to holders of record of the common stock of the Company expired on the close of business on August 24, 2023 and no person has any rights pursuant to the 2021 Tax Benefit Preservation Plan or the Rights.

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on August 11, 2021 to update tax withholding obligations. The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2023 to increase the maximum number of available shares by 5.0 million shares. The amendment was approved by the stockholders of the Company at the annual meeting of the stockholders held on November 8, 2023.

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

Common Stock Repurchases

In May 2022, the Board authorized a share repurchase program with authorization to repurchase up to $200.0 million of shares of the Company's common stock over a three-year period beginning in our fiscal year commencing July 1, 2022. A maximum of $25.0 million may be repurchased in any quarter. In November 2022, the Board increased the authorization to repurchase shares in any quarter from up to $25.0 million of shares per quarter to up to $50.0 million of shares per quarter. This authorization supersedes and replaces any previously authorized repurchase programs. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

During fiscal year 2024, the Company repurchased a total of 2.4 million shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. During fiscal year 2023, the Company repurchased a total of 5.4 million shares of its common stock on the open market at a total cost of $99.9 million with an average price of $18.58 per share. In fiscal year 2022, the Company repurchased a total of 3.9 million shares of its common stock on the open market at a total cost of $45.0 million with an average price of $11.59 per share. As of June 30, 2024, approximately $50.3 million remains available for share repurchases under the share repurchase program.

As provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The excise tax's effect on net corporate stock repurchases was not material for fiscal year ended June 30, 2024 and 2023.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plans

As of June 30, 2024, the Company has the following share-based compensation plans and the 401(k) Plan discussed below:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") (including performance-based or market-based RSUs), performance shares, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and RSUs to non-employee members of the Board and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, 6.6 million shares of the Company's common stock under the 2005 Plan were transferred to the 2013 Stock Plan and were added to the number of shares available for future grant under the 2013 Plan. Prior to fiscal 2024, stockholders approved the issuance of an additional 38.7 million shares of the Company's common stock. During the year ended June 30, 2024, an additional 5.0 million shares were authorized and made available for grant under the 2013 Plan. The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting. As of June 30, 2024, total options and awards to acquire 7.6 million shares were outstanding under the 2013 Plan and 13.4 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

Aerohive 2014 Equity Incentive Plan

Pursuant to the acquisition of Aerohive on August 9, 2019, the Company assumed the Aerohive 2014 Equity Incentive Plan (the “Aerohive Plan”). Stock awards outstanding under the Aerohive Plan were converted into awards for shares of the Company's common stock as of the date of the acquisition of Aerohive at a predetermined rate pursuant to the Merger Agreement entered into in connection with the acquisition of Aerohive. As of June 30, 2024, total awards to acquire 2,288 shares of the Company's common stock were outstanding under the Aerohive Plan. If a participant terminates employment prior to the vesting dates, the non-vested shares will be forfeited and retired. No future grants may be made from the Aerohive Plan.

Shares Reserved for Issuance

The Company had the following reserved shares of the Company's common stock for future issuance as of the dates noted (in thousands):

	June 30, 2024	June 30, 2023
2013 Equity Incentive Plan shares available for grant	13,414	9,995
Employee stock options and awards outstanding	7,562	10,038
2014 Employee Stock Purchase Plan	7,130	8,467
Total shares reserved for issuance	28,106	28,500

Stock Options

The following table summarizes stock option activity under all plans for the year ended June 30, 2024 (in thousands except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2023	1,187	$6.56	2.70	$23,136
Granted	—	—
Exercised	(114)	6.40
Canceled	—	—
Options outstanding at June 30, 2024	1,073	$6.58	1.75	$7,376
Vested and expected to vest at June 30, 2024	1,073	$6.58	1.75	$7,376
Exercisable at June 30, 2024	1,073	$6.58	1.75	$7,376

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised in fiscal years 2024 and 2022 was $1.1 million and $4.9 million, respectively. There were no options exercised during the fiscal year 2023.

There were no stock options granted during the fiscal years 2024 and 2023. As of June 30, 2024, all outstanding options are fully vested and compensation cost related to stock options has been fully recognized.

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

The following table summarizes stock award activity for the year ended June 30, 2024 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2023	8,851	$14.25
Granted	4,038	27.37
Released	(5,365)	12.84
Canceled	(1,035)	20.04
Non-vested stock awards outstanding at June 30, 2024	6,489	$22.65	$87,276
Stock awards expected to vest at June 30, 2024	6,489	$22.65	$87,276

The RSUs granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company.

The aggregate fair value, as of the respective grant dates of awards granted during the fiscal years ended June 30, 2024, 2023 and 2022 was $110.5 million, $106.8 million and $50.7 million, respectively.

For fiscal years ended June 30, 2024, 2023, and 2022, the Company withheld an aggregate of 1.9 million shares, 1.4 million shares, and 2.2 million shares, respectively, upon the vesting of awards, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years ended June 30, 2024, 2023 and 2022, the Company remitted cash of $47.9 million, $21.9 million, $24.5 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Payments for tax withholdings, net of proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2024, there was $80.0 million in unrecognized compensation costs related to non-vested stock awards which includes the performance and market condition awards as discussed below. This cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Awards – Officers and Directors

RSUs granted during fiscal 2024, 2023 and 2022 to named executive officers and directors totaled 0.7 million awards, 1.8 million awards and 1.0 million awards, respectively which included awards with market-based conditions as discussed below.

Stock Awards - Performance Awards

During fiscal 2024 and 2023, the Compensation Committee of the Board granted 0.8 million and 1.2 million RSUs, respectively with vesting based on market conditions (“MSUs”) to certain of the Company’s executive officers. The MSUs granted during fiscal 2024 included 0.5 million MSUs subject to total shareholder return (“TSR”) and 0.3 million MSUs subject to certain stock price targets. The MSUs granted during fiscal 2023 were subject to TSR.

Level	Relative TSR	Shares Vested
Below Threshold	TSR is less than the Index by more than 37.5 percentage points	0%
Threshold	TSR is less than the Index by 37.5 percentage points	25%
Target	TSR equals the Index	100%
Maximum	TSR is greater than the Index by 25 percentage points or more	150%

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TSR is calculated based on the average closing price for the 30-trading days prior to the beginning and end of the performance periods. Performance is measured based on three periods, with the ability for up to one-third of target shares to vest after years 1 and 2 and the ability for up to the maximum of the full award to vest based on the full 3-year TSR less any shares vested based on 1- and 2- year periods. Linear interpolation is used to determine the number of shares vested for achievement between target levels.

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

On February 14, 2024, the Company modified certain terms and conditions of the stock price target MSUs for certain executive officers. Under the modified agreement, the stock price target over the initial and fourth year performance periods were revised to $23.00 and $26.00, respectively. All other contractual terms remained unchanged. The incremental compensation cost recognized during fiscal 2024 and ratably over the remaining requisite service period is not material.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during fiscal 2024 was $32.66 per share. The weighted-average assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free interest rate of 4.43%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices.

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

The following table summarizes stock awards with market or performance-based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Performance awards granted	841	1,221	727
Performance awards earned	846	400	158

2014 Employee Stock Purchase Plan

On August 27, 2014, the Board approved the adoption of Extreme Network’s 2014 Employee Stock Purchase Plan (the “2014 ESPP”). On November 12, 2014, the stockholders approved the 2014 ESPP with the maximum number of shares of common stock that may be issued under the plan of 12.0 million shares. During the fiscal year ended June 30, 2022, the Board of Directors unanimously approved an amendment to the 2014 ESPP to increase the maximum number of shares that will be available for sale by 7.5 million shares, which was approved by the stockholders of the Company at the annual meeting of stockholders held on November 4, 2021. The 2014 ESPP allows eligible employees to acquire shares of the Company’s common stock through periodic payroll deductions of up to 15% of total compensation, subject to the terms of the specific offering periods outstanding. Each purchase period has a maximum duration of six months and the maximum shares issuable for each purchase period is 1.5 million shares. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of the respective purchase period.

During the fiscal years ended June 30, 2024 and 2023, there were 1.3 million and 1.5 million shares issued under the 2014 ESPP. As of June 30, 2024, there have been an aggregate 19.9 million shares issued under the 2014 ESPP.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line-item caption is as follows (in thousands):

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Cost of product revenues	$1,899	$1,856	$1,186
Cost of subscription and support revenues	2,994	3,513	1,421
Research and development	16,686	14,824	9,995
Sales and marketing	26,524	22,250	15,000
General and administrative	28,660	21,029	15,760
Total share-based compensation expense	$76,763	$63,472	$43,362

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

The weighted-average estimated per share fair value of shares under the 2014 ESPP in fiscal years 2024, 2023 and 2022, was $5.73, $4.87, $3.32, respectively.

	Employee Stock Purchase Plan
	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	5.42%	3.84%	0.33%
Volatility	47%	55%	49%
Dividend yield	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to reduce their current compensation up to the IRS annual contribution limit of $23,000 for calendar year 2024. Employees aged 50 or over may elect to contribute an additional $7,500. The amount contributed to the Plan is on a pre-tax basis.

The Company provides for discretionary matching contributions as determined by the Board for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board each year. The program effective during fiscal 2024 was established to match $0.50 for every dollar contributed by the employee up to the first 6.0% of pay. The Company’s matching contributions to the Plan totaled $5.2 million, $5.2 million and $4.6 million, for fiscal years ended June 30, 2024, 2023 and 2022, respectively. No discretionary contributions were made in fiscal years ended June 30, 2024, 2023 and 2022.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 3, Revenues, for the Company’s revenues by geographic regions and channel based on the customers’ billing address.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	June 30, 2024	June 30, 2023
Americas	$136,745	$124,375
EMEA	33,715	35,175
APAC	11,499	11,244
Total long-lived assets	$181,959	$170,794

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

During the fiscal years ended June 30, 2024 and 2023 the Company did not enter into any interest rate swap contracts.

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income, net” in the accompanying consolidated statements of operations. As of June 30, 2024 and 2023, foreign exchange forward currency contracts not designated as hedging instruments had the total notional amount of $31.3 million and $3.4 million, respectively. These contracts had maturities of less than 40 days. For the years ended June 30, 2024, 2023 and 2022 the net losses recorded in the consolidated statements of operations from these contracts were approximately $0.3 million, $0.4 million, and $1.4 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2024 and 2023.

For the fiscal year ended June 30, 2024, 2023 and 2022 the Company recorded a foreign currency transaction gains from operations of $0.6 million, $0.8 million and $1.7 million, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Restructuring and Related Charges

During fiscal years ended June 30, 2024, 2023 and 2022, the Company recorded restructuring and related charges of $36.3 million, $2.9 million and $1.7 million, respectively. The charges are reflected in “Restructuring and related charges” in the consolidated statements of operations.

2024 Restructuring

During the fourth quarter of fiscal 2024, the Company continued to execute the "Q2 2024", "Q3 2024", and "2023" Plans. The Company incurred restructuring charges during the quarter related to severance and benefits costs for the "Q2 2024" and "Q3 2024" Plans. Additionally, as part of the "2023 Plan", the Company incurred restructuring charges related to the accelerated depreciation of leasehold improvements located in the labs at the Company's San Jose, California location, These leasehold improvements were determined to no longer provide economic benefits to the Company as a result of the lab move.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the fiscal year ended June 30, 2024, the Company recorded restructuring charges of approximately $11.0 million related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the fiscal year ended June 30, 2024, the Company recorded restructuring charges of approximately $15.9 million related to the Q2 2024 Plan, which primarily consisted of employee severance and benefits expenses, legal and consulting fees.

The Company expects to complete these ongoing restructuring plans by the end of calendar year 2024 and expects to incur about $1.0 million in additional charges for the Q2 2024 Plan and the Q3 2024 Plan.

During the first quarter of fiscal 2024, the Company initiated a reduction-in-force plan to rebalance the workforce to create greater efficiency and improve execution in alignment with the Company's business and strategic priorities (the “Q1 2024 Plan”). It consisted primarily of workforce reduction to drive productivity in research and development, sales and marketing and provide efficiency across operations and general and administrative functions. During the fiscal year ended June 30, 2024, the Company incurred charges of approximately $2.9 million related to the Q1 2024 Plan. As of June 30, 2024, the plan was completed.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company is moving engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company's labs. During the fiscal year ended June 30, 2024, the Company incurred restructuring charges of approximately $6.6 million primarily for moving costs and including accelerated depreciation on lab leasehold improvements of approximately $5.9 million. During the fiscal year ended June 30, 2023, the Company incurred restructuring charges of approximately $2.9 million related to primarily included additional facilities expenses related to previously impaired facilities. The Company expects that the project will take about 3 to 6 months from June 30, 2024 to complete, and expects to incur charges of approximately $2.8 million throughout this period, primarily for asset disposals, contractor costs, and other fees.

As of June 30, 2024 the restructuring liability was approximately $11.5 million, which was recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. The Company did not have any restructuring liability as of June 30, 2023.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

Year Ended
June 30, 2024
Balance at beginning of period	$—
Period charges	37,622
Period reversals	(1,301)
Period non-cash adjustments	(5,940)
Period payments	(18,912)
Balance at end of period	$11,469

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2024	2023	2022
Domestic	$(72,684)	$(2,179)	$(1,204)
Foreign	(4,815)	96,285	53,398
Income (loss) before income taxes	$(77,499)	$94,106	$52,194

The provision for income taxes for the years ended June 30, 2024, 2023 and 2022 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2024	2023	2022
Current:
Federal	$1,340	$3,221	$—
State	246	3,640	1,069
Foreign	6,843	9,086	6,460
Total current	8,429	15,947	7,529
Deferred:
Federal	404	368	396
State	252	433	227
Foreign	(620)	(716)	(229)
Total deferred	36	85	394
Provision for income taxes	$8,465	$16,032	$7,923

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (21 percent) to income before income taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2024	2023	2022
Tax at federal statutory rate	$(16,275)	$19,762	$10,960
State income tax, net of federal benefit	194	3,003	844
Global intangible low-taxed income	10,595	22,721	15,470
US valuation allowance change – deferred tax movement	18,199	(24,682)	(15,264)
Research and development credits	(7,746)	(1,503)	(3,122)
Tax impact of foreign earnings	4,399	(5,627)	(3,762)
Foreign withholding taxes	2,943	1,082	1,032
Stock based compensation	(8,551)	(1,980)	(5,011)
Goodwill amortization	549	730	525
Nondeductible officer compensation	8,667	4,582	5,691
Nondeductible meals and entertainment	319	324	193
Foreign tax credits	(4,828)	(2,380)	367
Provision for income taxes	$8,465	$16,032	$7,923

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2024	2023
Deferred tax assets:
Net operating loss carry-forwards	$19,634	$21,553
Tax credit carry-forwards	62,936	57,841
Depreciation	3,477	1,899
Intangible amortization	19,846	20,652
Deferred revenue	25,171	19,698
Inventory write-downs	13,819	13,616
Other allowances and accruals	33,031	38,391
Stock based compensation	7,445	6,332
Deferred intercompany gain	3,690	3,693
Ireland goodwill amortization	4,142	4,862
Capitalization of research and development	37,912	19,062
Operating lease liability	8,560	6,303
Other	858	634
Total deferred tax assets	240,521	214,536
Valuation allowance	(218,375)	(195,297)
Total net deferred tax assets	22,146	19,239
Deferred tax liabilities:
Goodwill amortization	(14,403)	(12,471)
Operating lease right of use asset	(6,906)	(4,543)
Prepaid commissions	(3,499)	(4,899)
Deferred tax liability on foreign withholdings	(854)	(747)
Total deferred tax liabilities	(25,662)	(22,660)
Net deferred tax liabilities	$(3,516)	$(3,421)
Recorded as:
Net non-current deferred tax assets	4,462	4,326
Net non-current deferred tax liabilities	(7,978)	(7,747)
Net deferred tax liabilities	$(3,516)	$(3,421)

The Company’s global valuation allowance increased by $23.1 million in the fiscal year ended June 30, 2024 and decreased by $14.4 million in the fiscal year ended June 30, 2023. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against certain non-U.S. deferred tax assets in Ireland and Brazil. The valuation allowance is determined by assessing both negative and positive available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including historical losses, tax attributes expiring unutilized in recent years and the cyclical nature of the Company's business provides sufficient negative evidence that require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.

As of June 30, 2024, the Company had net operating loss carry-forwards (“NOLs”) for U.S. federal and state tax purposes of $16.2 million and $137.4 million, respectively. As of June 30, 2024, the Company also had foreign NOLs in Australia, Brazil, and Ireland of $5.2 million, $12.7 million, and $13.7 million respectively. As of June 30, 2024, the Company also had federal and state tax credit carry-forwards of $34.2 million and $36.4 million, respectively. These credit carry-forwards consist of research and development tax credits as well as foreign tax credits. Of the $16.2 million U.S. federal NOLs carry-forwards, $2.8 million will begin to expire in the fiscal year ending June 30, 2037 and $13.4 million have an indefinite carryforward life. The state net operating losses of $137.4 million will begin to partially expire in the fiscal year ending June 30, 2025. The foreign net operating losses can generally be carried forward indefinitely. Federal research and development tax credits of $28.5 million will expire beginning in fiscal 2026, if not utilized and foreign tax credits of $5.7 million will expire beginning in fiscal 2025. North Carolina state research and development tax credits of $0.9 million will expire beginning in the fiscal year ending June 30, 2025, if not utilized. California state research and development tax credits of $35.6 million do not expire and can be carried forward indefinitely.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2024, the Company performed an analysis under Section 382 of the IRC with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of these U.S. tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2023, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes. The Company also performed, in June 2020, a separate IRC section 382 analysis with respect to the NOLs and tax credits acquired from Aerohive and have determined that while the Company will be subject to an annual limitation, the Company should not be limited on the full utilization of the losses and credits during the statutory allowable carryforward period for the NOLs and credits.

As of June 30, 2024, cumulative undistributed, indefinitely reinvested earnings of non-U.S. subsidiaries totaled $41.7 million. It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the U.S. The Company has reviewed its prior position on the reinvestment of earnings of certain foreign subsidiaries and has recorded a deferred tax liability of $0.9 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential tax associated with repatriation of these earnings is $7.9 million.

Most recently, the United States enacted the Inflation Reduction Act in 2022, which made a number of changes to the IRC, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a corporate minimum tax on adjusted financial statement income of certain large companies. We do not anticipate this legislation will have a material impact for the Company.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire, Texas and North Carolina. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years ended June 2004 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years ended June 2005 forward due to net operating losses. Statutes related to material foreign jurisdictions are generally open for fiscal years ended June 2020 forward for Ireland and for tax year ended March 2020 forward for India.

The U.S. tax rules require U.S. tax on foreign earnings, known as Global Intangible Low Taxed Income (“GILTI”). Under U.S. Generally Accepted Accounting Principles, taxpayers are allowed to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes. The Company has elected to account for GILTI tax as a component of tax expense in the period in which it is incurred under the period cost method.

As of June 30, 2024, the Company had $18.2 million of unrecognized tax benefits. If fully recognized in the future, $0.2 million would impact the effective tax rate, and $18.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not reasonably expect the amount of unrealized tax benefits to materially decrease during the next twelve months.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2022	$18,367
Decrease related to prior year tax positions	(21)
Increase related to prior year tax positions	1
Increase related to current year tax positions	15
Lapse of statute of limitations	(65)
Balance at June 30, 2023	$18,297
Decrease related to prior year tax positions	(25)
Increase related to prior year tax positions	—
Increase related to current year tax positions	20
Lapse of statute of limitations	(75)
Balance at June 30, 2024	$18,217

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of income tax expense in the consolidated statements of operations and totaled less than $0.1 million for each of the years ended 2024, 2023 and 2022.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock used in the basic net income (loss) per share calculation plus the dilutive effect of any shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Net income (loss)	$(85,964)	$78,074	$44,271
Weighted-average shares used in per share calculation – basic	129,288	129,473	129,437
Options to purchase common stock	—	708	567
Restricted stock units	—	3,468	3,490
Weighted-average shares used in per share calculation – diluted	129,288	133,649	133,494

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$(0.66)	$0.60	$0.34
Net income (loss) per share – diluted	$(0.66)	$0.58	$0.33

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the ESPP.

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

		Year Ended
	June 30, 2024	June 30, 2023	June 30, 2022
Options to purchase common stock	1,126	—	—
Restricted stock units	5,946	153	99
Employee Stock Purchase Plan shares	193	181	400
Total shares excluded	7,265	334	499

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Subsequent Events

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of our current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the Class Period. The lawsuit seeks unspecified damages. We intend to deny the allegations of wrongdoing and vigorously defend against the claims in the Class Action.

Effective August 14th, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement. Under the new amendment, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with the Company's operations and activities. Further, the amendment provides a waiver for the Company's compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024, as a perfunctory matter.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2024, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton, LLP, has audited the consolidated financial statements as of and for the year ended June 30, 2024 included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events described below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 1.01.

The information set forth below is included herein for the purpose of providing the disclosure required under "Item 1.01 – Entry into a Material Definitive Agreement” of Form 8-K.

Item 1.01 Entry into a Material Definitive Agreement.

On August 14, 2024 (the “Amendment Date”), the Company and certain of its subsidiaries entered into an amendment (the “Amendment”) to its Second Amended and Restated Credit Agreement, dated as of June 22, 2023 (the “Credit Agreement”), by and among the Company, as borrower, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent and collateral agent.

The Amendment, among other things, amends certain terms and provisions of the Credit Agreement, including, without limitation, to (i) waive compliance with the consolidated interest coverage ratio financial covenant for the fiscal quarters ending June 30, 2024, September 30, 2024 and December 31, 2024, (ii) add a financial covenant requiring that the Company and its subsidiaries maintain cash and cash equivalents of at least $100 million as of the last day of the fiscal quarters ending September 30, 2024 and December 31, 2024, (iii) modify the definition of “Consolidated EBITDA” and certain other financial definitions, and (iv) limit the ability of the Company and its subsidiaries to make certain dividends and other restricted payments from the Amendment Date through the date on which a quarterly compliance certificate is delivered under the Credit Agreement for the fiscal quarter ending December 31, 2024.

The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, which is filed as Exhibit 10.34 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information therein is incorporated in this Annual Report on Form 10-K by reference.

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

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1	Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	8-K	10/03/2017	2.1
2.2	Amendment No. 1 dated May 6, 2018 to the Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	10-K	8/29/2018	2.8
2.3	Agreement and Plan of Merger, dated June 26, 2019 by and among Extreme Networks, Inc., Clover Merger Sub, Inc. and Aerohive Networks, Inc.	8-K	6/26/2019	2.1
2.4†	Put Option Agreement, dated August 6, 2021 relating to the acquisition of Ipanematech SAS.	10-K	8/27/2021	2.9
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	11/9/2023	3.1
3.3	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/09/2023	3.1
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1(a)	Amended and Restated Tax Benefit Preservation Plan, dated as of May 17, 2021 between Extreme Networks, Inc. and Computershare Inc., which includes the Form of Right Certificate as Exhibit A.	8-K	5/18/2021	4.1
4.1(b)	First Amendment to the Amended and Restated Tax Benefit Preservation Plan, dated as of August 24, 2023, between Extreme Networks, Inc. and Computershare Inc., as Rights Agent.	10-K	8/24/2023	4.1(b)
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	8/24/2023	4.2
10.1*	Amended and Restated 2013 Equity Incentive Plan, effective November 2022.	S-8	11/17/2022	99.1
10.2*	Amended and Restated 2014 Employee Stock Purchase Plan, effective November 2021.	S-8	11/24/2021	99.2
10.3*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.4*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units.	10-K	8/31/2021	10.44
10.5*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- U.S.	10-K	8/29/2022	10.33
10.6*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- International.	10-K	8/29/2022	10.34
10.7*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - U.S.	10-K	8/29/2022	10.36

10.8*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - International.	10-K	8/29/2022	10.37
10.9*	Form of Notice of Grant of Performance Vesting Restricted Stock Units (SLTI) under Extreme Networks, Inc. 2013 Equity Incentive Plan – U.S.	10-Q	11/2/2023	10.1
10.10*	Form of Notice of Grant of Performance Vesting Restricted Stock Units (SLTI) under Extreme Networks, Inc. 2013 Equity Incentive Plan – International.	10-Q	11/2/2023	10.2
10.11*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27
10.12*	Offer Letter, executed April 21, 2023, between Extreme Networks, Inc. and Kevin Rhodes.	8-K	4/24/2023	10.1
10.13*	Offer Letter, executed November 13, 2015, between Extreme Networks, Inc, and Katayoun "Katy" Motiey.	10-Q	5/2/2024	10.1
10.14*	Offer Letter, executed May 27, 2020, between Extreme Networks, Inc. and Joe Vitalone.	10-K	8/31/2021	10.43
10.15*	Separation Agreement with Joe Vitalone.	10-Q	5/2/2024	10.2
10.16	Form of Indemnification Agreement for directors and officers.	10-Q	5/10/2019	10.1
10.17*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.	10-Q	5/10/2019	10.2
10.18*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	5/10/2019	10.3
10.19*	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-K	4/29/2021	10.47
10.20*	Executive Vice President Severance Practice only applies to Direct Reports to CEO.	10-K	4/29/2021	10.48
10.21	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.22	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.23	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6
10.24	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.25	Third Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated June 1, 2022.	10-K	8/29/2022	10.35
10.26	Fourth Amendment to Lease Agreement by and between OSK XIV REO, LLC and Extreme Networks, Inc. dated November 30, 2023.	10-Q	2/1/2024	10.1
10.27	Commitment Letter, June 26, 2019, among Bank of Montreal, BMO Capital Markets Corp. and Extreme Networks, Inc.	8-K	6/26/2019	10.1
10.28

Credit Agreement, dated as of August 9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	8/09/2019	(b)(2)
10.29	First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders	10-Q	5/11/2020	10.51

party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.
10.30	Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.52
10.31	Third Amendment to the Amended and Restated Credit Agreement dated as of November 3, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.45
10.32	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.46
10.33	Second Amended and Restated Credit Agreement dated as of June 22, 2023, by and among Extreme Networks, Inc., the financial institutions or entities party thereto as lenders, and the Bank of Montreal, as administrative agent.	8-K	6/23/2023	10.1
10.34

First Amendment to Second Amended and Restated Credit Agreement dated as of August 14, 2024, by and among Extreme Networks, Inc., the several banks and other financial institutions and the Bank of Montreal, as administrative agent.

X
19.1	Insider Trading Policy.				X
21.1	Subsidiaries of Extreme Networks, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1**	Section 906 Certification of Chief Executive Officer.				X
32.2**	Section 906 Certification of Chief Financial Officer.				X
97.1	Policy for Recovery of Erroneously Awarded Compensation.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 formatted as Inline XBRL (included in Exhibit 101).				X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2024.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
August 16, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Rhodes his or her true and lawful attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 16, 2024	(Principal Executive Officer)
August 16, 2024

/s/ KEVIN RHODES	/s/ CHARLES CARINALLI
Kevin Rhodes	Charles Carinalli
Executive Vice President and Chief Financial Officer	Director
(Principal Accounting Officer)	August 16, 2024
August 16, 2024

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
August 16, 2024	August 16, 2024

/s/ RAJ KHANNA	/s/ INGRID BURTON
Raj Khanna	Ingrid Burton
Director	Director
August 16, 2024	August 16, 2024