Form 10-Q
period 2024-09-30
EXTREME NETWORKS INC
filed 2024-10-31
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, the registrant had 132,134,921 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2024

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$159,546	$156,699
Accounts receivable, net	97,213	89,518
Inventories	143,555	141,032
Prepaid expenses and other current assets	76,453	79,677
Total current assets	476,767	466,926
Property and equipment, net	34,393	43,744
Operating lease right-of-use assets, net	43,561	44,145
Goodwill	396,345	393,709
Intangible assets, net	9,762	10,613
Other assets	95,695	83,457
Total assets	$1,056,523	$1,042,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,769	$51,423
Accrued compensation and benefits	45,533	42,064
Accrued warranty	10,239	10,942
Current portion of deferred revenue	304,785	306,114
Current portion of long-term debt, net of unamortized debt issuance costs of $761 and $674, respectively	10,489	9,326
Current portion of operating lease liabilities	11,045	10,547
Other accrued liabilities	78,549	87,172
Total current liabilities	526,409	517,588
Deferred revenue, less current portion	272,092	268,909
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,819 and $1,735, respectively	174,431	178,265
Operating lease liabilities, less current portion	40,137	41,466
Deferred income taxes	8,073	7,978
Other long-term liabilities	2,660	3,106
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 150,265 and 148,503 shares issued, respectively; 132,046 and 130,284 shares outstanding, respectively	150	149
Additional paid-in-capital	1,234,220	1,220,379
Accumulated other comprehensive loss	(11,382)	(15,483)
Accumulated deficit	(952,466)	(941,962)
Treasury stock at cost, 18,219 and 18,219 shares, respectively	(237,801)	(237,801)
Total stockholders’ equity	32,721	25,282
Total liabilities and stockholders’ equity	$1,056,523	$1,042,594

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Net revenues:
Product	$162,284	$253,483
Subscription and support	106,920	99,654
Total net revenues	269,204	353,137
Cost of revenues:
Product	69,402	108,536
Subscription and support	30,295	31,665
Total cost of revenues	99,697	140,201
Gross profit:
Product	92,882	144,947
Subscription and support	76,625	67,989
Total gross profit	169,507	212,936
Operating expenses:
Research and development	54,451	58,016
Sales and marketing	81,383	91,920
General and administrative	36,601	23,873
Restructuring and related charges	1,277	2,717
Amortization of intangible assets	512	511
Total operating expenses	174,224	177,037
Operating income (loss)	(4,717)	35,899
Interest income	846	1,226
Interest expense	(4,422)	(4,318)
Other income (expense), net	(721)	432
Income (loss) before income taxes	(9,014)	33,239
Provision for income taxes	1,490	4,563
Net income (loss)	$(10,504)	$28,676

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$(0.08)	$0.22
Net income (loss) per share – diluted	$(0.08)	$0.21

Shares used in per share calculation – basic	131,176	128,782
Shares used in per share calculation – diluted	131,176	133,463

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Net income (loss)	$(10,504)	$28,676
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	4,101	(2,904)
Other comprehensive income (loss):	4,101	(2,904)
Total comprehensive income (loss)	$(6,403)	$25,772

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net income	—	—	—	—	—	—	28,676	28,676
Other comprehensive loss	—	—	—	(2,904)	—	—	—	(2,904)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,635	2	(29,074)	—	—	—	—	(29,072)
Repurchase of stock	—	—	—	—	(880)	(24,889)	—	(24,889)
Share-based compensation	—	—	19,919	—	—	—	—	19,919
Balance at September 30, 2023	146,264	$146	$1,164,589	$(16,096)	(16,734)	$(212,835)	$(827,322)	$108,482

Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net loss	—	—	—	—	—	—	(10,504)	(10,504)
Other comprehensive income	—	—	—	4,101	—	—	—	4,101
Issuance of common stock from equity incentive plans, net of tax withholdings	1,762	1	(5,926)	—	—	—	—	(5,925)
Share-based compensation	—	—	19,767	—	—	—	—	19,767
Balance at September 30, 2024	150,265	$150	$1,234,220	$(11,382)	(18,219)	$(237,801)	$(952,466)	$32,721

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$(10,504)	$28,676
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,941	4,865
Amortization of intangible assets	1,136	1,944
Reduction in carrying amount of right-of-use asset	2,449	2,931
Provision for credit losses	14	75
Share-based compensation	19,767	19,919
Deferred income taxes	39	(65)
Provision for excess and obsolete inventory(1)	(624)	13,485
Non-cash interest expense	282	266
Other	746	(144)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,709)	50,459
Inventories(1)	(8,669)	(25,431)
Prepaid expenses and other assets	3,096	(6,841)
Accounts payable	14,492	(20,097)
Accrued compensation and benefits	2,844	(19,488)
Operating lease liabilities	(2,757)	(3,297)
Deferred revenue	3,823	21,978
Other current and long-term liabilities	(3,781)	6,400
Net cash provided by operating activities	18,585	75,635
Cash flows from investing activities:
Capital expenditures	(6,916)	(4,314)
Net cash used in investing activities	(6,916)	(4,314)
Cash flows from financing activities:
Net payments on revolving facility	—	(25,000)
Payments on debt obligations	(2,500)	(2,500)
Payments on debt financing costs	(695)	—
Repurchase of common stock	—	(24,889)
Payments for tax withholdings, net of proceeds from issuance of common stock	(5,926)	(29,072)
Net cash used in financing activities	(9,121)	(81,461)
Foreign currency effect on cash and cash equivalents	299	(252)
Net increase (decrease) in cash and cash equivalents	2,847	(10,392)

Cash and cash equivalents at beginning of period	156,699	234,826
Cash and cash equivalents at end of period	$159,546	$224,434

(1) The prior period amounts have been reclassified to conform to the current period presentation

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2024 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2024. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for fiscal 2025 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2025” represent the fiscal year ending June 30, 2025. All references herein to “fiscal 2024” represent the fiscal year ended June 30, 2024.

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

2.
Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

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

3.
Revenues

The Company accounts for revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, SaaS and maintenance contracts direct to customers and partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock the Company's products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell directly to end-users. Products and subscription and support may be sold separately or in bundled packages.

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

The Company’s performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of the Company’s product sales revenues are recognized at a point in time. Substantially all of the Company’s subscription and support revenues are recognized over time. For revenues recognized over time, the Company primarily uses an input measure, days elapsed, to measure progress.

As of September 30, 2024, the Company had $576.9 million of remaining performance obligations, which primarily comprised deferred support and deferred SaaS subscription revenues. The Company expects to recognize approximately 43% of its deferred revenue as revenue in the remainder of fiscal 2025, an additional 28% in fiscal 2026, and the remaining 29% of the balance thereafter.

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

Revenue recognized for the three months ended September 30, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each period was $100.3 million and $89.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $24.2 million and $24.7 million as of September 30, 2024 and June 30, 2024, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended September 30, 2024 and 2023 was $3.0 million and $2.6 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations, which were satisfied or partially satisfied during previous periods.

Revenues by Category

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s net revenues disaggregated by geographic region (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Americas:
United States	$153,253	$182,752
Other	12,182	12,897
Total Americas	165,435	195,649
EMEA	84,918	143,603
APAC	18,851	13,885
Total net revenues	$269,204	$353,137

For the three months ended September 30, 2024, no foreign country accounted for 10% or more of the Company's net revenues. For the three months ended September 30, 2023, the Company generated 14% of its net revenues from the Netherlands. No other foreign country accounted for 10% or more of the Company's net revenues for the three months ended September 30, 2023.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended
	September 30, 2024	September 30, 2023
TD Synnex Corporation	22%	18%
Jenne, Inc.	21%	27%
Westcon Group, Inc.	15%	25%

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	September 30, 2024	June 30, 2024
Jenne, Inc.	53%	64%
ScanSource, Inc.	11%	11%
Exclusive Networks	10%	*
* Less than 10% of accounts receivable

The majority of the Company's net accounts receivable balance with Jenne, Inc. as of September 30, 2024 is current and the Company expects to collect this balance by March 31, 2025.

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	September 30, 2024	June 30, 2024
Cash	$159,426	$153,483
Cash equivalents	120	3,216
Total cash and cash equivalents	$159,546	$156,699

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

The following table summarizes the Company's inventory by category (in thousands):

	September 30, 2024	June 30, 2024
Finished goods	$92,227	$115,813
Raw materials	51,328	25,219
Total inventories	$143,555	$141,032

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	September 30, 2024	June 30, 2024
Computers and equipment	$73,867	$77,224
Purchased software	52,866	60,717
Office equipment, furniture and fixtures	8,115	8,134
Leasehold improvements	53,506	47,880
Total property and equipment	188,354	193,955
Less: accumulated depreciation and amortization	(153,961)	(150,211)
Property and equipment, net	$34,393	$43,744

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Balance at beginning of period	$10,942	$12,322
New warranties issued	2,487	3,674
Warranty expenditures	(3,190)	(3,832)
Balance at end of period	$10,239	$12,164

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$120	$—	$120
Foreign currency derivatives	—	225	—	225
Total assets measured at fair value	$—	$345	$—	$345

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$3,216	$—	$3,216
Foreign currency derivatives	—	18	—	18
Total assets measured at fair value	$—	$3,234	$—	$3,234
Liabilities
Foreign currency derivatives	$—	$71	$—	$71
Total liabilities measured at fair value	$—	$71	$—	$71

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

As of September 30, 2024 and June 30, 2024, the Company had investment in certificates of deposit of $0.1 million and $3.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of September 30, 2024 and June 30, 2024, their fair value approximated their amortized cost.

As of September 30, 2024 and June 30, 2024, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $42.6 million and $31.3 million, respectively. These contracts currently have maturities of 40 days or less. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in 'Other income (expense), net' in the condensed consolidated statements of operations. For the three months ended September 30, 2024 and 2023, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net gains of $0.8 million and net losses of less than $0.1 million, respectively. As of September 30, 2024 and June 30, 2024, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2023 Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2023 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $187.5 million and $190.0 million as of September 30, 2024 and June 30, 2024, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of September 30, 2024 and June 30, 2024, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the three months ended September 30, 2024 and 2023. There were no impairments recorded for the three months ended September 30, 2024 and 2023.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2024
Developed technology	3.0 years	$169,801	$163,600	$6,201
Customer relationships	1.7 years	64,739	61,338	3,401
Trade names	0.0 years	10,700	10,700	—
License agreements	2.3 years	1,282	1,122	160
Total intangible assets, net*		$246,522	$236,760	$9,762
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2024
Developed technology	3.0 years	$169,247	$162,708	$6,539
Customer relationships	2.0 years	64,671	60,776	3,896
Trade names	0.0 years	10,700	10,700	—
License agreements	2.4 years	1,282	1,104	178
Total intangible assets, net*		$245,901	$235,288	$10,613
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Amortization of intangible assets in “Total cost of revenues”	$624	$1,433
Amortization of intangible assets in “Total operating expenses”	512	511
Total amortization expense	$1,136	$1,944

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2025 (the remainder of fiscal 2025)	$3,432
2026	3,282
2027	1,470
2028	1,306
2029	272
Total	$9,762

Goodwill

The Company had goodwill in the amount of $396.3 million and $393.7 million as of September 30, 2024 and June 30, 2024, respectively. The change in goodwill during the three months ended September 30, 2024 is due to foreign currency translation adjustments that are recorded as a component of accumulated other comprehensive loss.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2024	June 30, 2024
Current portion of long-term debt:
Term Loan	$11,250	$10,000
Less: unamortized debt issuance costs	(761)	(674)
Current portion of long-term debt	$10,489	$9,326

Long-term debt, less current portion:
Term Loan	$176,250	$180,000
Less: unamortized debt issuance costs	(1,819)	(1,735)
Total long-term debt, less current portion	174,431	178,265
Total debt	$184,920	$187,591

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

On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with the Company's operations and activities. Further, the Amended Credit Agreement provides a waiver for the Company's compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024.

During the three months ended September 30, 2024, the Company was in compliance with all the terms and financial covenants of the Amended Credit Agreement.

Financing costs incurred in connection with obtaining and modifying long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs are included in “Interest expense” in the accompanying condensed consolidated statements of operations. During the three months ended September 30, 2024, the Company capitalized approximately $0.7 million of debt cost related to the Amended Credit Agreement. The remaining unamortized debt issuance cost related to the prior arrangement and the newly capitalized costs will be amortized over the remaining term of the loan arrangement. Amortization of debt issuance costs included in “Interest expense” were $0.3 million for each of the three months ended September 30, 2024 and 2023. The interest rate as of September 30, 2024 was 7.52% and as of September 30, 2023 was 7.45%.

As of September 30, 2024, the Company did not have any outstanding balance against its 2023 Revolving Facility. The Company had $135.8 million of availability under the 2023 Revolving Facility as of September 30, 2024. During the three months ended September 30, 2024 and 2023, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of September 30, 2024.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2024, the Company had commitments to purchase $37.3 million of inventory.

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

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges direct and indirect infringement of the German portion of a patent (“EP ‘364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that are equipped with the ExtremeXOS operating system. Orckit is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On January 28, 2020, the Court rendered a decision in the infringement case in favor of the Company. On October 17, 2024, Orckit informed the District Court in Dusseldorf, Germany of its intention to withdraw its complaint.

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

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software. SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company filed a motion to transfer the case to the Northern District of California. The motion to dismiss was denied in part and denied without prejudice in part. On March 2, 2023, SNMP filed an amended complaint adding claims against Extreme on additional products for copyright infringement, breach of contract, and fraud. On March 16, 2023, the Company filed a motion to dismiss, challenging multiple claims from the amended complaint, which was denied on January 30, 2024. On March 20, 2023, the Company filed a motion to refer questions to the U.S. Copyright Office on the invalidity of SNMP’s copyrights, which was denied on March 18, 2024. The trial date and all other dates were vacated and the court ordered mandatory mediation, which took place in September 2024.

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

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al.

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of our current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about our business and prospects during the Class Period. The lawsuit seeks unspecified damages. It is expected that the Court will select a lead plaintiff on or around January 7, 2025.

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

9.
Stockholders’ Equity

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2023 to increase the maximum number of available shares by 2.3 million shares, which is pending ratification by the stockholders of the Company at the annual meeting of stockholders to be held on November 14, 2024.

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

During the three months ended September 30, 2024, the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2023, the Company repurchased a total of 880,215 shares of its common stock on the open market at a total cost of $24.9 million with an average price of $28.28 per share. As of September 30, 2024, approximately $50.3 million remains available for share repurchases under the 2022 Repurchase Program.

As a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The Company had no excise tax liability for fiscal 2024 and expects the impact of the excise tax on net corporate stock repurchases will not be material for fiscal 2025.

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	September 30, 2024	June 30, 2024
2013 Equity Incentive Plan shares available for grant	8,699	13,414
Employee stock options and awards outstanding	9,281	7,562
2014 Employee Stock Purchase Plan	6,662	7,130
Total shares reserved for issuance	24,642	28,106

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Cost of product revenues	$618	$483
Cost of subscription and support revenues	689	866
Research and development	4,213	4,377
Sales and marketing	6,882	6,988
General and administrative	7,365	7,205
Total share-based compensation expense	$19,767	$19,919

Stock Options

The following table summarizes stock option activity for the three months ended September 30, 2024 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2024	1,073	$6.58	1.75	$7,376
Granted	—	—
Exercised	(35)	6.40
Canceled	—	—
Options outstanding at September 30, 2024	1,038	$6.58	1.52	$8,764
Vested and expected to vest at September 30, 2024	1,038	$6.58	1.52	$8,764
Exercisable at September 30, 2024	1,038	$6.58	1.52	$8,764

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three months ended September 30, 2024 and 2023.

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

The following table summarizes stock award activity for the three months ended September 30, 2024 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2024	6,489	$22.65
Granted	3,903	15.85
Released	(2,009)	20.84
Canceled	(140)	24.80
Non-vested stock awards outstanding at September 30, 2024	8,243	$19.95	$123,893
Stock awards expected to vest at September 30, 2024	8,243	$19.95	$123,893

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the three months ended September 30, 2024 included 1.1 million RSUs including the market condition awards discussed below to the named executive officers and directors.

Market Condition Awards

During the three months ended September 30, 2024 and 2023, the Compensation Committee of the Board granted 0.9 million and 0.7 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s executives. The MSUs granted during the three months ended September 30, 2024 were subject to total stockholder return ("TSR"). The MSUs granted during the three months ended September 30, 2023 included 0.4 million MSUs subject to TSR and 0.3 million MSUs subject to certain stock price targets.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the three months ended September 30, 2024 was $17.22 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 48%, risk-free interest rate of 3.86%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The weighted-average grant-date fair value of the TSR MSUs granted during the three months ended September 30, 2023 was $38.23 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free interest rate of 4.59%, no expected dividend yield, expected term of three years, and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The stock price target MSUs vest upon the achievement of a certain stock price target over the defined performance period. The stock price target shall be deemed as achieved if the average closing stock price over any 30 consecutive trading days during the period from grant date through the third anniversary of the grant date equals or exceeds the price target of $41.38 for the initial performance period. Upon satisfaction of the initial stock price target, 50% of the target shares will vest on the third anniversary of the grant date and the remaining 50% will vest on the fourth anniversary of the grant date, subject to employees continued service through the applicable vesting dates. If the units are not earned on the last day of initial performance period, the units will remain outstanding and be eligible to be earned if the average closing stock price over any 30 consecutive trading days equals or exceeds the price target of $46.96.

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

On February 15, 2024 the Company modified certain terms and conditions of the stock price target MSU's for certain executive officers. Under the modified agreement, the stock price target over the initial and fourth year performance periods were revised to $23.00 and $26.00, respectively. All other contractual terms remained unchanged. The incremental compensation cost related to the modification was not material and will be recognized ratably over the remaining requisite service period.

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

There were 0.5 million and 0.5 million shares issued under the ESPP during the three months ended September 30, 2024 and 2023, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2024	September 30, 2023
Expected term	0.5 years	0.5 years
Risk-free interest rate	5.04%	5.54%
Volatility	36%	42%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended September 30, 2024 and 2023 was $3.74 and $8.09 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic region.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	September 30, 2024	June 30, 2024
Americas	$130,166	$136,745
EMEA	42,104	33,715
APAC	11,141	11,499
Total long-lived assets	$183,411	$181,959

12.
Derivatives and Hedging

Foreign Exchange Forward Contracts

The Company uses derivative financial instruments to manage exposures to foreign currency risk that may or may not be designated as hedging instruments. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company enters into foreign exchange forward contracts to attempt to mitigate the effect of gains and losses generated by foreign currency transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies.

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of September 30, 2024 and June 30, 2024, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $42.6 million and $31.3 million, respectively. These contracts have maturities of 40 days or less. During the three months ended September 30, 2024 and 2023, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net gains of $0.8 million and net losses of less than of $0.1 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

There were no foreign exchange forward contracts that were designated as hedging instruments as of September 30, 2024 or June 30, 2024.

For the three months ended September 30, 2024 and 2023, the Company recognized foreign currency losses of $1.4 million and gains of $0.5 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded $1.3 million and $2.7 million of restructuring and related charges during the three months ended September 30, 2024 and 2023, respectively, which primarily related to the restructuring plans as noted below.

During the three months ended September 30, 2024, the Company continued to incur additional charges related to the restructuring plans executed in prior years which primarily included severance and benefits costs and professional fees.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the three months ended September 30, 2024, the Company recorded restructuring charges of approximately $0.7 million related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the three months ended September 30, 2024, the Company recorded restructuring charges of approximately $0.5 million related to the Q2 2024 Plan, which primarily consisted of employee severance and benefits expenses, legal and consulting fees.

The Company expects to complete these ongoing restructuring plans by the end of fiscal year 2025 and expects to incur about $0.8 million in additional charges for the Q2 2024 Plan and the Q3 2024 Plan.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company is moving engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company's labs. During the three months ended September 30, 2024, the Company recorded restructuring charges of approximately $0.1 million related to the 2023 Plan. The Company expects that the project will take about 3 to 6 months from September 30, 2024 to complete, and expects to incur charges of approximately $1.7 million throughout this period, primarily for asset disposals, contractor costs, and other fees.

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

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of September 30, 2024 and 2023 the restructuring liability was $4.4 million and $0.9 million, respectively related to these restructuring plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Balance at beginning of period	$11,469	$—
Period charges	1,573	2,776
Period reversals	(296)	(85)
Period payments	(8,353)	(1,766)
Balance at end of period	$4,393	$925

14.
Income Taxes

For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $1.5 million and $4.6 million, respectively.

The income tax provisions for the three months ended September 30, 2024 and 2023, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In addition, the income tax provision for the three months ended September 30, 2023, includes US Federal income tax expense of $1.4 million. The interim income tax provisions for the three months ended September 30, 2024 and 2023 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.2 million of unrecognized tax benefits as of September 30, 2024. If fully recognized in the future, $0.2 million would impact the effective tax rate and $18.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2004 forward due to NOLs and the Company’s state income tax returns are subject to examination for fiscal years 2005 and forward due to NOLs. The Company is currently under audit for income tax purposes in Germany for tax years ended June 30, 2019 through 2022.

15.
Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock used in the basic net income (loss) per share calculation plus the dilutive effect of shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2024	September 30, 2023
Net income (loss)	$(10,504)	$28,676
Weighted-average shares used in per share calculation – basic	131,176	128,782
Options to purchase common stock	—	898
Restricted stock units	—	3,783
Weighted-average shares used in per share calculation – diluted	131,176	133,463

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$(0.08)	$0.22
Net income (loss) per share – diluted	$(0.08)	$0.21

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Options to purchase common stock	1,063	—
Restricted stock units	5,423	1,071
Employee Stock Purchase Plan shares	376	267
Total shares excluded	6,862	1,338

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the first quarter ended September 30, 2024 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, currency and regulatory factors; geopolitical tensions and conflicts; risks related to pending or future litigation and a dependency on third parties for certain components and for the manufacturing of our products.

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

Extreme has been pushing the boundaries of networking technology since 1996, driven by a higher purpose of helping our customers connect beyond the network. Extreme’s cloud networking technologies provide flexibility and scalability in deployment, management, and licensing of networks globally. Our global footprint provides service to some of the world’s leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Industry Background

Enterprises across every industry are going through unprecedented changes, such as leading digital initiatives, migrating their workloads to cloud-based environments, modernizing applications, finding new ways to leverage generative AI (“GenAI”) technology, and adopting to a distributed workforce. In order to accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to ensure secure, distributed connectivity and comprehensive centralized visibility. Networking is mission critical and touches all elements of how services are delivered to customers, employees, students, and patients. Managing networks from cloud-based applications where customers can run their entire end-to-end networks, from wired or wireless infrastructure to SD-WAN, while ensuring full IT management of the business becomes critical. In addition, Machine Learning (“ML”) and GenAI technologies have the potential to vastly improve the network experience in today's world by collating large data sets to increase accuracy and derive resolutions to improve the operation of the network. When ML and GenAI are applied with cloud-driven networking and automation, administrators can quickly scale to provide productivity, availability, accessibility, manageability, security, and speed, regardless of the distribution of the network.

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
•
Provide a differentiated end-to-end cloud architecture. Cloud networking is estimated to be an $11 billion segment of the networking market comprising cloud managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at 14% annually over the next five years, according to data from the 650 Group, Gartner, IDC, and Dell'Oro. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by ML and AI that spans from the Internet of Things (“IoT”) edge to the enterprise data center. Key characteristics of our cloud architecture include:
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
•
Highest value of cloud management subscriptions. ExtremeCloud IQ provides unified cloud-native management driven by AI and ML for wireless access points, network switches, and SD-WAN solutions. It features intuitive configuration workflows, real-time and historical monitoring, comprehensive troubleshooting, and integrated network applications for Extreme customers. The innovative ML technologies of ExtremeCloud IQ analyze and interpret millions of network and user data points, from the edge to the data center, to power actionable business and IT insights. The platform streamlines operations by delivering new levels of network automation and intelligence. The ExtremeCloud IQ Pilot license tier streamlines every aspect of network management from deployment and maintenance to problem resolution. The Pilot license includes key capabilities for guest management, WIPS, and location services with associated services: ExtremeGuest, ExtremeAirDefense, and ExtremeLocation.
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
•
AI is a dynamic tool and is leveraged to drive productivity across our company and to offer security and GenAI solutions to our customers. Extreme’s journey in AI began in 2020 with the advent of machine learning and purpose-built AI. We then introduced Co-Pilot AIOps in 2022 to further enhance network performance and troubleshooting. Today we have the next exciting chapter – Extreme AI Expert – a GenAI solution that will help optimize networks, provide better design, improve mean time to resolution for technical issues, and create cost savings in the overall design and implementation of networks. We are utilizing AI to improve mean time to resolution for customers, both through our AIOps offerings as well as internal use of Extreme AI Expert. We announced a technology preview of our Extreme AI Expert showcasing its ability to speed up documentation searches and resolution of network performance issues. This allows our customers to optimize their network performance and make it easier to focus on value-added activities.

There are several ways customers will be able to leverage our AI in the future:

o
Knowledge queries provide the ability to answer any question in context (i.e., role, application, conversation). Questions are answered with Extreme’s product documentation, GTAC knowledge base and selected training, and best practices material.
o
Intelligent Queries are answered with customer network data from multiple applications (ExtremeCloud IQ, SD-WAN, etc.). User Manuals, Release Notes, How to Guides, EOSL, EOL, Licensing, Service Contracts ,and Company information.
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
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice, and every business must deal with scale, density and BYOD challenges. The network edge landscape is changing as the explosion of mobile and IoT devices increases the demand for high-performance, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the pending migration from Wi-Fi 6 solutions to 6 GHz Wi-Fi (Wi-Fi 6E and Wi-Fi 7), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest 6 GHz indoor and outdoor wireless portfolio, providing intelligence and security for wired/wireless networks by leveraging our cloud architecture, end-to-end fabric services, Universal ZTNA, and AIOps management platform with Explainable ML insights.
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

Results of Operations

During the first quarter of fiscal 2025, we achieved the following results:

•
Net revenues of $269.2 million compared to $353.1 million in the first quarter of fiscal 2023.
•
Product revenues of $162.3 million compared to $253.5 million in the first quarter of fiscal 2023.
•
Subscription and support revenues of $106.9 million compared to $99.7 million in the first quarter of fiscal 2023.
•
Total gross margin of 63.0% of net revenues compared to 60.3% of net revenues in the first quarter of fiscal 2023.
•
Operating loss of $4.7 million compared to operating income of $35.9 million in the first quarter of fiscal 2023.
•
Net loss of $10.5 million compared to net income of $28.7 million in the first quarter of fiscal 2023.

During the first three months of fiscal 2025, we reflected the following results:

•
Cash flows provided by operating activities of $18.6 million compared to $75.6 million in the three months ended September 30, 2023.
•
Cash and cash equivalents of $159.5 million as of September 30, 2024 compared to $156.7 million as of June 30, 2024.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Net revenues:
Product	$162,284	$253,483	$(91,199)	(36.0)%
Percentage of net revenues	60.3%	71.8%
Subscription and support	106,920	99,654	7,266	7.3%
Percentage of net revenues	39.7%	28.2%
Total net revenues	$269,204	$353,137	$(83,933)	(23.8)%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings which includes SaaS offerings, maintenance contracts, professional services and training for our products.

Product revenues decreased $91.2 million or 36.0% for the three months ended September 30, 2024 as compared to the corresponding period in fiscal 2024. The decrease in product revenues was primarily driven by lower bookings, shipments and lower channel sell-through caused by current macroeconomic conditions.

Subscription and support revenues increased $7.3 million or 7.3% for the three months ended September 30, 2024 as compared to the corresponding period in fiscal 2024. The increase in subscription and support revenues was primarily due to the continued growth in our subscription business.

The following table presents the product and subscription and support gross profit and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Gross profit:
Product	$92,882	$144,947	$(52,065)	(35.9)%
Percentage of product revenues	57.2%	57.2%
Subscription and support	76,625	67,989	8,636	12.7%
Percentage of subscription and support revenues	71.7%	68.2%
Total gross profit	$169,507	$212,936	$(43,429)	(20.4)%
Percentage of net revenues	63.0%	60.3%

Product gross profit decreased $52.1 million or 35.9% for the three months ended September 30, 2024 as compared to the corresponding period in fiscal 2024. The decrease in product gross profit was primarily due to lower product revenues, partially offset by lower reserves for excess and obsolete inventory, lower intangible asset amortization due to certain intangible assets being fully amortized, lower distribution costs due to lower shipments and lower warranty reserves.

Subscription and support gross profit increased $8.6 million or 12.7% for the three months ended September 30, 2024 as compared to the corresponding period in fiscal 2024. The increase in subscription and support gross profit was primarily due to increased subscription and support revenues as well as lower personnel costs partially offset by increased subscription costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2024	September 30, 2023	$ Change	% Change
Research and development	54,451	$58,016	$(3,565)	(6.1)%
Sales and marketing	81,383	91,920	(10,537)	(11.5)%
General and administrative	36,601	23,873	12,728	53.3%
Restructuring and related charges	1,277	2,717	(1,440)	(53.0)%
Amortization of intangible assets	512	511	1	0.2%
Total operating expenses	174,224	$177,037	$(2,813)	(1.6)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses decreased by $3.6 million or 6.1% for the three months ended September 30, 2024 as compared to the corresponding period in fiscal 2024. The decrease in research and development expenses was primarily due to a $2.7 million decrease in personnel costs due to lower compensation and benefits costs and a $2.6 million decrease in contractor costs partially offset by a $0.7 million increase in engineering project costs, a $0.7 million increase in information technology and facilities costs, and $0.4 million increase in other expenses primarily recruiting and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $10.5 million or 11.5% for the three months ended September 30, 2024 as compared to the corresponding period in fiscal 2024. The decrease in sales and marketing expenses was primarily due to a $9.2 million decrease in personnel costs primarily due to lower headcount, a $1.0 million decrease in travel costs and a $0.3 million decrease in professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $12.7 million or 53.3% for the three months ended September 30, 2024 as compared to the corresponding period in fiscal 2024. The increase in general and administrative expenses was primarily due to a $9.3 million increase in litigation charges due to an additional accrual for an ongoing litigation matter and a $4.8 million increase in system transition costs, partially offset by a $1.4 million decrease in equipment related expenses primarily due to lower depreciation and software maintenance costs.

Restructuring and Related Charges

For the three months ended September 30, 2024, we recorded restructuring and related charges of $1.3 million, which primarily consisted of additional severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q2 2024 Plan”, and "Q3 2024 Plan", each as described in Note 13, Restructuring and Related Charges, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three months ended September 30, 2023, we recorded restructuring and related charges of $2.7 million, which primarily consisted of costs associated with the headcount reduction related to the reduction-in-force plan executed during the first quarter in fiscal 2024.

Amortization of Intangible Assets

During the three months ended September 30, 2024 and 2023, we recorded $0.5 million of operating expenses for each period related to the amortization of intangible assets.

Interest Income

During the three months ended September 30, 2024 and 2023, we recorded $0.8 million and $1.2 million, respectively, in interest income. The decrease in interest income was primarily related to the lower interest earned on our cash accounts due to lower cash and cash equivalents balances held during the first quarter in fiscal 2025.

Interest Expense

During the three months ended September 30, 2024 and 2023, we recorded $4.4 million and $4.3 million, respectively, in interest expense. The increase in interest expense was primarily due to higher average rates under the Amended Credit Agreement, as defined below.

Other Income (Expense), Net

During the three months ended September 30, 2024 and 2023, we recorded other expense, net of $0.7 million and other income, net of $0.4 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2024 and 2023, we recorded income tax provision of $1.5 million and $4.6 million, respectively.

The income tax provisions for the three months ended September 30, 2024 and 2023 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System. In addition, the income tax provision (benefit) for the three months ended September 30, 2023 includes U.S. federal income tax expense of $1.4 million.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2024, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	September 30, 2024	June 30, 2024
Cash and cash equivalents	$159,546	$156,699

As of September 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $159.5 million, accounts receivable, net of $97.2 million, and available borrowings under our 2023 Revolving Facility of $135.8 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest and share repurchases. We believe that our $159.5 million of cash and cash equivalents at September 30, 2024, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On May 18, 2022, our Board of Directors (the “Board”) authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022 (as amended, the "2022 Repurchase Program"). A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2022 Repurchase Program does not obligate us to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended September 30, 2024, the Company did not repurchase any shares of its common stock. As of September 30, 2024, the Company had $50.3 million available under the 2022 Repurchase Program.

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

On August 14, 2024, we entered into an Amendment Number One to the 2023 Credit Agreement the “Amended Credit Agreement." Under the Amended Credit Agreement, we modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with our operations and activities.

During the three months ended September 30, 2024, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Net cash provided by operating activities	$18,585	$75,635
Net cash used in investing activities	(6,916)	(4,314)
Net cash used in financing activities	(9,121)	(81,461)
Foreign currency effect on cash and cash equivalents	299	(252)
Net increase (decrease) in cash and cash equivalents	$2,847	$(10,392)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the three months ended September 30, 2024 were $18.6 million, including our net loss of $10.5 million and non-cash expenses of $27.8 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in prepaid expenses and other assets and increases in accounts payable, deferred revenue and accrued compensation and benefits. This was partially offset by increases in accounts receivable, inventories as well as decreases in operating lease liabilities and other liabilities.

Cash flows provided by operations in the three months ended September 30, 2023 were $75.6 million, including our net income of $28.7 million and non-cash expenses of $43.3 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess or obsolete and interest. Other sources of cash for the period included a decrease in accounts receivable, and an increase in deferred revenue and other accrued liabilities. This was partially offset by increases in inventories, prepaid and other assets and decreases in accounts payable, accrued compensation, operating lease liabilities and other current and long-term liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2024 were $6.9 million for the purchases of property and equipment.

Cash flows used in investing activities in the three months ended September 30, 2023 were $4.3 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the three months ended September 30, 2024 were $9.1 million primarily due to a payment of $5.9 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options, a payment of $0.7 million for debt financing costs related to the Amended Credit Agreement, and a debt repayment of $2.5 million.

Cash flows used in financing activities in the three months ended September 30, 2023 were $81.5 million primarily due to payment of $29.1 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP, a $25.0 million payment against our revolving facility, share repurchase of $24.9 million under our share repurchase program and debt repayment of $2.5 million.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in the three months ended September 30, 2024, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of September 30, 2024, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of September 30, 2024, we had $187.5 million of debt outstanding, which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of September 30, 2024, we had non-cancelable commitments to purchase $37.3 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of September 30, 2024, we had contractual commitments of $23.7 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of September 30, 2024, the value of our obligations under operating leases was $60.6 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of September 30, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At September 30, 2024, we had $187.5 million of debt outstanding, all of which was from the Amended Credit Agreement. During the quarter ended September 30, 2024, the average daily outstanding amount was $196.7 million, with a high of $210.0 million and a low of $187.5 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2024, on the outstanding borrowings under the Amended Credit Agreement as of September 30, 2024, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of September 30, 2024	100 bps	50 bps
Debt	$(1,967)	$(984)	$196,712	$1,967	$984

* The underlying interest rate was 7.52% as of September 30, 2024.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of September 30, 2024 and 2023 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $42.6 million and $18.7 million, respectively. These contracts have maturities of less than 40 days. Changes in the fair value of derivatives are recognized in “Other income (expense), net."

Foreign currency transaction gains and losses from operations were losses of $1.4 million and gains $0.5 million for the three months ended September 30, 2024 and 2023, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and Note 8, Commitments and Contingencies, to the Notes to Condensed Consolidated Financial Statements, in this Report, which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

On September 10, 2024, Katayoun ("Katy") Motiey, the Company's Chief Legal, Administrative & Sustainability Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 37,000 shares of the Company's common stock until December 11, 2025.

Item 6. Exhibits

(a)
Exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	11/9/2023	3.1

3.3	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/9/2023	3.1

10.1	First Amendment to Second Amended and Restated Credit Agreement dated as of August 14, 2024, by and among Extreme Networks, Inc., the several banks and other financial institutions and the Bank of Montreal, as administrative agent.	10-K	8/16/2024	10.34

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) October 31, 2024