Form 10-Q
period 2024-12-31
EXTREME NETWORKS INC
filed 2025-01-30
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of January 24, 2025, the registrant had 132,755,304 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2024

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$170,322	$156,699
Accounts receivable, net	117,575	89,518
Inventories	132,278	141,032
Prepaid expenses and other current assets	75,114	79,677
Total current assets	495,289	466,926
Property and equipment, net	36,735	43,744
Operating lease right-of-use assets, net	41,609	44,145
Goodwill	391,981	393,709
Intangible assets, net	8,221	10,613
Other assets	107,109	83,457
Total assets	$1,080,944	$1,042,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,371	$51,423
Accrued compensation and benefits	59,521	42,064
Accrued warranty	10,036	10,942
Current portion of deferred revenue	312,050	306,114
Current portion of long-term debt, net of unamortized debt issuance costs of $752 and $674, respectively	11,748	9,326
Current portion of operating lease liabilities	10,997	10,547
Other accrued liabilities	77,499	87,172
Total current liabilities	534,222	517,588
Deferred revenue, less current portion	277,419	268,909
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,634 and $1,735, respectively	170,866	178,265
Operating lease liabilities, less current portion	37,994	41,466
Deferred income taxes	6,771	7,978
Other long-term liabilities	2,464	3,106
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 150,866 and 148,503 shares issued, respectively; 132,647 and 130,284 shares outstanding, respectively	151	149
Additional paid-in-capital	1,253,296	1,220,379
Accumulated other comprehensive loss	(19,354)	(15,483)
Accumulated deficit	(945,084)	(941,962)
Treasury stock at cost, 18,219 and 18,219 shares, respectively	(237,801)	(237,801)
Total stockholders’ equity	51,208	25,282
Total liabilities and stockholders’ equity	$1,080,944	$1,042,594

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net revenues:
Product	$172,261	$186,611	$334,545	$440,094
Subscription and support	107,094	109,766	214,014	209,420
Total net revenues	279,355	296,377	548,559	649,514
Cost of revenues:
Product	72,604	81,493	142,006	190,029
Subscription and support	31,628	31,514	61,923	63,179
Total cost of revenues	104,232	113,007	203,929	253,208
Gross profit:
Product	99,657	105,118	192,539	250,065
Subscription and support	75,466	78,252	152,091	146,241
Total gross profit	175,123	183,370	344,630	396,306
Operating expenses:
Research and development	54,883	52,833	109,334	110,849
Sales and marketing	79,967	85,154	161,350	177,074
General and administrative	26,064	25,384	62,665	49,257
Restructuring and related charges	1,035	9,174	2,312	11,891
Amortization of intangible assets	509	509	1,021	1,020
Total operating expenses	162,458	173,054	336,682	350,091
Operating income	12,665	10,316	7,948	46,215
Interest income	839	1,430	1,685	2,656
Interest expense	(4,179)	(4,269)	(8,601)	(8,587)
Other income (expense), net	661	(420)	(60)	12
Income before income taxes	9,986	7,057	972	40,296
Provision for income taxes	2,604	3,069	4,094	7,632
Net income (loss)	$7,382	$3,988	$(3,122)	$32,664

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$0.06	$0.03	$(0.02)	$0.25
Net income (loss) per share – diluted	$0.06	$0.03	$(0.02)	$0.25

Shares used in per share calculation – basic	132,381	128,987	131,778	128,885
Shares used in per share calculation – diluted	134,107	131,514	131,778	132,786

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income (loss)	$7,382	$3,988	$(3,122)	$32,664
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(7,972)	4,038	(3,871)	1,134
Other comprehensive income (loss):	(7,972)	4,038	(3,871)	1,134
Total comprehensive income (loss)	$(590)	$8,026	$(6,993)	$33,798

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at September 30, 2023	146,264	$146	$1,164,589	$(16,096)	(16,734)	$(212,835)	$(827,322)	$108,482
Net income	—	—	—	—	—	—	3,988	3,988
Other comprehensive income	—	—	—	4,038	—	—	—	4,038
Issuance of common stock from equity incentive plans, net of tax withholdings	579	1	(4,316)	—	—	—	—	(4,315)
Repurchase of stock	—	—	—	—	(1,485)	(24,966)	—	(24,966)
Share-based compensation	—	—	20,957	—	—	—	—	20,957
Balance at December 31, 2023	146,843	$147	$1,181,230	$(12,058)	(18,219)	$(237,801)	$(823,334)	$108,184

Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net income	—	—	—	—	—	—	32,664	32,664
Other comprehensive income	—	—	—	1,134	—	—	—	1,134
Issuance of common stock from equity incentive plans, net of tax withholdings	3,214	3	(33,390)	—	—	—	—	(33,387)
Repurchase of stock	—	—	—	—	(2,365)	(49,855)	—	(49,855)
Share-based compensation	—	—	40,876	—	—	—	—	40,876
Balance at December 31, 2023	146,843	$147	$1,181,230	$(12,058)	(18,219)	$(237,801)	$(823,334)	$108,184

Balance at September 30, 2024	150,265	$150	$1,234,220	$(11,382)	(18,219)	$(237,801)	$(952,466)	$32,721
Net income	—	—	—	—	—	—	7,382	7,382
Other comprehensive loss	—	—	—	(7,972)	—	—	—	(7,972)
Issuance of common stock from equity incentive plans, net of tax withholdings	601	1	(2,376)	—	—	—	—	(2,375)
Share-based compensation	—	—	21,452	—	—	—	—	21,452
Balance at December 31, 2024	150,866	$151	$1,253,296	$(19,354)	(18,219)	$(237,801)	$(945,084)	$51,208

Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net loss	—	—	—	—	—	—	(3,122)	(3,122)
Other comprehensive loss	—	—	—	(3,871)	—	—	—	(3,871)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,363	2	(8,302)	—	—	—	—	(8,300)
Share-based compensation	—	—	41,219	—	—	—	—	41,219
Balance at December 31, 2024	150,866	$151	$1,253,296	$(19,354)	(18,219)	$(237,801)	$(945,084)	$51,208

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$(3,122)	$32,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,804	9,485
Amortization of intangible assets	2,251	3,064
Reduction in carrying amount of right-of-use asset	4,894	5,891
Provision for credit losses	27	82
Share-based compensation	41,219	40,876
Deferred income taxes	(987)	(21)
Provision (Benefit) for excess and obsolete inventory(1)	(271)	16,043
Non-cash interest expense	594	532
Other	(801)	(2,481)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,083)	69,915
Inventories(1)	411	(80,595)
Prepaid expenses and other assets	(9,969)	(7,850)
Accounts payable	1,177	(12,263)
Accrued compensation and benefits	16,995	(20,625)
Operating lease liabilities	(5,375)	(6,444)
Deferred revenue	17,421	48,272
Other current and long-term liabilities	(4,067)	13,320
Net cash provided by operating activities	40,118	109,865
Cash flows from investing activities:
Capital expenditures	(12,325)	(9,955)
Net cash used in investing activities	(12,325)	(9,955)
Cash flows from financing activities:
Net payments on revolving facility	—	(25,000)
Payments on debt obligations	(5,000)	(5,000)
Payments on debt financing costs	(695)	—
Repurchase of common stock	—	(49,855)
Payments for tax withholdings, net of proceeds from issuance of common stock	(8,300)	(33,387)
Net cash used in financing activities	(13,995)	(113,242)
Foreign currency effect on cash and cash equivalents	(175)	(91)
Net increase (decrease) in cash and cash equivalents	13,623	(13,423)

Cash and cash equivalents at beginning of period	156,699	234,826
Cash and cash equivalents at end of period	$170,322	$221,403

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2024. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for fiscal 2025 or any future periods.

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

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on the Company's condensed consolidated financial statements and accompanying disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve disclosures about public business entities’ expenses and to provide more detailed information around the types of expenses included in commonly presented expense captions. Additionally, in January 2025 the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, and can be applied on a prospective basis or on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and ASU 2025-01 on its consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements and related disclosures.

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

As of December 31, 2024, the Company had $589.5 million of remaining performance obligations, which primarily comprised of deferred SaaS subscription and deferred support revenues. The Company expects to recognize approximately 31% of its deferred revenue as revenue in the remainder of fiscal 2025, an additional 34% in fiscal 2026, and the remaining 35% of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the condensed consolidated balance sheets. Services provided under renewable SaaS subscription and support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are either billed fully at the inception of contract or at periodic intervals (e.g., quarterly or annually). The Company generally receives payments from its customers in advance of services being provided, resulting in deferred revenues. These liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the three months ended December 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each period was $101.3 million and $105.7 million, respectively. Revenue recognized for the six months ended December 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each period was $183.3 million and $172.0 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $24.7 million as of December 31, 2024 and June 30, 2024. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended December 31, 2024 and 2023 was $3.1 million and $2.7 million, respectively. Amortization recognized during the six months ended December 31, 2024 and 2023 was $6.1 million and $5.2 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations, which were satisfied or partially satisfied during previous periods.

Revenues by Geography

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s net revenues disaggregated by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Americas:
United States	119,678	$149,549	272,931	$332,301
Other	11,710	13,086	23,892	25,983
Total Americas	131,388	162,635	296,823	358,284
EMEA	128,257	110,605	213,175	254,208
APAC	19,710	23,137	38,561	37,022
Total net revenues	$279,355	$296,377	$548,559	$649,514

Geographic Concentrations

For the three and six months ended December 31, 2024, the Company generated 15% and 11% of its net revenues from the Netherlands, respectively. For the three months ended December 31, 2023, the Company generated 10% of its net revenues from Germany and for the six months ended December 31, 2023, the Company generated approximately 11% of its net revenues from the Netherlands. No other foreign country accounted for 10% or more of the Company's net revenues for the three and six months ended December 31, 2024 and 2023.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Westcon Group, Inc.	22%	10%	18%	18%
TD Synnex Corporation	17%	24%	19%	21%
Jenne, Inc.	15%	23%	18%	25%

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	December 31, 2024	June 30, 2024
Jenne, Inc.	26%	64%
ScanSource, Inc.	*	11%
* Less than 10% of accounts receivable

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	December 31, 2024	June 30, 2024
Cash	$170,204	$153,483
Cash equivalents	118	3,216
Total cash and cash equivalents	$170,322	$156,699

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

The following table summarizes the Company's inventory by category (in thousands):

	December 31, 2024	June 30, 2024
Finished goods	$84,002	$115,813
Raw materials	48,276	25,219
Total inventories	$132,278	$141,032

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	December 31, 2024	June 30, 2024
Computers and equipment	$80,790	$77,224
Software	55,805	60,717
Office equipment, furniture and fixtures	8,103	8,134
Leasehold improvements	48,128	47,880
Total property and equipment	192,826	193,955
Less: accumulated depreciation and amortization	(156,091)	(150,211)
Property and equipment, net	$36,735	$43,744

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Balance at beginning of period	$10,239	$12,164	$10,942	$12,322
New warranties issued	3,045	2,777	5,531	6,451
Warranty expenditures	(3,248)	(3,544)	(6,437)	(7,376)
Balance at end of period	$10,036	$11,397	$10,036	$11,397

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$118	$—	$118
Foreign currency derivatives	—	36	—	36
Total assets measured at fair value	$—	$154	$—	$154
Liabilities
Foreign currency derivatives	$—	$342	$—	$342
Total liabilities measured at fair value	$—	$342	$—	$342

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$3,216	$—	$3,216
Foreign currency derivatives	—	18	—	18
Total assets measured at fair value	$—	$3,234	$—	$3,234
Liabilities
Foreign currency derivatives	$—	$71	$—	$71
Total liabilities measured at fair value	$—	$71	$—	$71

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

As of December 31, 2024 and June 30, 2024, the Company had investment in certificates of deposit of $0.1 million and $3.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of December 31, 2024 and June 30, 2024, their fair value approximated their amortized cost.

As of December 31, 2024 and June 30, 2024, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $55.0 million and $31.3 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended December 31, 2024 and 2023, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net losses of $2.1 million and net gains of $0.4 million, respectively. For the six months ended December 31, 2024 and 2023, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $1.3 million and net gains of $0.3 million, respectively. As of December 31, 2024 and June 30, 2024, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2023 Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the 2023 Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $185.0 million and $190.0 million as of December 31, 2024 and June 30, 2024, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of December 31, 2024 and June 30, 2024, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the three and six months ended December 31, 2024 and 2023. There were no impairments recorded for the three and six months ended December 31, 2024 and 2023.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2024
Developed technology	2.8 years	$168,884	$163,676	$5,208
Customer relationships	1.5 years	64,626	61,756	2,870
Trade names	0.0 years	10,700	10,700	—
License agreements	2.0 years	1,282	1,139	143
Total intangible assets, net*		$245,492	$237,271	$8,221
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2024
Developed technology	3.0 years	$169,247	$162,708	$6,539
Customer relationships	2.0 years	64,671	60,776	3,896
Trade names	0.0 years	10,700	10,700	—
License agreements	2.4 years	1,282	1,104	178
Total intangible assets, net*		$245,901	$235,288	$10,613
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Amortization of intangible assets in “Total cost of revenues”	$606	$611	$1,230	$2,044
Amortization of intangible assets in “Total operating expenses”	509	509	1,021	1,020
Total amortization expense	$1,115	$1,120	$2,251	$3,064

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2025 (the remainder of fiscal 2025)	$2,183
2026	3,131
2027	1,402
2028	1,246
2029	259
Total	$8,221

Goodwill

The Company had goodwill in the amount of $392.0 million and $393.7 million as of December 31, 2024 and June 30, 2024, respectively. The change in goodwill during the six months ended December 31, 2024 is due to foreign currency translation adjustments that are recorded as a component of accumulated other comprehensive loss.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2024	June 30, 2024
Current portion of long-term debt:
Term Loan	$12,500	$10,000
Less: unamortized debt issuance costs	(752)	(674)
Current portion of long-term debt	$11,748	$9,326

Long-term debt, less current portion:
Term Loan	$172,500	$180,000
Less: unamortized debt issuance costs	(1,634)	(1,735)
Total long-term debt, less current portion	170,866	178,265
Total debt	$182,614	$187,591

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

As of December 31, 2024, the Company was in compliance with all the terms and financial covenants of the Amended Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs is included in “Interest expense” in the accompanying condensed consolidated statements of operations and was $0.3 million for each period during the three months ended December 31, 2024 and 2023 and was $0.6 million and $0.5 million for the six months ended December 31, 2024 and 2023, respectively. The interest rate was 6.84% and 7.46% as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company did not have any outstanding balance against its 2023 Revolving Facility. The Company had $135.8 million of availability under the 2023 Revolving Facility as of December 31, 2024. During the three and six months ended December 31, 2024 and 2023, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of December 31, 2024.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2024, the Company had commitments to purchase $29.5 million of inventory.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual. However, if the loss (or an additional loss in excess of any prior accrual) is at least reasonably possible and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty. However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. As of December 31, 2024, the total estimated litigation expense accrual included in the “Other accrued liabilities” in the condensed consolidated balance sheets was $23.5 million for various ongoing litigation matters with probable losses that can be reasonably estimated.

Orckit IP, LLC v. Extreme Networks, Inc., Extreme Networks Ireland Ltd., and Extreme Networks GmbH

On February 1, 2018, Orckit IP, LLC (“Orckit”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleged direct and indirect infringement of the German portion of a patent (“EP ‘364”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that are equipped with the ExtremeXOS operating system. On October 21, 2024, the District Court in Dusseldorf, Germany confirmed the withdrawal by Orckit of its complaint, thus concluding this action.

On April 23, 2019, Orckit filed an extension of the patent infringement complaint against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. With this extension, Orckit alleged infringement of the German portion of a second patent (“EP ‘077”) based on the offer, distribution, use, possession and/or importation into Germany of certain network switches that the Company no longer sells in Germany. On December 23, 2024, Orckit withdrew this infringement complaint.

The Company filed a nullity action related to the EP ‘364 patent on May 3, 2018, and one related to the EP ‘077 patent on October 31, 2019, both in the Federal Patent Court in Munich. The Federal Patent Court in Munich found the EP ‘364 patent to be valid and the Company filed an appeal, which was dismissed on October 12, 2023. On December 10, 2024, the Federal Court of Justice ruled that the ‘077 patent is invalid.

As a result of the withdrawals and the invalidity ruling, these cases are now concluded in the Company’s favor.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software. SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. The Company filed a motion to transfer the case to the Northern District of California. The motion to dismiss was denied in part and denied without prejudice in part. On March 2, 2023, SNMP filed an amended complaint adding claims against Extreme on additional products for copyright infringement, breach of contract, and fraud. The trial is set for August 5, 2025.

Mala Technologies Ltd. v. Extreme Networks GmbH, Extreme Networks Ireland Ops Ltd., and Extreme Networks, Inc.

On April 15, 2021, Mala Technologies Ltd. (“Mala”) filed a patent infringement lawsuit against the Company and its Irish and German subsidiaries in the District Court in Dusseldorf, Germany. The lawsuit alleges indirect infringement of the German portion of a patent (“EP ‘498”) based on the offer and sale in Germany of certain network switches equipped with the ExtremeXOS operating system. Mala is seeking injunctive relief, accounting, and an unspecified declaration of liability for damages and costs of the lawsuit. On December 20, 2022, the trial court ruled that the Company did not infringe the EP ‘498 patent and dismissed Mala’s complaint entirely. Mala has filed an appeal. On December 9, 2024, the Higher Regional Court stayed the matter until the nullity action has been finally decided.

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021. The German Federal Patent Court issued a decision finding that the patent was invalid on November 20, 2024. It is not yet known if Mala will appeal the ruling of the German Federal Patent Court.

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al.

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of its current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company's business and prospects during the Class Period. The lawsuit seeks unspecified damages. On December 30, 2024, the Court selected Oklahoma Fire/Police and Oakland County Employees as the lead plaintiffs. Trial has been scheduled for March 20, 2027.

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

9.
Stockholders’ Equity

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2024 to increase the maximum number of available shares by 2.3 million shares, which was approved by the stockholders of the Company at the annual meeting of stockholders held on November 14, 2024.

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

During the three and six months ended December 31, 2024, the Company did not repurchase any shares of its common stock. During the three months ended December 31, 2023, the Company repurchased 1,485,005 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $16.81 per share. During the six months ended December 31, 2023, the Company repurchased a total of 2,365,220 shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. As of December 31, 2024, approximately $50.3 million remains available for share repurchases under the 2022 Repurchase Program.

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

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	December 31, 2024	June 30, 2024
2013 Equity Incentive Plan shares available for grant	11,092	13,414
Employee stock options and awards outstanding	8,619	7,562
2014 Employee Stock Purchase Plan	6,662	7,130
Total shares reserved for issuance	26,373	28,106

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Cost of product revenues	$680	$464	$1,298	$947
Cost of subscription and support revenues	798	749	1,487	1,615
Research and development	4,467	4,435	8,680	8,812
Sales and marketing	7,596	7,535	14,478	14,523
General and administrative	7,911	7,774	15,276	14,979
Total share-based compensation expense	$21,452	$20,957	$41,219	$40,876

Stock Options

The following table summarizes stock option activity for the six months ended December 31, 2024 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2024	1,073	$6.58	1.75	$7,376
Granted	—	—
Exercised	(195)	6.40
Canceled	—	—
Options outstanding at December 31, 2024	878	$6.62	1.39	$8,886
Vested and expected to vest at December 31, 2024	878	$6.62	1.39	$8,886
Exercisable at December 31, 2024	878	$6.62	1.39	$8,886

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three and six months ended December 31, 2024 and 2023.

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

The following table summarizes stock award activity for the six months ended December 31, 2024 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2024	6,489	$22.65
Granted	4,191	15.82
Released	(2,662)	20.47
Canceled	(277)	21.62
Non-vested stock awards outstanding at December 31, 2024	7,741	$19.83
Stock awards expected to vest at December 31, 2024	7,741	$19.83	$153,538

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the six months ended December 31, 2024 included 1.3 million RSUs including the market condition awards discussed below to the named executive officers and outside directors.

Market Condition Awards

During the six months ended December 31, 2024 and 2023, the Compensation Committee of the Board granted 0.9 million and 0.8 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s employees. The MSUs granted during the six months ended December 31, 2024 were subject to total stockholder return (“TSR”). The MSUs granted during the six months ended December 31, 2023 included 0.5 million MSUs subject to TSR and 0.3 million MSUs subject to certain stock price targets.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the six months ended December 31, 2024 was $17.22 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 48%, risk-free interest rate of 3.86%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The weighted-average grant-date fair value of the TSR MSUs granted during the six months ended December 31, 2023 was $34.09 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free interest rate of 4.48%, no expected dividend yield, expected term of three years, and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The stock price target MSUs vest upon the achievement of a certain stock price target over the defined performance period. The stock price target shall be deemed as achieved if the average closing stock price over any 30 consecutive trading days during the period from grant date through the third anniversary of the grant date equals or exceeds the price target of $41.38 for the initial performance period. Upon satisfaction of the initial stock price target, 50% of the target shares will vest on the third anniversary of the grant date and the remaining 50% will vest on the fourth anniversary of the grant date, subject to employees’ continued service through the applicable vesting dates. If the units are not earned on the last day of initial performance period, the units will remain outstanding and be eligible to be earned if the average closing stock price over any 30 consecutive trading days equals or exceeds the price target of $46.96.

The grant date fair value of these stock price target MSUs was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of these stock price target MSUs granted during the six months ended December 31, 2024 was $28.80 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 63%, risk-free interest rate of 4.45%, no expected dividend yield, expected term of three years based on possible future stock prices over the performance period based on the historical stock prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

On February 15, 2024 the Company modified certain terms and conditions of the stock price target MSU's for certain employees. Under the modified agreement, the stock price target over the initial and fourth year performance periods were revised to $23.00 and $26.00, respectively. All other contractual terms remained unchanged. The incremental compensation cost related to the modification was not material and will be recognized ratably over the remaining requisite service period.

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

There were 0.5 million and 0.5 million shares issued under the ESPP during the six months ended December 31, 2024 and 2023, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Six Months Ended
	December 31, 2024	December 31, 2023
Expected term	0.5 years	0.5 years
Risk-free interest rate	5.04%	5.54%
Volatility	36%	42%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the six months ended December 31, 2024 and 2023 was $3.74 and $8.09 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic region.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	December 31, 2024	June 30, 2024
Americas	$142,172	$136,745
EMEA	41,064	33,715
APAC	10,438	11,499
Total long-lived assets	$193,674	$181,959

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of December 31, 2024 and June 30, 2024, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $55.0 million and $31.3 million, respectively. During the three months ended December 31, 2024 and 2023, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net losses of $2.1 million and net gains of $0.4 million, respectively. During the six months ended December 31, 2024 and 2023 the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $1.3 million and net gains of $0.3 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

There were no foreign exchange forward contracts that were designated as hedging instruments as of December 31, 2024 or June 30, 2024.

For the three months ended December 31, 2024 and 2023, the Company recognized foreign currency net gains of $2.8 million and foreign currency net losses of $0.7 million, respectively, and for the six months ended December 31, 2024 and 2023, the Company recognized foreign currency net gains of $1.4 million and foreign currency net losses of $0.3 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded $1.0 million and $9.2 million of restructuring and related charges during the three months ended December 31, 2024 and 2023, respectively. The Company recorded $2.3 million and $11.9 million of restructuring and related charges during the six months ended December 31, 2024 and 2023, respectively. These charges primarily included severance and benefits costs and professional fees related to the restructuring plans executed in prior years.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the three and six months ended December 31, 2024, the Company recorded restructuring charges of $0.9 million and $1.5 million, respectively, related to the Q3 2024 Plan, which primarily consisted of additional severance and benefits expenses, legal and consulting fees.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the three and six months ended December 31, 2024, the Company recorded restructuring charges of less than $0.1 million and $0.6 million related to the Q2 2024 Plan, which primarily consisted of additional severance and benefits expenses, legal fees and consulting fees. During the three months ended December 31, 2023, the Company recorded restructuring charges of $8.8 million related to the Q2 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees.

Through December 31, 2024, the Company has incurred $29.1 million in restructuring charges under the Q2 2024 Plan and Q3 2024 Plan which primarily related to severance and benefits costs. The Company expects to complete these ongoing restructuring plans by the end of fiscal year 2025 and expects to incur approximately $1.3 million in additional charges for the Q2 2024 Plan and the Q3 2024 Plan.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company is moved engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company's labs. During the six months ended December 31, 2024, the Company recorded restructuring charges of $0.1 million related to the 2023 Plan. The Company expects to complete the 2023 Plan by the end of fiscal year 2025 and expects to incur charges of $1.6 million throughout this period, primarily for asset disposals and other fees. Through December 31, 2024, the

Company has incurred $6.6 million of restructuring charges under the 2023 Plan, which primarily consisted of $5.9 million in accelerated depreciation on lab leasehold improvements and $0.7 million in other charges related to moving expenses and asset disposal costs.

During the first quarter of fiscal 2024, the Company initiated a reduction-in-force plan to rebalance the workforce to create greater efficiency and improve execution in alignment with the Company's business and strategic priorities (the “Q1 2024 Plan”). It consisted primarily of workforce reduction to drive productivity in research and development, sales and marketing and provide efficiency across operations and general and administrative functions. During the three and six months ended December 31, 2023, the Company incurred charges of $0.2 million and $2.9 million, respectively related to the Q1 2024 Plan. As of June 30, 2024, the plan was completed.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of December 31, 2024 and 2023, the restructuring liability was $3.4 million and $6.2 million, respectively related to these restructuring plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Balance at beginning of period	$4,393	$925	$11,469	$—
Period charges	1,134	9,412	2,707	12,188
Period reversals	(97)	(173)	(393)	(258)
Period payments	(2,032)	(3,972)	(10,385)	(5,738)
Balance at end of period	$3,398	$6,192	$3,398	$6,192

14.
Income Taxes

For the three months ended December 31, 2024 and 2023, the Company recorded an income tax provision of $2.6 million and $3.1 million, respectively. For the six months ended December 31, 2024 and 2023, the Company recorded an income tax provision of $4.1 million and $7.6 million, respectively.

The income tax provisions for the three and six months ended December 31, 2024 and 2023, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In addition, the income tax provision for the three and six months ended December 31, 2024, includes US Federal income tax expense of $1.4 million and $0.2 million, respectively. The interim income tax provisions for the three and six months ended December 31, 2024 and 2023 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.2 million of unrecognized tax benefits as of December 31, 2024. If fully recognized in the future, $0.2 million would impact the effective tax rate and $18.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income (loss)	$7,382	$3,988	$(3,122)	$32,664
Weighted-average shares used in per share calculation – basic	132,381	128,987	131,778	128,885
Options to purchase common stock	551	757	—	836
Restricted stock units	1,100	1,579	—	2,951
Employee Stock Purchase Plan shares	75	191	—	114
Weighted-average shares used in per share calculation – diluted	134,107	131,514	131,778	132,786

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$0.06	$0.03	$(0.02)	$0.25
Net income (loss) per share – diluted	$0.06	$0.03	$(0.02)	$0.25

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Options to purchase common stock	—	—	997	—
Restricted stock units	1,295	2,336	5,638	1,623
Employee Stock Purchase Plan shares	695	560	545	445
Total shares excluded	1,990	2,896	7,180	2,068

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the second quarter ended December 31, 2024 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, currency and regulatory factors; geopolitical tensions and conflicts; risks related to pending or future litigation and a dependency on third parties for certain components and for the manufacturing of our products.

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

Extreme Networks, Inc. (“Extreme” or “Company”) is a leading provider of cloud networking with integrated security and Artificial Intelligence (“AI”) solutions along with industry leading services and support. Extreme designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD-WAN”) infrastructure equipment, software and cloud-based network management solutions and security and AI software solutions. The Company’s Platform ONETM solution, announced in December 2024, is a technology platform that reduces the complexity for enterprises by seamlessly integrating networking, security and AI solutions into a single platform. AI-powered automation includes conversational, interactive and autonomous AI agents—to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex.

Our global footprint provides service to some of the world’s leading names in business, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Industry Background

Enterprises across every industry are going through unprecedented changes, such as leading digital initiatives, migrating their workloads to cloud-based environments, modernizing applications, finding new ways to leverage generative AI (“GenAI”) technology, and adapting to a distributed workforce. To accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to deliver secure, distributed connectivity and comprehensive centralized visibility. Networking is mission critical and touches all elements of how services are delivered to customers, employees, students, and patients. Managing networks from a single platform that integrates AI networking and security is critical to help reduce complexity and minimize the time it takes to complete tasks.

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

We believe Extreme will continue to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic network fabric architecture that delivers simplicity for moves and changes at the edge of the network together with corporate-wide role-based policy. This enables customers to migrate to new cloud-managed switching, Wi-Fi, and SD-WAN, agnostic of the existing switching or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership, and more flexibility, along with a more resilient network.

We estimate the total addressable market for our Enterprise Networking solutions consisting of cloud networking, wireless local area networks (“WLAN”), data center networking, ethernet switching, campus local area networks (“LAN”), SD-WAN solutions and management, automation, and elements of the Secure Access Services Edge (“SASE”) market to be over $47 billion, and growing at approximately 13% annually over the next five years based on data from the 650 Group, Gartner, IDC, and Dell'Oro. This comprises over $36 billion for networking and infrastructure spanning enterprise and service provider (largely 5G) applications, and $11 billion for networking cloud and security software, which is expected to grow to $31 billion by 2028.

The Extreme Strategy

We are driven to help our customers find new ways to deliver better outcomes. Extreme empowers organizations with new ways to simply and securely connect with Extreme's intelligent technology platform to help move their organizations forward.

Extreme Platform One will reduce complexity for enterprises by seamlessly integrating networking, security and AI solutions. The platform’s AI-powered automation includes conversational, interactive and autonomous AI agents, to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex tasks. Extreme Platform ONE is also designed to offer the industry's simplest licensing.

Key elements of Extreme’s strategy and differentiation include:

•
Provide a differentiated end-to-end cloud networking architecture. Cloud networking is estimated to be an $11 billion segment of the networking market comprising cloud managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at 14% annually over the next five years, according to data from the 650 Group, Gartner, IDC, and Dell'Oro. Cloud management technology has evolved significantly over the past decade. We believe we deliver a combination of innovation, reliability, and security with the leading end-to-end cloud management platform powered by machine learning (“ML”) and AI that spans from the Internet of Things (“IoT”) edge to the enterprise data center. Key characteristics of our cloud architecture include:
o
A robust cloud management platform that delivers visibility, intelligence, and assurance from the network edge to the core.
o
Cloud Choice for customers: Our cloud networking solution is available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure).
o
The ExtremeCloud IQ: Our cloud platform conforms to ISO/IEC 27017, ISO/IEC 27001 and ISO/IEC 27701 standards for data privacy and protection as set forth by the International Standards Organization (“ISO”), and is CSA STAR certified.
o
Cloud Continuum: Provides hosting flexibility across a range of options including public, private, and on-premises edge cloud options.

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
•
Highest value of cloud management subscriptions. ExtremeCloud IQ provides unified cloud-native management driven by AI and ML for wireless access points, wired switches, network security and SD-WAN solutions. It features intuitive configuration workflows, real-time and historical monitoring, comprehensive troubleshooting, and integrated network applications for Extreme customers. The innovative ML technologies of ExtremeCloud IQ analyze and interpret millions of network and user data points, from the edge to the data center, to power actionable business and IT insights. The platform streamlines operations by delivering new levels of network automation and intelligence. The ExtremeCloud IQ Pilot license tier streamlines every aspect of network management from deployment and maintenance to problem resolution. The Pilot license includes key capabilities for guest management, WIPS, and location services with associated services: ExtremeGuest, ExtremeAirDefense, and ExtremeLocation.
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
•
Additional AI Capabilities. The ExtremeCloud IQ CoPilot license tier is an add-on to the Pilot license tier. It includes all the capabilities of the ExtremeCloud Pilot and Navigator license tiers. CoPilot serves as more than a centralized point of management with AIOps and other enhancements to network management and automation. It is a trusted digital advisor for your Extreme cloud-managed Wi-Fi networks that proactively reduces risk and provides the fastest time to the best experience. This includes advanced anomaly detection and capabilities to ensure the user experience of wireless and wired devices.
•
Offers universal platforms for enterprise class switching and wireless infrastructure. Extreme offers universal platforms which support multiple deployment use cases, providing flexibility and investment protection.
o
Universal switches (7720/5720/5520/5420/5320/4220/4120) support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
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

There are several ways customers will be able to leverage our AI in the future as part of Extreme Platform ONE:

o
Knowledge queries provide the ability to answer any question in context (i.e., role, application, conversation). Questions are answered with Extreme’s product documentation, Global Technical Assistance Center knowledge base and selected training, and best practices material.
o
Intelligent Queries are answered with customer network data from multiple applications (ExtremeCloud IQ, SD-WAN, etc.).
o
“What-If” Queries give the ability for the system to work autonomously and optimize itself based on business key performance indicators (“KPIs”). These scenarios work on an on-demand, scheduled, or always-on basis. Predictive and scenario questions that are answered apply further processing to the network data, anomaly detections, pattern recognition, root cause analysis, predictive analytics and network optimization.
•
Provide a new enterprise connectivity platform - Extreme Platform ONE. Expected in the second half of calendar year 2025, this will integrate networking and security with AI into one simplified experience so organizations can manage and secure the network faster and more efficiently than ever. Extreme Platform ONE will provide:
o
One integrated experience for everyone in an organization, from Network Operations (“NetOps”), Security Operations (“SecOps”), and business teams, to access just what they need to do their best work from a fully customizable workspace.
o
Automation enhanced with built-in AI. With Extreme AI Expert, Network Operations NetOps can swiftly resolve anomalies, while SecOps can easily set and update access policies, and Business teams can manage finance, procurement, and compliance. All teams accelerate learning, planning, delivery, management, analysis, and governance.
o
Simplified licensing - Extreme Platform ONE will be as easy to buy and renew as it is to use through co-termed contracts, industry-leading support services, and the integration of AI Expert.
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
o
ExtremeCloud Universal ZTNA. Universal ZTNA is the first network security offering to integrate network, application, and device security within a single solution. By combining Cloud Network Access Control (“NAC”) and Zero Trust Network Authentication (“ZTNA”) into a single, easy-to-use SaaS offering, we help customers ensure unified observability, frictionless user experiences and a consistent security policy for applications and devices, as well as support secure hybrid work use cases for customers. As the virtual private network market transitions to ZTNA, the proliferation of individual applications, each with their own policy and dashboard, is adding complexity and expense for enterprise customers. We expect the broadening of our security offering to drive significant traction for our business with growth opportunities.
o
Extreme’s unique and highly differentiated network fabric makes it simple to orchestrate applications and policy across the entire campus, from the core to the wireless edge, and across the wide area network. We bring enhanced security, the ability to segment networks and zero touch provisioning, thus eliminating confusion, complexity and the need for additional IT staff. This is in stark contrast to our competitors’ fabric solutions, which were designed for service providers and data center networks and not meant for the campus.
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
•
Provide high-quality insourced customer service and support. We seek to enhance customer satisfaction and build customer loyalty through high-quality service and support. This includes a wide range of standard support programs to the level of service our customers require, from standard business hours to global 24-hour-a-day, 365-days-a-year real-time responsive support.
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

Results of Operations

During the second quarter of fiscal 2025, we achieved the following results:

•
Net revenues of $279.4 million compared to $296.4 million in the second quarter of fiscal 2024.
•
Product revenues of $172.3 million compared to $186.6 million in the second quarter of fiscal 2024.
•
Subscription and support revenues of $107.1 million compared to $109.8 million in the second quarter of fiscal 2024.
•
Total gross margin of 62.7% of net revenues compared to 61.9% of net revenues in the second quarter of fiscal 2024.
•
Operating income of $12.7 million compared to $10.3 million in the second quarter of fiscal 2024.
•
Net income of $7.4 million compared to $4.0 million in the second quarter of fiscal 2024.

During the first six months of fiscal 2025, we reflected the following results:

•
Cash flows provided by operating activities of $40.1 million compared to $109.9 million in the six months ended December 31, 2023.
•
Cash and cash equivalents of $170.3 million as of December 31, 2024 compared to $156.7 million as of June 30, 2024.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2024	December 31, 2023	$ Change	% Change	December 31, 2024	December 31, 2023	$ Change	% Change
Net revenues:
Product	$172,261	$186,611	$(14,350)	(7.7)%	$334,545	$440,094	$(105,549)	(24.0)%
Percentage of net revenues	61.7%	63.0%			61.0%	67.8%
Subscription and support	107,094	109,766	(2,672)	(2.4)%	214,014	209,420	4,594	2.2%
Percentage of net revenues	38.3%	37.0%			39.0%	32.2%
Total net revenues	$279,355	$296,377	$(17,022)	(5.7)%	$548,559	$649,514	$(100,955)	(15.5)%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings which include SaaS offerings, maintenance contracts, professional services and training for our products.

Product revenues decreased $14.4 million or 7.7% for the three months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. Product revenues decreased $105.5 million or 24.0% for the six months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in product revenues was primarily driven by higher shipments in the corresponding period in fiscal 2024 due to the release of product backlog resulting from the easing of supply chain constraints.

Subscription and support revenues decreased $2.7 million or 2.4% for the three months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in subscription and support revenues was primarily due to lower support revenues, partially offset by higher subscription revenue. Subscription and support revenues increased $4.6 million or 2.2% for the six months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The increase in subscription and support revenues was primarily due to the continued growth in our subscription business.

The following table presents the product and subscription and support gross profit and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2024	December 31, 2023	$ Change	% Change	December 31, 2024	December 31, 2023	$ Change	% Change
Gross profit:
Product	$99,657	$105,118	$(5,461)	(5.2)%	$192,539	$250,065	$(57,526)	(23.0)%
Percentage of product revenues	57.9%	56.3%			20.6%	32.8%
Subscription and support	75,466	78,252	(2,786)	(3.6)%	152,091	146,241	5,850	4.0%
Percentage of subscription and support revenues	70.5%	71.3%			40.0%	41.7%
Total gross profit	$175,123	$183,370	$(8,247)	(4.5)%	$344,630	$396,306	$(51,676)	(13.0)%
Percentage of net revenues	62.7%	61.9%			26.3%	35.6%

Product gross profit decreased $5.5 million or 5.2% for the three months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in product gross profit was primarily due to lower product revenues and higher distribution costs, partially offset by lower reserves for excess and obsolete inventories.

Product gross profit decreased 57.5 million or 23.0% for the six months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in product gross profit was primarily due to lower product revenues, partially offset by lower reserves for excess and obsolete inventory and lower distribution costs.

Subscription and support gross profit decreased $2.8 million or 3.6% for the three months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in subscription and support gross profit was primarily due to lower support revenues.

Subscription and support gross profit increased $5.9 million or 4.0% for the six months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The increase in subscription and support gross profit was primarily due to increased subscription revenues and lower professional fees offset by higher subscription costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2024	December 31, 2023	$ Change	% Change	December 31, 2024	December 31, 2023	$ Change	% Change
Research and development	$54,883	$52,833	$2,050	3.9%	$109,334	$110,849	$(1,515)	(1.4)%
Sales and marketing	79,967	85,154	(5,187)	(6.1)%	161,350	177,074	(15,724)	(8.9)%
General and administrative	26,064	25,384	680	2.7%	62,665	49,257	13,408	27.2%
Restructuring and related charges	1,035	9,174	(8,139)	(88.7)%	2,312	11,891	(9,579)	(80.6)%
Amortization of intangible assets	509	509	—	—	1,021	1,020	1	0.1%
Total operating expenses	$162,458	$173,054	$(10,596)	(6.1)%	$336,682	$350,091	$(13,409)	(3.8)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $2.1 million or 3.9% for the three months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The increase in research and development expenses was primarily due to a $4.6 million increase in personnel costs due to higher headcount and higher compensation and benefits costs and a $0.6 million increase in other expenses primarily consisting of recruiting fees, partially offset by a $3.1 million decrease in contractor costs.

Research and development expenses decreased by $1.5 million or 1.4% for the six months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in research and development expenses was primarily due to a $5.8 million decrease in contractor costs, partially offset by a $1.9 million increase in personnel costs due to higher headcount and higher compensation and benefits costs, a $1.4 million increase in information technology and facility related expenses, and a $1.0 million increase in other expenses primarily consisting of recruiting and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $5.2 million or 6.1% for the three months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in sales and marketing expenses was primarily due to a $3.2 million decrease in personnel costs primarily due to lower headcount, a $0.4 million decrease in contractor costs and professional fees and a $1.6 million decrease in other expenses primarily related to travel and other marketing event costs.

Sales and marketing expenses decreased by $15.7 million or 8.9% for the six months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The decrease in sales and marketing expenses was primarily due to a $12.4 million decrease in personnel costs due to lower headcount, a $1.5 million decrease in contractor costs and professional fees, a $1.3 million decrease in travel expenses and a $0.5 million decrease in other expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $0.7 million or 2.7% for the three months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The increase in general and administrative expenses was primarily due to a $3.0 million increase in system transition costs, a $2.4 million increase in personnel costs, partially offset by a $3.1 million decrease in professional fees, a $1.1 million decrease in facilities related expenses, and a $0.5 million increase in legal costs related to litigation matters, net of insurance recoveries.

General and administrative expenses increased by $13.4 million or 27.2% for the six months ended December 31, 2024 as compared to the corresponding period in fiscal 2024. The increase in general and administrative expenses was primarily due to an $8.8 million increase in legal costs related to litigation matters, net of insurance recoveries, a $7.8 million increase in system transition costs, partially offset by a $2.8 million decrease in professional fees, and a $0.4 million decrease in other expenses primarily facilities related expenses.

Restructuring and Related Charges

For the three and six months ended December 31, 2024, we recorded restructuring and related charges of $1.0 million and $2.3 million, respectively, which primarily consisted of additional severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q2 2024 Plan”, and “Q3 2024 Plan”, each as described in Note 13, Restructuring and Related Charges, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three and six months ended December 31, 2023, we recorded restructuring and related charges of $9.2 million and $11.9 million, which primarily consisted of severance and benefits costs associated with the reduction-in-force actions related to the “Q1 2024 Plan” and the “Q2 2024 Plan”.

Amortization of Intangible Assets

During the three months ended December 31, 2024 and 2023, we recorded $0.5 million of operating expenses for each period related to the amortization of intangible assets.

During the six months ended December 31, 2024 and 2023, we recorded $1.0 million of operating expenses for each period related to the amortization of intangible assets.

Interest Income

During the three months ended December 31, 2024 and 2023, we recorded $0.8 million and $1.4 million, respectively, in interest income. The decrease in interest income was primarily related to the lower interest earned on our cash accounts due to lower interest rates as well as lower cash and cash equivalents balances held during the second quarter in fiscal 2025.

During the six months ended December 31, 2024 and 2023, we recorded $1.7 million and $2.7 million, respectively, in interest income. The decrease in interest income is primarily related to the lower interest earned on our cash accounts due to lower interest rates as well as lower cash and cash equivalents balances held during the first half of fiscal 2025.

Interest Expense

During the three months ended December 31, 2024 and 2023, we recorded $4.2 million and $4.3 million, respectively, in interest expense related to the debt obligations held under our Amended Credit Agreement. The decrease in interest expense was primarily due to lower average rates under the Amended Credit Agreement.

During each of the six months ended December 31, 2024 and 2023, we recorded $8.6 million in interest expense related to the debt obligations held under the Amended Credit Agreement.

Other Income (Expense), Net

During the three months ended December 31, 2024 and 2023, we recorded other income, net of $0.7 million and other expense, net of $0.4 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2024 and 2023, we recorded other expense, net of less than $0.1 million and other income, net of less than $0.1 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2024 and 2023, we recorded income tax provision of $2.6 million and $3.1 million, respectively.

For the six months ended December 31, 2024 and 2023, we recorded income tax provision of $4.1 million and $7.6 million, respectively.

The income tax provisions for the three and six months ended December 31, 2024 and 2023 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System. In addition, the income tax provision for the three months ended December 31, 2024 includes U.S. federal income tax expense of $1.4 million and $0.2 million, respectively.

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

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	December 31, 2024	June 30, 2024
Cash and cash equivalents	$170,322	$156,699

As of December 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $170.3 million, accounts receivable, net of $117.6 million, and available borrowings under our 2023 Revolving Facility of $135.8 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest and share repurchases. We believe that our $170.3 million of cash and cash equivalents at December 31, 2024, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On May 18, 2022, our Board of Directors (the “Board”) authorized management to repurchase up to $200.0 million shares of our common stock over a three-year period commencing July 1, 2022 (as amended, the “2022 Repurchase Program”). A maximum of $25.0 million may be repurchased in any quarter. On November 17, 2022, the Board increased the authorization to repurchase in any quarter from $25.0 million per quarter to $50.0 million per quarter. Purchases may be made from time to time in the open market or pursuant to 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2022 Repurchase Program does not obligate us to acquire any shares of its common stock, may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three and six months ended December 31, 2024, the Company did not repurchase any shares of its common stock. As of December 31, 2024, the Company had $50.3 million available for share repurchases under the 2022 Repurchase Program.

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

On August 14, 2024, we entered into an Amendment Number One to the 2023 Credit Agreement the “Amended Credit Agreement.” Under the Amended Credit Agreement, we modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with our operations and activities.

During the three and six months ended December 31, 2024, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$40,118	$109,865
Net cash used in investing activities	(12,325)	(9,955)
Net cash used in financing activities	(13,995)	(113,242)
Foreign currency effect on cash and cash equivalents	(175)	(91)
Net increase (decrease) in cash and cash equivalents	$13,623	$(13,423)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2024 were $40.1 million, including our net loss of $3.1 million and non-cash expenses of $54.7 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in inventories and increases in accounts payable, deferred revenue and accrued compensation and benefits. This was partially offset by increases in accounts receivable and other assets as well as decreases in operating lease liabilities and other liabilities.

Cash flows provided by operations in the six months ended December 31, 2023 were $109.9 million, including our net income of $32.7 million and non-cash expenses of $73.4 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in accounts receivable, and increases in deferred revenue and other current and long-term liabilities. This was partially offset by increases in inventories and prepaid expenses and other assets as well as decreases in accounts payable and accrued compensation and benefits.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2024 were $12.3 million for the purchases of property and equipment and the capitalized software development costs.

Cash flows used in investing activities in the six months ended December 31, 2023 were $10.0 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2024 were $14.0 million primarily due to payments of $8.3 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options, a payment of $0.7 million for debt financing costs related to the Amended Credit Agreement, and debt repayments of $5.0 million.

Cash flows used in financing activities in the six months ended December 31, 2023 were $113.2 million primarily due to payments of $33.4 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options, share repurchases of $49.9 million under the 2022 Repurchase Program, a $25.0 million payment against our revolving facility, and debt repayments of $5.0 million.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in the six months ended December 31, 2024, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of December 31, 2024, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of December 31, 2024, we had $185.0 million of debt outstanding, which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of December 31, 2024, we had non-cancelable commitments to purchase $29.5 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of December 31, 2024, we had contractual commitments of $21.5 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of December 31, 2024, the value of our obligations under operating leases was $57.9 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of December 31, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At December 31, 2024, we had $185.0 million of debt outstanding, all of which was from the Amended Credit Agreement. During the quarter ended December 31, 2024, the average daily outstanding amount was $197.3 million, with a high of $217.5 million and a low of $185.0 million.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2024, on the outstanding borrowings under the Amended Credit Agreement as of December 31, 2024, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of December 31, 2024	100 bps	50 bps
Debt	$(1,973)	$(986)	$197,255	$1,973	$986

* The underlying interest rate was 6.84% as of December 31, 2024.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of December 31, 2024 and 2023 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $55.0 million and $15.6 million, respectively. Changes in the fair value of derivatives are recognized in “Other income (expense), net.”

For the three months ended December 31, 2024 and 2023, the Company recognized foreign currency transaction net gains of $2.8 million and foreign currency transaction net losses of $0.7 million, respectively, and for the six months ended December 31, 2024 and 2023, the Company recognized foreign currency transaction net gains of $1.4 million and foreign currency transaction net losses of $0.3 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2024 and our Quarterly report on Form 10-Q for the three months period ended September 30, 2024, except for the following risk factor which supplements the risk factors disclosed in the reports reference above.

Geopolitical changes are creating uncertainty regarding economic matters.

Recent political changes such as the new U.S. presidential administration have created an environment of uncertainty in economic matters, particularly with regard to tariffs and taxes. We do not manufacture products in Canada or Mexico and have only immaterial manufacturing in China; therefore we do not expect direct impacts due to proposed U.S. tariffs on goods from these countries. However, electronic and semiconductor components integral to our products are sourced from these regions. Consequently, the proposed tariffs could lead to increased costs and potential supply chain disruptions for these critical components. Additionally, other tariff-related actions have been speculated, such as U.S. tariffs on imports from other countries such as Vietnam and the Philippines, where we do have manufacturing operations, or reciprocal tariffs imposed by non-U.S. countries. If such actions occur, they could create supply chain disruptions and could further escalate our production costs and render our products less competitive, thereby adversely affecting our business, financial condition, and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

Any significant changes enacted by the new administration to the Tax Code, or specifically to the Tax Cuts and Jobs Act (the “U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our tax liabilities and effective tax rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

Rule 10b5-1 Trading Plan

During the second quarter of fiscal 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

Item 6. Exhibits

(a)
Exhibits:

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	11/9/2023	3.1

3.3	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/9/2023	3.1

10.1	Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan	S-8	12/13/2024	99.1

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) January 30, 2025