Form 10-Q
period 2025-03-31
EXTREME NETWORKS INC
filed 2025-05-01
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, the registrant had 133,167,692 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2025

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$185,480	$156,699
Accounts receivable, net	99,546	89,518
Inventories	115,738	141,032
Prepaid expenses and other current assets	75,834	79,677
Total current assets	476,598	466,926
Property and equipment, net	39,521	43,744
Operating lease right-of-use assets, net	39,796	44,145
Goodwill	394,382	393,709
Intangible assets, net	7,312	10,613
Other assets	115,468	83,457
Total assets	$1,073,077	$1,042,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,110	$51,423
Accrued compensation and benefits	44,575	42,064
Accrued warranty	9,473	10,942
Current portion of deferred revenue	311,841	306,114
Current portion of long-term debt, net of unamortized debt issuance costs of $741 and $674, respectively	13,009	9,326
Current portion of operating lease liabilities	11,165	10,547
Other accrued liabilities	74,789	87,172
Total current liabilities	511,962	517,588
Deferred revenue, less current portion	276,874	268,909
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,456 and $1,735, respectively	167,294	178,265
Operating lease liabilities, less current portion	35,847	41,466
Deferred income taxes	6,883	7,978
Other long-term liabilities	2,512	3,106
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 152,154 and 148,503 shares issued, respectively; 133,082 and 130,284 shares outstanding, respectively	152	149
Additional paid-in-capital	1,280,042	1,220,379
Accumulated other comprehensive loss	(16,062)	(15,483)
Accumulated deficit	(941,626)	(941,962)
Treasury stock at cost, 19,072 and 18,219 shares, respectively	(250,801)	(237,801)
Total stockholders’ equity	71,705	25,282
Total liabilities and stockholders’ equity	$1,073,077	$1,042,594

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net revenues:
Product	$178,060	$106,442	$512,605	$546,536
Subscription and support	106,445	104,594	320,459	314,014
Total net revenues	284,505	211,036	833,064	860,550
Cost of revenues:
Product	76,059	60,837	218,065	250,866
Subscription and support	33,037	30,298	94,960	93,477
Total cost of revenues	109,096	91,135	313,025	344,343
Gross profit:
Product	102,001	45,605	294,540	295,670
Subscription and support	73,408	74,296	225,499	220,537
Total gross profit	175,409	119,901	520,039	516,207
Operating expenses:
Research and development	55,656	54,517	164,990	165,366
Sales and marketing	79,773	87,708	241,123	264,782
General and administrative	29,537	25,213	92,202	74,470
Restructuring and related (benefit) charges	(441)	14,421	1,871	26,312
Amortization of intangible assets	507	511	1,528	1,531
Total operating expenses	165,032	182,370	501,714	532,461
Operating income (loss)	10,377	(62,469)	18,325	(16,254)
Interest income	972	1,239	2,657	3,895
Interest expense	(3,797)	(4,179)	(12,398)	(12,766)
Other income (expense), net	(385)	361	(445)	373
Income (loss) before income taxes	7,167	(65,048)	8,139	(24,752)
Provision for (benefit from) income taxes	3,709	(623)	7,803	7,009
Net income (loss)	$3,458	$(64,425)	$336	$(31,761)

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$0.03	$(0.50)	$0.00	$(0.25)
Net income (loss) per share – diluted	$0.03	$(0.50)	$0.00	$(0.25)

Shares used in per share calculation – basic	132,979	129,299	132,173	129,021
Shares used in per share calculation – diluted	134,590	129,299	133,770	129,021

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income (loss)	$3,458	$(64,425)	$336	$(31,761)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	3,292	(2,453)	(579)	(1,319)
Other comprehensive income (loss):	3,292	(2,453)	(579)	(1,319)
Total comprehensive income (loss)	$6,750	$(66,878)	$(243)	$(33,080)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at December 31, 2023	146,843	$147	$1,181,230	$(12,058)	(18,219)	$(237,801)	$(823,334)	$108,184
Net loss	—	—	—	—	—	—	(64,425)	(64,425)
Other comprehensive loss	—	—	—	(2,453)	—	—	—	(2,453)
Issuance of common stock from equity incentive plans, net of tax withholdings	1,262	1	5,822	—	—	—	—	5,823
Share-based compensation	—	—	17,833	—	—	—	—	17,833
Balance at March 31, 2024	148,105	$148	$1,204,885	$(14,511)	(18,219)	$(237,801)	$(887,759)	$64,962

Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net loss	—	—	—	—	—	—	(31,761)	(31,761)
Other comprehensive loss	—	—	—	(1,319)	—	—	—	(1,319)
Issuance of common stock from equity incentive plans, net of tax withholdings	4,476	4	(27,568)	—	—	—	—	(27,564)
Repurchase of stock	—	—	—	—	(2,365)	(49,855)	—	(49,855)
Share-based compensation	—	—	58,709	—	—	—	—	58,709
Balance at March 31, 2024	148,105	$148	$1,204,885	$(14,511)	(18,219)	$(237,801)	$(887,759)	$64,962

Balance at December 31, 2024	150,866	$151	$1,253,296	$(19,354)	(18,219)	$(237,801)	$(945,084)	$51,208
Net income	—	—	—	—	—	—	3,458	3,458
Other comprehensive income	—	—	—	3,292	—	—	—	3,292
Issuance of common stock from equity incentive plans, net of tax withholdings	1,288	1	6,392	—	—	—	—	6,393
Repurchase of stock	—	—	—	—	(853)	(13,000)	—	(13,000)
Share-based compensation	—	—	20,354	—	—	—	—	20,354
Balance at March 31, 2025	152,154	$152	$1,280,042	$(16,062)	(19,072)	$(250,801)	$(941,626)	$71,705

Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net income	—	—	—	—	—	—	336	336
Other comprehensive loss	—	—	—	(579)	—	—	—	(579)
Issuance of common stock from equity incentive plans, net of tax withholdings	3,651	3	(1,910)	—	—	—	—	(1,907)
Repurchase of stock	—	—	—	—	(853)	(13,000)	—	(13,000)
Share-based compensation	—	—	61,573	—	—	—	—	61,573
Balance at March 31, 2025	152,154	$152	$1,280,042	$(16,062)	(19,072)	$(250,801)	$(941,626)	$71,705

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$336	$(31,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,261	13,821
Amortization of intangible assets	3,356	4,192
Reduction in carrying amount of right-of-use asset	7,386	8,834
Provision for credit losses	85	1,770
Share-based compensation	61,573	58,709
Deferred income taxes	(879)	(153)
Provision for excess and obsolete inventory(1)	1,616	24,543
Non-cash interest expense	902	795
Other	703	(3,225)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,113)	85,837
Inventories(1)	14,445	(122,132)
Prepaid expenses and other assets	(20,331)	(13,855)
Accounts payable	(3,982)	(17,340)
Accrued compensation and benefits	1,302	(27,252)
Operating lease liabilities	(8,060)	(8,780)
Deferred revenue	17,746	59,301
Other current and long-term liabilities	(7,254)	6,693
Net cash provided by operating activities	70,092	39,997
Cash flows from investing activities:
Capital expenditures	(18,067)	(13,632)
Net cash used in investing activities	(18,067)	(13,632)
Cash flows from financing activities:
Net payments on revolving facility	—	(25,000)
Payments on debt obligations	(7,500)	(7,500)
Payments on debt financing costs	(695)	—
Repurchase of common stock	(13,000)	(49,855)
Payments for tax withholdings, net of proceeds from issuance of common stock	(1,907)	(27,564)
Net cash used in financing activities	(23,102)	(109,919)
Foreign currency effect on cash and cash equivalents	(142)	(265)
Net increase (decrease) in cash and cash equivalents	28,781	(83,819)

Cash and cash equivalents at beginning of period	156,699	234,826
Cash and cash equivalents at end of period	$185,480	$151,007

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2025. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for fiscal 2025 or any future periods.

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

3.
Revenues

The Company accounts for revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, SaaS and maintenance contracts to customers and partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock the Company's products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell primarily to end-users. Products and subscription and support may be sold separately or in bundled packages.

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

As of March 31, 2025, the Company had $588.7 million of remaining performance obligations, which primarily comprised of deferred SaaS subscription and deferred support revenues. The Company expects to recognize approximately 17% of its deferred revenue as revenue in the remainder of fiscal 2025, an additional 42% in fiscal 2026, and the remaining 41% of the balance thereafter.

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

Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of each period was $96.9 million and $95.9 million, respectively. Revenue recognized for the nine months ended March 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of each period was $245.5 million and $230.8 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $25.6 million and $24.7 as of March 31, 2025 and June 30, 2024, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended March 31, 2025 and 2024 was $3.2 million and $2.8 million, respectively. Amortization recognized during the nine months ended March 31, 2025 and 2024 was $9.3 million and $8.0 million, respectively.

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

Revenues by Geography

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s net revenues disaggregated by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Americas:
United States	145,426	$124,082	418,356	$456,383
Other	14,126	10,291	38,018	36,274
Total Americas	159,552	134,373	456,374	492,657
EMEA	107,132	59,035	320,307	313,243
APAC	17,821	17,628	56,383	54,650
Total net revenues	$284,505	$211,036	$833,064	$860,550

Geographic Concentrations

For the three and nine months ended March 31, 2025, the Company generated 10% and 11% of its net revenues respectively from the Netherlands. For the nine months ended March 31, 2024, the Company generated 10% of its net revenues from the Netherlands. No other foreign country accounted for 10% or more of the Company's net revenues for the three and nine months ended March 31, 2025 and 2024.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Jenne, Inc.	21%	12%	19%	22%
TD Synnex Corporation	18%	22%	19%	21%
Westcon Group, Inc.	16%	13%	17%	17%
ScanSource, Inc.	*	11%	*	*
* Less than 10% of net revenue

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	March 31, 2025	June 30, 2024
Jenne, Inc.	33%	64%
TD Synnex Corporation	13%	*
ScanSource, Inc.	*	11%
* Less than 10% of accounts receivable

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	March 31, 2025	June 30, 2024
Cash	$179,483	$153,483
Cash equivalents	5,997	3,216
Total cash and cash equivalents	$185,480	$156,699

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

The following table summarizes the Company's inventory by category (in thousands):

	March 31, 2025	June 30, 2024
Finished goods	$69,342	$115,813
Raw materials	46,396	25,219
Total inventories	$115,738	$141,032

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	March 31, 2025	June 30, 2024
Computers and equipment	$75,842	$77,224
Software	58,973	60,717
Office equipment, furniture and fixtures	8,111	8,134
Leasehold improvements	48,697	47,880
Total property and equipment	191,623	193,955
Less: accumulated depreciation and amortization	(152,102)	(150,211)
Property and equipment, net	$39,521	$43,744

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Balance at beginning of period	$10,036	$11,397	$10,942	$12,322
New warranties issued	2,855	3,312	8,387	9,763
Warranty expenditures	(3,418)	(3,642)	(9,856)	(11,018)
Balance at end of period	$9,473	$11,067	$9,473	$11,067

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$5,997	$—	$5,997
Foreign currency derivatives	—	101	—	101
Total assets measured at fair value	$—	$6,098	$—	$6,098
Liabilities
Foreign currency derivatives	$—	$70	$—	$70
Total liabilities measured at fair value	$—	$70	$—	$70

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$3,216	$—	$3,216
Foreign currency derivatives	—	18	—	18
Total assets measured at fair value	$—	$3,234	$—	$3,234
Liabilities
Foreign currency derivatives	$—	$71	$—	$71
Total liabilities measured at fair value	$—	$71	$—	$71

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

As of March 31, 2025 and June 30, 2024, the Company had investment in certificates of deposit of $6.0 million and $3.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of March 31, 2025 and June 30, 2024, their fair value approximated their amortized cost.

As of March 31, 2025 and June 30, 2024, the Company had foreign exchange forward contracts that were not designated as hedging instruments with notional principal amounts of $52.2 million and $31.3 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net gains of $0.6 million and net losses of $0.3 million, respectively. For the nine months ended March 31, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $0.7 million and net losses of less than $0.1 million, respectively. As of March 31, 2025 and June 30, 2024, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the Amended Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the Amended Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $182.5 million and $190.0 million as of March 31, 2025 and June 30, 2024, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of March 31, 2025 and June 30, 2024, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the three and nine months ended March 31, 2025 and 2024. There were no impairments recorded for the three and nine months ended March 31, 2025 and 2024.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2025
Developed technology	2.8 years	$169,389	$164,571	$4,818
Customer relationships	1.3 years	64,688	62,318	2,370
Trade names	0.0 years	10,700	10,700	—
License agreements	1.7 years	1,282	1,158	124
Total intangible assets, net*		$246,059	$238,747	$7,312
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2024
Developed technology	3.0 years	$169,247	$162,708	$6,539
Customer relationships	2.0 years	64,671	60,776	3,896
Trade names	0.0 years	10,700	10,700	—
License agreements	2.4 years	1,282	1,104	178
Total intangible assets, net*		$245,901	$235,288	$10,613
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Amortization of intangible assets in “Total cost of revenues”	$598	$616	$1,828	$2,661
Amortization of intangible assets in “Total operating expenses”	507	511	1,528	1,531
Total amortization expense	$1,105	$1,127	$3,356	$4,192

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2025 (the remainder of fiscal 2025)	$1,120
2026	3,211
2027	1,438
2028	1,277
2029	266
Total	$7,312

Goodwill

The Company had goodwill in the amount of $394.4 million and $393.7 million as of March 31, 2025 and June 30, 2024, respectively. The change in goodwill during the nine months ended March 31, 2025 is due to foreign currency translation adjustments that are recorded as a component of accumulated other comprehensive loss.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2025	June 30, 2024
Current portion of long-term debt:
Term Loan	$13,750	$10,000
Less: unamortized debt issuance costs	(741)	(674)
Current portion of long-term debt	$13,009	$9,326

Long-term debt, less current portion:
Term Loan	$168,750	$180,000
Less: unamortized debt issuance costs	(1,456)	(1,735)
Total long-term debt, less current portion	167,294	178,265
Total debt	$180,303	$187,591

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

On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with the Company's operations and activities. Further, the Amended Credit Agreement provides a waiver for the Company's compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024.

As of March 31, 2025, the Company was in compliance with all the terms and financial covenants of the Amended Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs is included in “Interest expense” in the accompanying condensed consolidated statements of operations was $0.3 million for each period during the three months ended March 31, 2025 and 2024, and was $0.9 million and $0.8 million for the nine months ended March 31, 2025 and 2024, respectively. The interest rate was 6.41% and 7.44% as of March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company did not have any outstanding balance against its 2023 Revolving Facility. The Company had $135.8 million of availability under the 2023 Revolving Facility as of March 31, 2025. During the three and nine months ended March 31, 2025 and 2024, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of March 31, 2025.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2025, the Company had commitments to purchase $36.0 million of inventory.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual. However, if the loss (or an additional loss in excess of any prior accrual) is at least reasonably possible and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty. However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. As of March 31, 2025, the total estimated litigation expense accrual included in the “Other accrued liabilities” in the condensed consolidated balance sheets was $28.5 million for various ongoing litigation matters with probable losses that can be reasonably estimated.

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software. SNMP is seeking actual damages and profits attributed to the infringement, as well as equitable relief. On March 2, 2023, SNMP filed an amended complaint adding claims against Extreme on additional products for copyright infringement, breach of contract, and fraud. On January 3, 2025, both parties filed motions for summary judgment seeking to resolve various claims in the case. Those motions are currently pending before the Court. The trial is set for August 5, 2025.

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

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021. The German Federal Patent Court issued a decision finding that the patent was invalid on November 20, 2024. Mala appealed the decision on March 3, 2025, and the Company will defend the appeal.

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al.

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of its current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company's business and prospects during the Class Period. The lawsuit seeks unspecified damages. On December 30, 2024, the Court selected Oklahoma Firefighters Pension and Retirement System, Oklahoma Police Pension and Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, Oakland County Employees’ Retirement System as the lead plaintiffs. The Company filed a Motion to Dismiss the amended complaint on April 15, 2025. Trial has been scheduled for March 29, 2027.

On February 27, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Turner v. Brown et al., Case No. 3:25-cv-02101. On March 6, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Hemani v. Meyercord et al., Case No. 3:25-cv-02318-AGT. On March 25, 2025, a shareholder derivative case was filed in the United States District Court for the Eastern District of North Carolina captioned Miller v. Meyercord et al., Case No. 5:25-cv-00161. Each of these cases (collectively, the “Derivative Cases”) names current and former officers, directors, and employees of the Company as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the Class Action. The plaintiffs in the Derivative Cases have agreed in principle to stay the matters pending resolution of the Class Action.

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

Common Stock Repurchases

On May 18, 2022, the Company announced that the Board had authorized management to repurchase up to $200.0 million shares of the Company’s common stock over a three-year period commencing July 1, 2022 (as amended, the “2022 Repurchase Program”). Under the 2022 Repurchase Program, a maximum of $25.0 million of shares was authorized to be repurchased in any quarter. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The 2022 Repurchase Program expires on June 30, 2025. On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”).

During the three and nine months ended March 31, 2025 the Company repurchased a total of 853,247 shares of its common stock on the open market at a total cost of $13.0 million with an average price of $15.24 per share. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock. During the nine months ended March 31, 2024, the Company repurchased a total of 2,365,220 shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. As of March 31, 2025, approximately $37.3 million remains available for share repurchases under the 2022 Repurchase Program.

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

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	March 31, 2025	June 30, 2024
2013 Equity Incentive Plan shares available for grant	10,820	13,414
Employee stock options and awards outstanding	8,164	7,562
2014 Employee Stock Purchase Plan	5,952	7,130
Total shares reserved for issuance	24,936	28,106

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Cost of product revenues	$663	$405	$1,961	$1,352
Cost of subscription and support revenues	706	679	2,193	2,294
Research and development	4,178	4,226	12,858	13,038
Sales and marketing	6,963	5,683	21,441	20,206
General and administrative	7,844	6,840	23,120	21,819
Total share-based compensation expense	$20,354	$17,833	$61,573	$58,709

Stock Options

The following table summarizes stock option activity for the nine months ended March 31, 2025 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2024	1,073	$6.58	1.75	$7,376
Granted	—	—
Exercised	(398)	6.43
Canceled	—	—
Options outstanding at March 31, 2025	675	$6.67	1.30	$4,429
Vested and expected to vest at March 31, 2025	675	$6.67	1.30	$4,429
Exercisable at March 31, 2025	675	$6.67	1.30	$4,429

The fair value of each stock option grant under the 2013 Plan is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based upon the estimated life of the option and the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility on the Company’s stock. There were no stock options granted during the three and nine months ended March 31, 2025 and 2024.

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

The following table summarizes stock award activity for the nine months ended March 31, 2025 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2024	6,489	$22.65
Granted	4,641	15.83
Released	(3,264)	20.15
Canceled	(377)	21.01
Non-vested stock awards outstanding at March 31, 2025	7,489	$19.62	$99,082
Stock awards expected to vest at March 31, 2025	7,489	$19.62	$99,082

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company. The stock awards granted during the nine months ended March 31, 2025 included 1.3 million RSUs including the market condition awards discussed below to the named executive officers and outside directors.

Market Condition Awards

During the nine months ended March 31, 2025 and 2024, the Compensation Committee of the Board granted 1.0 million and 0.8 million RSUs, respectively, with vesting based on market conditions (“MSU”) to certain of the Company’s employees. The MSUs granted during the nine months ended March 31, 2025 were subject to total stockholder return (“TSR”). The MSUs granted during the nine months ended March 31, 2024 included 0.5 million MSUs subject to TSR and 0.3 million MSUs subject to certain stock price targets.

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

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the nine months ended March 31, 2025 was $17.10 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 48%, risk-free interest rate of 3.87%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices. The weighted-average grant-date fair value of the TSR MSUs granted during the nine months ended March 31, 2024 was $32.66 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free interest rate of 4.43%, no expected dividend yield, expected term of three years, and possible future stock prices over the performance period based on the historical stock and market prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

The grant date fair value of these stock price target MSUs was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of these stock price target MSUs granted during the nine months ended March 31, 2024 was $28.80 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 63%, risk-free interest rate of 4.45%, no expected dividend yield and expected term of three years based on possible future stock prices over the performance period based on the historical stock prices. The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

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

There were 0.7 and 0.8 million shares issued under the ESPP during the three months ended March 31, 2025 and 2024, respectively. There were 1.2 million and 1.3 million shares issued under the ESPP during the nine months ended March 31, 2025 and 2024, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	4.32%	5.31%	4.73%	5.42%
Volatility	39%	52%	37%	47%
Dividend yield	—%	—%	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended March 31, 2025 and 2024 was $4.32 and $3.68 per share, respectively. The weighted-average grant-date fair value of shares under the ESPP during the nine months ended March 31, 2025 and 2024 was $3.99 and $5.73 per share, respectively.

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

See Note 3, Revenues, for the Company’s revenues by geographic region.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	March 31, 2025	June 30, 2024
Americas	$151,545	$136,745
EMEA	40,408	33,715
APAC	10,144	11,499
Total long-lived assets	$202,097	$181,959

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of March 31, 2025 and June 30, 2024, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $52.2 million and $31.3 million, respectively. During the three months ended March 31, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net gains of $0.6 million and net losses of $0.3 million, respectively. During the nine months ended March 31, 2025 and 2024 the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $0.7 million and net losses of less than $0.1 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

There were no foreign exchange forward contracts that were designated as hedging instruments as of March 31, 2025 or June 30, 2024.

For the three months ended March 31, 2025 and 2024, the Company recognized foreign currency transaction net losses of $0.9 million and foreign currency transaction net gains of $0.7 million, respectively, and for the nine months ended March 31, 2025 and 2024, the Company recognized foreign currency transaction net gains of $0.5 million and $0.4 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded restructuring benefit of $0.4 million and restructuring and related charges of $14.4 million during the three months ended March 31, 2025 and 2024, respectively. The Company recorded $1.9 million and $26.3 million of restructuring and related charges during the nine months ended March 31, 2025 and 2024, respectively. These charges primarily included severance and benefits costs and professional fees related to the restructuring plans executed in prior years.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the three and nine months ended March 31, 2025, the Company recorded restructuring benefit of $0.2 million and restructuring charges of $1.3 million, respectively, related to the Q3 2024 Plan, which primarily consisted of additions to severance and benefits expenses, legal and consulting fees and reversals of previously established accruals related to unused severance benefits. During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $9.7 million related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the three and nine months ended March 31, 2025, the Company recorded restructuring benefit of $0.2 million and restructuring charges $0.4 million, respectively, related to the Q2 2024 Plan, which primarily consisted of additions to severance and benefits expenses, legal fees and consulting fees and reversals of previously established accruals related to unused severance benefits. During the three and nine months ended March 31, 2024, the Company recorded restructuring charges of $4.6 million and $13.3 million, respectively, related to the Q2 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees.

Through March 31, 2025, the Company has incurred $28.7 million in restructuring charges under the Q2 2024 Plan and Q3 2024 Plan which primarily related to severance and benefits costs. The Company expects to complete these ongoing restructuring plans by the end of fiscal year 2025 and does not expect to incur any significant additional charges for the Q2 2024 Plan and the Q3 2024 Plan.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company moved engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company's labs. During the nine months ended March 31, 2025, the Company recorded restructuring charges of $0.1 million related to the 2023 Plan. The Company expects to complete the 2023 Plan by the end of fiscal year 2026 and expects to incur charges of approximately $1.0 million throughout this period, primarily for asset disposals and other fees. Through March 31, 2025, the Company has incurred $6.6 million of restructuring charges under the 2023 Plan, which primarily consisted of $5.9 million in accelerated depreciation on lab leasehold improvements and $0.7 million in other charges related to moving expenses and asset disposal costs.

During the first quarter of fiscal 2024, the Company initiated a reduction-in-force plan to rebalance the workforce to create greater efficiency and improve execution in alignment with the Company's business and strategic priorities (the “Q1 2024 Plan”). It consisted primarily of workforce reduction to drive productivity in research and development, sales and marketing and provide efficiency across operations and general and administrative functions. During the nine months ended March 31, 2024, the Company incurred charges of $2.9 million related to the Q1 2024 Plan. As of June 30, 2024, the Q1 2024 Plan was completed.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of March 31, 2025 and 2024, the restructuring liability was $2.1 million and $17.0 million, respectively related to these restructuring plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Balance at beginning of period	$3,398	$6,192	$11,469	$—
Period charges	557	14,937	3,264	27,113
Period reversals	(996)	(516)	(1,389)	(802)
Period payments	(903)	(3,641)	(11,288)	(9,339)
Balance at end of period	$2,056	$16,972	$2,056	$16,972

14.
Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $3.7 million and an income tax benefit of $0.6 million, respectively. For the nine months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $7.8 million and $7.0 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2025 and 2024, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. In addition, the income tax provision for each of the three and nine months ended March 31, 2025, includes US Federal income tax expense of $1.5 million. The interim income tax provisions for the three and nine months ended March 31, 2025 and 2024 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.2 million of unrecognized tax benefits as of March 31, 2025. If fully recognized in the future, $18.0 million would impact the effective tax rate and $0.2 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income (loss)	$3,458	$(64,425)	$336	$(31,761)
Weighted-average shares used in per share calculation – basic	132,979	129,299	132,173	129,021
Options to purchase common stock	452	—	528	—
Restricted stock units	1,155	—	1,069	—
Employee Stock Purchase Plan shares	4	—	—	—
Weighted-average shares used in per share calculation – diluted	134,590	129,299	133,770	129,021

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$0.03	$(0.50)	$0.00	$(0.25)
Net income (loss) per share – diluted	$0.03	$(0.50)	$0.00	$(0.25)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Options to purchase common stock	—	1,083	—	1,144
Restricted stock units	1,349	5,577	1,258	6,269
Employee Stock Purchase Plan shares	345	266	114	88
Total shares excluded	1,694	6,926	1,372	7,501

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the third quarter ended March 31, 2025 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, and regulatory factors, currency fluctuations, and tariff and trade policies; geopolitical tensions and conflicts; risks related to pending or future litigation and a dependency on third parties for certain components and for the manufacturing of our products.

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

Industry Background

Enterprises across every industry are going through unprecedented changes, such as digital transformation initiatives, migrating their workloads to cloud-based environments, modernizing applications, finding new ways to leverage generative AI (“GenAI”) technology, and adapting to a distributed workforce. To accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to deliver secure, distributed connectivity and comprehensive centralized visibility. Networking is mission critical and touches all elements of how services are delivered to customers, employees, students, and patients. Managing networks from a single platform that integrates AI networking and security is critical to help reduce complexity and minimize the time it takes to complete tasks.

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

We believe that the network has never been more vital than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more Software-as-a-Service (“SaaS”) based applications, the cloud is fundamental to managing and maintaining a modern network. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability. We expect Platform ONE’s new capabilities to deliver significant productivity gains for IT teams by streamlining network design, deployment, management, and commercial operations.

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
•
Additional AI Capabilities in ExtremeCloud IQ. The ExtremeCloud IQ CoPilot license tier is an add-on to the Pilot license tier. It includes all the capabilities of the ExtremeCloud Pilot and Navigator license tiers. CoPilot serves as more than a centralized point of management with AIOps and other enhancements to network management and automation. It is a trusted digital advisor for your Extreme cloud-managed Wi-Fi networks that proactively reduces risk and provides the fastest time to the best experience. This includes advanced anomaly detection and capabilities to ensure the user experience of wireless and wired devices.
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
•
Provide a new enterprise connectivity platform - Extreme Platform ONE. In February 2025, Extreme launched what we believe is the industry's leading multi-tenant architecture and consumption-based billing model for managed service providers, with poolable licensing, which creates significant benefits and cost savings for partners and customers alike. In the second half of the calendar year 2025, Extreme will integrate networking and security with AI into one simplified experience so organizations can manage and secure the network faster and more efficiently than ever into Platform ONE for end customers that will provide:
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
•
AI capabilities in Extreme Platform ONE. There are several ways customers will be able to leverage our AI in the future as part of Extreme Platform ONE:
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

Results of Operations

During the third quarter of fiscal 2025, we achieved the following results:

•
Net revenues of $284.5 million compared to $211.0 million in the third quarter of fiscal 2024.
•
Product revenues of $178.1 million compared to $106.4 million in the third quarter of fiscal 2024.
•
Subscription and support revenues of $106.4 million compared to $104.6 million in the third quarter of fiscal 2024.
•
Total gross margin of 61.7% of net revenues compared to 56.8% of net revenues in the third quarter of fiscal 2024.
•
Operating income of $10.4 million compared to operating loss of $62.5 million in the third quarter of fiscal 2024.
•
Net income of $3.5 million compared to net loss of $64.4 million in the third quarter of fiscal 2024.

During the first nine months of fiscal 2025, we reflected the following results:

•
Cash flows provided by operating activities of $70.1 million compared to $40.0 million in the nine months ended March 31, 2024.
•
Cash and cash equivalents of $185.5 million as of March 31, 2025 compared to $156.7 million as of June 30, 2024.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change	March 31, 2025	March 31, 2024	$ Change	% Change
Net revenues:
Product	$178,060	$106,442	$71,618	67.3%	$512,605	$546,536	$(33,931)	(6.2)%
Percentage of net revenues	62.6%	50.4%			61.5%	63.5%
Subscription and support	106,445	104,594	1,851	1.8%	320,459	314,014	6,445	2.1%
Percentage of net revenues	37.4%	49.6%			38.5%	36.5%
Total net revenues	$284,505	$211,036	$73,469	34.8%	$833,064	$860,550	$(27,486)	(3.2)%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings which include SaaS offerings, maintenance contracts, professional services and training for our products.

Product revenues increased $71.6 million or 67.3% for the three months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The increase in product revenues was primarily driven by higher shipments than in the corresponding period in fiscal 2024 which was impacted by elongated sales cycles to end customers and lower channel sell-through caused by macroeconomic conditions. Product revenues decreased $33.9 million or 6.2% for the nine months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The decrease in product revenues was primarily driven by higher shipments in the corresponding period in fiscal 2024 due to the release of product backlog resulting from the easing of supply chain constraints.

Subscription and support revenues increased $1.9 million or 1.8% for the three months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. Subscription and support revenues increased $6.4 million or 2.1% for the nine months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The increases in subscription and support revenues were primarily due to higher subscription revenue.

The following table presents the product and subscription and support gross profit and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change	March 31, 2025	March 31, 2024	$ Change	% Change
Gross profit:
Product	$102,001	$45,605	$56,396	123.7%	$294,540	$295,670	$(1,130)	(0.4)%
Percentage of product revenues	57.3%	42.8%			57.5%	54.1%
Subscription and support	73,408	74,296	(888)	(1.2)%	225,499	220,537	4,962	2.2%
Percentage of subscription and support revenues	69.0%	71.0%			70.4%	70.2%
Total gross profit	$175,409	$119,901	$55,508	46.3%	$520,039	$516,207	$3,832	0.7%
Percentage of net revenues	61.7%	56.8%			62.4%	60.0%

Product gross profit increased $56.4 million or 123.7% for the three months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The increase in product gross profit was primarily due to higher product revenues and lower reserves for excess and obsolete inventories, partially offset by higher overhead and distribution costs.

Product gross profit decreased $1.1 million or 0.4% for the nine months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The decrease in product gross profit was primarily due to lower product revenues and increased overhead costs, partially offset by lower reserves for excess and obsolete inventory.

Subscription and support gross profit decreased $0.9 million or 1.2% for the three months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The decrease in subscription and support gross profit was primarily due to higher subscription hosting costs.

Subscription and support gross profit increased $5.0 million or 2.2% for the nine months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The increase in subscription and support gross profit was primarily due to increased subscription revenues, partially offset by higher subscription hosting costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2025	March 31, 2024	$ Change	% Change	March 31, 2025	March 31, 2024	$ Change	% Change
Research and development	$55,656	$54,517	$1,139	2.1%	$164,990	$165,366	$(376)	(0.2)%
Sales and marketing	79,773	87,708	(7,935)	(9.0)%	241,123	264,782	(23,659)	(8.9)%
General and administrative	29,537	25,213	4,324	17.1%	92,202	74,470	17,732	23.8%
Restructuring and related (benefit) charges	(441)	14,421	(14,862)	(103.1)%	1,871	26,312	(24,441)	(92.9)%
Amortization of intangible assets	507	511	(4)	(0.8)%	1,528	1,531	(3)	(0.2)%
Total operating expenses	$165,032	$182,370	$(17,338)	(9.5)%	$501,714	$532,461	$(30,747)	(5.8)%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $1.1 million or 2.1% for the three months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The increase in research and development expenses was primarily due to a $1.1 million increase in personnel costs due to higher headcount and higher compensation and benefits costs, a $0.7 million increase in engineering project costs, and a $0.5 million increase in other expenses primarily consisting of software costs, partially offset by a $1.2 million decrease in contractor costs.

Research and development expenses decreased by $0.4 million or 0.2% for the nine months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The decrease in research and development expenses was primarily due to a $7.0 million decrease in contractor costs, partially offset by a $3.0 million increase in personnel costs due to higher headcount and higher compensation and benefits costs, a $1.6 million increase in information and technology and facilities related costs, and a $2.0 million increase in other expenses primarily consisting of recruiting and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $7.9 million or 9.0% for the three months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The decrease in sales and marketing expenses was primarily due to a $4.3 million decrease in personnel costs primarily due to lower headcount, a $2.4 million decrease in other expenses primarily related to marketing expenses for trade shows and information technology and facilities expenses, and a $1.2 million decrease in professional fees.

Sales and marketing expenses decreased by $23.7 million or 8.9% for the nine months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The decrease in sales and marketing expenses was primarily due to a $16.7 million decrease in personnel costs due to lower headcount, a $2.7 million decrease in information technology and facilities costs, a $2.8 million decrease in contractor costs and professional services costs, and a $1.5 million decrease in travel expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $4.3 million or 17.1% for the three months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The increase in general and administrative expenses was primarily due to a $6.7 million increase in system transition costs, partially offset by a $1.5 million decrease in legal costs related to litigation matters, net of insurance recoveries, and a $0.9 million decrease in professional fees.

General and administrative expenses increased by $17.7 million or 23.8% for the nine months ended March 31, 2025 as compared to the corresponding period in fiscal 2024. The increase in general and administrative expenses was primarily due to a $14.5 million increase in system transition costs and a $7.3 million increase in legal costs related to litigation matters, net of insurance recoveries, partially offset by a $3.7 million decrease in professional fees, and a $0.4 million decrease in other costs related to recruiting fees and advertising.

Restructuring and Related Charges

For the three and nine months ended March 31, 2025, we recorded restructuring benefit of $0.4 million and restructuring charges of $1.9 million, respectively, which primarily consisted of additions to severance and benefits costs and professional services fees as well as reversals of previously established accruals related to unused severance benefits associated with the reduction-in-force actions related to the “Q2 2024 Plan”, and “Q3 2024 Plan”, each as described in Note 13, Restructuring and Related Charges, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three and nine months ended March 31, 2024, we recorded restructuring and related charges of $14.4 million and $26.3 million, which primarily consisted of severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q1 2024 Plan”, “Q2 2024 Plan”, and “Q3 2024 Plan”.

Amortization of Intangible Assets

During the three months ended March 31, 2025 and 2024, we recorded $0.5 million of operating expenses for each period related to the amortization of intangible assets.

During the nine months ended March 31, 2025 and 2024, we recorded $1.5 million of operating expenses for each period related to the amortization of intangible assets.

Interest Income

During the three months ended March 31, 2025 and 2024, we recorded $1.0 million and $1.2 million, respectively, in interest income. The decrease in interest income was primarily related to the lower interest earned on our cash accounts due to lower cash and cash equivalents balances held during the third quarter in fiscal 2025.

During the nine months ended March 31, 2025 and 2024, we recorded $2.7 million and $3.9 million, respectively, in interest income. The decrease in interest income is primarily related to the lower interest earned on our cash accounts due to lower cash and cash equivalents balances held during the first three quarters of fiscal 2025.

Interest Expense

During the three months ended March 31, 2025 and 2024, we recorded $3.8 million and $4.2 million, respectively, in interest expense related to the debt obligations held under our Amended Credit Agreement. The decrease in interest expense was primarily due to lower average rates under the Amended Credit Agreement.

During the nine months ended March 31, 2025 and 2024, we recorded $12.4 million and $12.8 million, respectively, in interest expense related to the debt obligations held under the Amended Credit Agreement. The decrease in interest expense was primarily due to lower average rates under the Amended Credit Agreement.

Other Income (Expense), Net

During the three months ended March 31, 2025 and 2024, we recorded other expense, net of $0.4 million and other income, net of $0.4 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2025 and 2024, we recorded other expense, net of $0.4 million and other income, net of $0.4 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2025 and 2024, we recorded income tax provision of $3.7 million and an income tax benefit of $0.6 million, respectively.

For the nine months ended March 31, 2025 and 2024, we recorded income tax provision of $7.8 million and $7.0 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2025 and 2024 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System. In addition, the income tax provision for each of the three and nine months ended March 31, 2025 includes U.S. federal income tax expense of $1.5 million.

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

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	March 31, 2025	June 30, 2024
Cash and cash equivalents	$185,480	$156,699

As of March 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $185.5 million, accounts receivable, net of $99.5 million, and available borrowings under our 2023 Revolving Facility of $135.8 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, and repayments of debt and related interest and share repurchases. We believe that our $185.5 million of cash and cash equivalents at March 31, 2025, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On February 18, 2025, we announced that our Board had authorized management to repurchase up to $200 million shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). As of March 31, 2025, we had approximately $37.3 million remaining from the $200.0 million share repurchase authorization approved in May 2022 (the “2022 Repurchase Program”), which expires on June 30, 2025. Under these repurchase programs, purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. Neither of the 2022 Repurchase Program or the 2025 Repurchase Program obligate us to acquire any shares of our common stock, and they may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three and nine months ended March 31, 2025, we repurchased a total of 853,247 shares of our common stock on the open market at a total cost of $13.0 million with an average price of $15.24 per share.

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

On August 14, 2024, we entered into an Amendment Number One to the 2023 Credit Agreement the (the 2023 Credit Agreement as amended by that certain Amendment Number One, “Amended Credit Agreement”). Under the Amended Credit Agreement, we modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the Amended Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with our operations and activities.

During the three and nine months ended March 31, 2025, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2025	March 31, 2024
Net cash provided by operating activities	$70,092	$39,997
Net cash used in investing activities	(18,067)	(13,632)
Net cash used in financing activities	(23,102)	(109,919)
Foreign currency effect on cash and cash equivalents	(142)	(265)
Net increase (decrease) in cash and cash equivalents	$28,781	$(83,819)

Net Cash Provided by Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2025 were $70.1 million, including our net income of $0.3 million and non-cash expenses of $86.0 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in inventories and increases in deferred revenue and accrued compensation and benefits. This was partially offset by increases in accounts receivable and prepaid expenses and other assets as well as decreases in accounts payable, operating lease liabilities and other liabilities.

Cash flows provided by operations in the nine months ended March 31, 2024 were $40.0 million, including our net loss of $31.8 million and non-cash expenses of $109.3 million for items amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, and interest. Other sources of cash for the period included a decrease in accounts receivable, and increases in deferred revenue and other current and long-term liabilities. This was partially offset by increases in inventories and prepaid expenses and other assets as well as decreases in accounts payable, operating lease liabilities and accrued compensation and benefits.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2025 were $18.1 million for the purchases of property and equipment and the capitalized software development costs.

Cash flows used in investing activities in the nine months ended March 31, 2024 were $13.6 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2025 were $23.1 million primarily due to share repurchases of $13.0 million under the 2022 Repurchase Program, payments of $1.9 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options, a payment of $0.7 million for debt financing costs related to the Amended Credit Agreement, and debt repayments of $7.5 million.

Cash flows used in financing activities in the nine months ended March 31, 2024 were $109.9 million primarily due to payments of $27.6 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options, share repurchases of $49.9 million under the 2022 Repurchase Program, a $25.0 million payment against our revolving facility, and debt repayments of $7.5 million.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in the nine months ended March 31, 2025, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of March 31, 2025, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of March 31, 2025, we had $182.5 million of debt outstanding, which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of March 31, 2025, we had non-cancelable commitments to purchase $36.0 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of March 31, 2025, we had contractual commitments of $19.4 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of March 31, 2025, the value of our obligations under operating leases was $55.3 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of March 31, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At March 31, 2025, we had $182.5 million of debt outstanding, all of which was from the Amended Credit Agreement. During the quarter ended March 31, 2025, the average daily outstanding amount was $194.3 million, with a high of $215.0 million and a low of $182.5 million.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2025, on the outstanding borrowings under the Amended Credit Agreement as of March 31, 2025, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of March 31, 2025	100 bps	50 bps
Debt	$(1,943)	$(972)	$194,306	$1,943	$972

* The underlying interest rate was 6.41% as of March 31, 2025.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of March 31, 2025 and 2024 foreign exchange forward contracts not designated as hedging instruments, had a notional amount of $52.2 million and $15.5 million, respectively. Changes in the fair value of derivatives are recognized in “Other income (expense), net.”

For the three months ended March 31, 2025 and 2024, the Company recognized foreign currency transaction net losses of $0.9 million and foreign currency transaction net gains of $0.7 million, respectively, and for the nine months ended March 31, 2025 and 2024, the Company recognized foreign currency transaction net gains of $0.5 million and foreign currency transaction net gains of $0.4 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2024 and our Quarterly reports on Form 10-Q for the three months period ended September 30, 2024 and December 31, 2024, except for the following risk factor which supplements the risk factors disclosed in the reports reference above.

Geopolitical changes are creating uncertainty regarding economic matters.

The ongoing unpredictability of U.S. trade policies, including recent tariff adjustments and shifts in enforcement priorities, continues to create significant uncertainty in the global supply chain. Our direct manufacturing presence in China remains minimal, and we do not anticipate material direct exposure to the latest round of U.S. tariffs on Chinese imports; however, our reliance on electronic and semiconductor components sourced from China presents ongoing risk. These components are essential to our products, and any escalation in tariffs or imposition of new export controls by China may result in increased costs and potential delays.

We also maintain significant manufacturing operations in Vietnam and the Philippines. These countries have periodically come under scrutiny in U.S. trade reviews and remain exposed to potential tariff hikes or new trade barriers.

Additionally, global trade partners may continue to respond to U.S. tariffs with retaliatory measures. For instance, China has reiterated threats of restricting exports of critical raw materials, including rare earth minerals essential to several of our components. Such actions could disrupt our supply chain, elevate input costs, and undermine the competitiveness of our offerings, thereby adversely affecting our business, financial condition, and operating results.

We are actively monitoring these evolving trade dynamics and are implementing diversification and supply chain resilience strategies to mitigate potential disruptions. This includes exploring alternative sourcing options and reassessing geographic risk in our manufacturing and logistics footprint.

The continued uncertainty around tariff policy and broader geopolitical tensions is contributing to market volatility, which has impacted the Company’s stock price, and is likely to continue to do so. In addition, if tariffs are set that materially impact the Company’s financial results, the Company’s stock price could be negatively impacted.

In addition to policies regarding tariffs, any significant changes enacted by the new administration to the U.S. Tax Code, or specifically to the Tax Cuts and Jobs Act (the “U.S. Tax Act”) enacted in 2017, or to regulatory guidance associated with the U.S. Tax Act, could materially adversely affect our tax liabilities and effective tax rate.

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

Some companies, including us, that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such suits, regardless of its merits or outcome, can result in substantial costs and divert management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2025.

The following table provides stock repurchase activity during the three months ended March 31, 2025 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(2)	Plans or Programs	(1)
Beginning amount available to repurchase				$50,285
January 1, 2025 - January 31, 2025	—	$—	—	50,285
February 1, 2025 - February 28, 2025	490	15.72	490	42,577
March 1, 2025 - March 31, 2025	363	15	363	37,285
Total	853	$15.24	853
Remaining amount available to repurchase				$37,285

(1)
On May 18, 2022, we announced that our Board had authorized management to repurchase up to $200.0 million of its common stock over a three-year period commencing on July 1, 2022. Refer to Note 9, Stockholders’ Equity, in Notes to the Condensed Consolidated Financial Statements included elsewhere in this Report for further information regarding the 2022 Share Repurchase Program.
(2)
The aggregate price and the average price per share does not include the effect of the excise tax under the provision of the Inflation Reduction Act.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

Rule 10b5-1 Trading Plan

On February 11, 2025, Katayoun ("Katy") Motiey, the Company's Chief Legal, Administrative & Sustainability Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 79,461 shares of the Company's common stock until December 31, 2025.

On March 3, 2025, Rajendra K. Khanna, a member of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 25,000 shares of the Company's common stock until February 15, 2026.

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) May 1, 2025