Form 10-K
period 2025-06-30
EXTREME NETWORKS INC
filed 2025-08-18
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $1.6 billion as of December 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Select Market reported on such date. For purposes of this disclosure, shares of common stock owned by executive officers and directors of the registrant and by persons who owned more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

132,209,606 shares of the Registrant’s common stock, $0.001 par value, were outstanding as of August 8, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the year ended June 30, 2025 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The principal risks and uncertainties affecting our business include the following:

•
Geopolitical changes are creating uncertainty regarding economic and trade matters, potentially leading to adverse general economic conditions that may adversely impact our business, financial condition, and operating results.
•
Intense competition and consolidation in the market for networking equipment and management solutions could prevent us from increasing revenues.
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
•
If we fail to anticipate technological shifts, market needs and opportunities, and fail to develop products, product enhancements, and business strategies that meet those technological shifts, needs and opportunities in a timely manner or if they do not gain market acceptance, we may not be able to compete effectively and our ability to generate revenues will suffer.
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

PART I

Item 1. Business

Overview

Extreme Networks, Inc. (EXTR) (collectively referred to as “Extreme,” “Company,” and as “we,” “us” and “our”) is a leader in AI-powered cloud networking, focused on delivering simple and secure solutions that help businesses address challenges and enable connections among devices, applications, and users. We push the boundaries of technology, leveraging the powers of artificial intelligence (“AI”), analytics, and automation and have industry leading support services. Tens of thousands of customers globally trust Extreme to drive value, foster innovation, and overcome extreme challenges. Extreme also designs, develops, and manufactures wired, wireless, and software-defined wide area network (“SD-WAN”) infrastructure equipment. Our Extreme Platform ONETM solution, announced in December 2024 and made generally available in July 2025, is a technology platform that is designed to reduce complexity for enterprises by seamlessly integrating networking, security and AI solutions into a single platform. AI-powered automation includes conversational, interactive and autonomous AI agents—to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex tasks.

Our global footprint provides service to some of the world’s leading names in business across verticals such as large sports and entertainment venues, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Our global headquarters is located at 2121 RDU Center Drive, Suite 300, Morrisville, North Carolina 27560, and our telephone number is (408) 579-2800. We have several corporate offices in the United States and international locations. Our website is www.extremenetworks.com.

Industry Background

Enterprises across every industry are going through unprecedented changes, such as digital transformation initiatives, migrating their workloads to cloud-based environments, modernizing applications, finding new ways to leverage multimodal and agentic AI technology, and adapting to a distributed workforce. To accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to deliver secure, distributed connectivity and comprehensive centralized visibility. Networking is mission critical and touches all elements of how services are delivered to customers, employees, students, and patients. Managing networks from a single platform that integrates AI networking and security is critical to help reduce complexity and minimize the time it takes to complete tasks. A new category has emerged in the industry to address challenges related to managing the breadth and depth of complexities related to network administration, deployment and on-going management termed AI for networking. This new category is defined by innovation in generative, multimodal and agentic AI technology.

As the edge of the network continues to expand, our customers are managing more endpoints which comes with a host of challenges. This continued expansion creates issues such as a higher risk of cyberattacks and a need for more bandwidth due to an increase in applications running across the network.

Network complexity manifests itself in the form of more endpoints to manage, more applications to monitor, and more services that rely on the network for service delivery and enablement. When performance suffers, and the tug on internal systems and IT staff becomes more intense, technology is often being overworked. Resolving network problems expeditiously and identifying their root cause, can improve organizational productivity and result in higher performance of operations. AI for networking is needed to improve an IT team’s agility and responsiveness to address these challenges.

We believe that the network has never been more vital than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more Software-as-a-service (“SaaS”) based applications, the cloud is fundamental to managing and maintaining a modern network. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability. We expect Extreme Platform ONE to deliver significant productivity gains for IT teams by streamlining network design, deployment, management, and commercial operations through its generative, multimodal, and agentic AI capabilities.

As enterprises continue to migrate increasing numbers of applications and services to either private clouds or public clouds offered by third parties and to adopt new IT delivery models and applications, they are required to make fundamental network alterations and enhancements spanning from wireless access points (“APs”) to the network core. In either case, the network infrastructure must adapt to this new dynamic environment. AI and automation are key if enterprises are to derive maximum benefit from their cloud deployments. With automation applications becoming increasingly critical in manufacturing, warehousing, logistics, healthcare and other key industries, we believe this will continue to create demand for networking technology to serve as a foundation to run these services.

Service providers are investing in network enhancements with platforms and applications that deliver data insights, provide flexibility, and can quickly respond to new user demands and 5G use cases. The scale of issues and challenges seen within service provider networks is even greater than the enterprise network -- thus they too can greatly benefit from operational gains from Extreme Platform ONE.

We believe Extreme will continue to benefit from the use of its technology to manage distributed campus network architecture centrally from the cloud. Extreme has blended a dynamic network fabric architecture that delivers simplicity for moves and changes at the edge of the network, together with corporate-wide role-based policy. This enables customers to migrate to new cloud managed switching, Wi-Fi, and SD-WAN, agnostic of the existing switching or wireless equipment they already have installed. In the end, we expect these customers to see lower operating and capital expenditures, lower subscription costs, lower overall cost of ownership and more flexibility along with a more resilient network, powered by Extreme Platform ONE.

We estimate the total addressable market (“TAM”) for our networking solutions, consisting of cloud networking, wireless local area networks (“WLAN”), campus local area networks (“LAN”), Ethernet switching, data center networking, SD-WAN solutions, and elements of the Secure Access Service Edge (“SASE”), exceeded $42 billion in calendar year 2024. Based on data from 650 Group, Gartner, IDC, and Dell'Oro Group, demand is projected to grow at a five-year compound annual growth rate (“CAGR”) of approximately 7%, reaching $59 billion by 2029. Within this market, cloud-managed networking solutions are expected to grow at a CAGR of approximately 15% through 2029. And with Extreme Platform ONE, we are addressing AI Networking for the Campus, a high-growth segment forecasted to grow at a 72% CAGR over the next five years.

The Extreme Strategy

Extreme is committed to empowering organizations with new ways to simply and securely connect with Extreme's intelligent technology platform that help move their organizations forward.

Extreme Platform ONE is designed to reduce complexity for enterprises by seamlessly integrating networking, security and AI solutions. The platform’s AI-powered automation includes conversational, interactive and autonomous AI agents, to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex tasks. Extreme Platform ONE is also designed to offer the industry's simplest licensing.

Key elements of Extreme’s strategy and differentiation include:

•
Deliver AI that is fully integrated into the networking experience. As IT environments grow in complexity, enterprises need simpler, smarter ways to manage their networks. Extreme Platform ONE delivers significant benefits including:
o
AI-Driven Insight and Automation: Customers gain instant insights while the network adapts in real time to bandwidth spikes and security threats. Network administrators can set guardrails for policy, risk, and approvals, while AI agents act autonomously to optimize performance and reliability in real time.
o
End-to-End Network Visibility: With real-time network topology and lifecycle data, customers can improve compliance, simplify onboarding, and enable proactive planning for refreshes, expansions, or support alignment. Extreme Platform ONE eliminates fragmented screenshots of the network and delivers a complete view in one place.
o
Unified Operations Dashboard: Extreme Platform ONE consolidates license, contract, and asset management into a single, intuitive platform, delivering real-time visibility into usage, renewals, support coverage, and device inventory across all sites and product lines.
o
Integrated Experience: One integrated experience for everyone in an organization, including Network Operations (“NetOps”), Security Operations (“SecOps”), and business teams, to access just what they need to do high quality work from a fully customizable workspace.
o
Simplified licensing: Extreme Platform ONE is backwards compatible to ExtremeCloud IQ and is now bundled with support services to facilitate license to asset tracking.
•
Provide a differentiated end-to-end cloud networking architecture. Cloud networking is estimated to be a $15 billion segment of the networking market comprising cloud-managed services and cloud-managed products, which are largely WLAN access points and ethernet switches, growing at 15% annually over the next five years, according to data from the 650

Group, Gartner, IDC and Dell'Oro. Cloud management technology has evolved significantly over the past decade. Extreme offers:
o
Cloud Platform: A robust cloud management platform that delivers visibility, intelligence, and assurance from the network edge to the core.
o
Cloud Choice for Customers: Our cloud networking solution is available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure.
o
ExtremeCloud IQ: Our ExtremeCloud IQ offering conforms to ISO/IEC 27001, ISO/IEC 27017 and ISO/IEC 27701 standards for data privacy and protection as set forth by the International Standards Organization (“ISO”), and is CSA STAR certified.
o
Cloud Continuum: We provide hosting flexibility across a range of options including public, private, and on-premises edge cloud options.
o
Consumption Flexibility: We offer a range of financing and network purchase options. Our value-based subscription tiers provide customers with flexibility to grow, as well as offer pool-able and portable licenses that can be transferred between products (e.g., access points and switches) at one fixed price.
•
Offer customers choice: public or private cloud, or on-premises. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need it and also have a solution for those who want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what is going on across their network and applications in real time – who, when, and what is connected to the network, which is critical for bring your own device (“BYOD”) and Internet of Things (“IoT”) usage.
•
Offers universal platforms for enterprise class switching and wireless infrastructure. We offer universal platforms which support multiple deployment use cases, providing flexibility and investment protection.
o
Universal switches (7720/5720/5520/5420/5320/4220/4120) support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o
Universal Wi-Fi 6/6E/7 APs (300/400, 4000 and 5000 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud-connected) management.
o
Universal licensing with one portable management license for any device and for any type of management. For switches, operating system feature licenses are portable, and bulk activated through ExtremeCloud IQ.
•
Enable a common fabric to simplify and automate the network. Fabric technologies virtualize the network infrastructure (decoupling network services from physical connectivity) which enables network services to be provisioned faster, with lower likelihood of error. They make the underlying network much easier to design, implement, manage, and troubleshoot.
•
Offer a frictionless experience for secure hybrid work. Our layered security approach is managed from one cloud and secure by design. We offer tightly integrated security with network fabric and infrastructure.
o
ExtremeCloud Universal ZTNA, is the first network security offering to integrate network, application, and device security within a single solution. By combining Cloud Network Access Control (“NAC”) and Zero Trust Network Authentication (“ZTNA”) into a single, easy-to-use SaaS offering, we help customers ensure unified observability, frictionless user experiences and a consistent security policy for applications and devices as well as support secure hybrid work use cases for customers. As the virtual private network (“VPN”) market transitions to ZTNA, the proliferation of individual applications, each with their own policy and dashboard, is adding complexity and expense for enterprise customers. We expect the broadening of our security offering to drive significant traction for our business with growth opportunities.
o
Extreme’s unique and highly differentiated network fabric makes it simple to orchestrate applications and policy across the entire campus, from the core to the wireless edge, and across the wide area network. We bring enhanced security, the ability to segment networks and zero touch provisioning, thus reducing confusion, complexity and the need for additional IT staff. This is in stark contrast to our competitors’ fabric solutions, which were designed for service providers and data center networks and not meant for the campus.

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
•
Extend switching and routing technology leadership. Our technological leadership is achieved by the development of innovative switching, routing and wireless products, the depth and focus of our market experience and our operating systems - the software that runs on all of our networking products. Our products reduce operating expenses for our customers and enable a more flexible and dynamic network environment that will help them meet the upcoming demands of IoT, mobile, and cloud.
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The network edge landscape is changing as the explosion of mobile and IoT devices increases the demand for high-performance, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the pending migration from Wi-Fi 6 solutions to 6 GHz Wi-Fi (Wi-Fi 6E and Wi-Fi 7), focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest 6 GHz indoor and outdoor wireless portfolio.
•
Offer actionable insights. Our network-powered application analytics provide actionable business insights by capturing and analyzing context-based data about the network and applications to deliver meaningful intelligence about applications, users, locations and devices. With an easy to comprehend dashboard, our applications help businesses turn their network into a strategic business asset that helps executives make faster and more effective decisions.
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
•
Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to provide both increased and enhanced routes to market, to collaboratively develop unique solutions.

Products

Our products and services categories include:

•
Cloud Networking Platform: Core to our product portfolio and providing end-to-end visibility and control from the access edge to the data center is our industry-leading cloud platform and cloud management application, ExtremeCloud IQ. ExtremeCloud IQ is a machine learning (“ML”)/AI powered, wired and wireless cloud network management solution that offers advanced visibility and control over users, devices, and applications. ExtremeCloud IQ is designed to allow customers to keep operational costs low, adjust to customer demand, and deliver robust functionality for provisioning, management, troubleshooting and provide guaranteed data durability to assure access with 100% uptime. ExtremeCloud IQ is available in public, private, or on-premises deployment options that support one goal – to provide customers with maximum flexibility, continuous innovation and consistent user experience. It can be deployed in any major data center environment such as AWS, GCP and Azure, or local private cloud options. The ExtremeCloud IQ application already manages over three million devices and is run from multiple regional data centers, giving customers greater control over the location of their data and adding to the resiliency of the platform. In fiscal year 2025, we introduced Extreme Platform ONE, a bold innovation designed to redefine the cloud networking landscape. This natively integrated platform brings together networking, security, and AI-driven automation into one cohesive solution, aligned with our long-term growth strategy. With simplified licensing and end-to-end visibility, it is designed to unlock new levels of operational efficiency and scalability. We believe the platform's generative, multimodal, and agentic AI capabilities position Extreme Networks as a leader in autonomous network management, creating value for customers and driving competitive advantage in a rapidly evolving market.
•
Automation, Analytics, and Security Applications: Our application portfolio delivers additional analytics, security, access control, and management insights both on-premises and in the cloud. ExtremeCloud IQ – Site Engine extends cloud management to non-cloud native and multi-vendor devices to provide one dashboard view of your entire network that can be managed in the cloud or on-premises. The application provides task automation, access control, granular visibility with real-time analytics and multi-vendor device management. ExtremeCloud IQ Essentials provides three key applications - Wireless Intrusion Prevention System (“WIPS”), location services, and guest management - for ExtremeCloud IQ Pilot license customers at no added cost, enabling organizations to take advantage of an all-in-one platform for wired and wireless management, business insights, location tracking, wireless security, seamless IoT onboarding and guest access, and guest access through a single user interface.
•
Wireless LAN AP: One of the industry’s broadest and most comprehensive, Extreme’s wireless AP portfolio includes both indoor and outdoor Wi-Fi 7 and prior generation APs. Proven in some of the most demanding environments, ExtremeWireless delivers an exceptional experience for BYOD and mobile users wherever they may roam. Included in that portfolio are our custom stadium and large venue outdoor Wi-Fi 7 APs, which, when combined with ExtremeAnalytics, are the basis of our selection as the Official Wi-Fi & Analytics Provider for the National Football League and Major League Baseball. In addition to powering large venues and stadiums, our Extreme APs also deliver flexible and scalable options for highly distributed environments for major companies globally. Our APs allow our customers to purchase universal hardware, starting with our Wi-Fi 7 AP portfolio, and choose the software mode option for the optimal deployment architecture in their environments. Our premier wireless security solution, Extreme AirDefense delivers intrusion detection and prevention capabilities across the wireless portfolio. Recently, we also introduced the first WIPS solution to incorporate support for Bluetooth and Bluetooth Low Energy (“BLE”) visibility and intrusion protection. This includes device location support and change detection, rogue BLE Beacon detection and unsanctioned BLE device detection.
•
Wired for Edge, Campus, and Data Center: Our switching portfolio includes products designed to make every connection effortless by enabling the deployment of high-speed performance at scale for access, high-density, campus, core, and data center environments. Within the Extreme Switching portfolio are Access Edge products offering connection speeds ranging from 100 Megabits per second (“Mbps”) to 25 Gigabits per second (“Gbps”) – including edge multi-rate 2.5Gbps and 5Gbps capabilities. These switches provide various physical presentations (copper and fiber) along with options to deliver traditional Ethernet or convergence-friendly Power-over-Ethernet (“PoE”), including high-power universal POE consisting of 90W power to support new classes of Ethernet-powered devices. These switching products, combined with our unique fabric capability, deliver automation and hyper-segmentation, as well as features, performance, and reliability required by our customers to deploy, operate and manage converged infrastructure, along with the ability to harden the perimeter of the network infrastructure.

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
•
Customer Service and Support: Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:
o
Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers (“TACs”), located in Morrisville, North Carolina; Salem, New Hampshire; Aurora, Illinois; San Jose, California; Reading, United Kingdom; Penang, Malaysia; Brno, Czech Republic; Bangalore; Chennai, India; Seoul, Korea; and Tokyo, Japan. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.
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

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2025, our worldwide sales and marketing organization consisted of 865 employees. We have domestic sales offices located in four states within the United States and international sales offices located in 29 countries.

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

Customer Profiles

Extreme’s customers are organizations facing complex IT challenges and/or undergoing digital transformation. These customers typically operate in verticals such as higher education, healthcare, government (federal, state, local, and education), manufacturing, hospitality, stadiums, and retail. These customers often struggle with constrained resources, talent and skill gaps, and rising operational costs, while also navigating a crowded network infrastructure vendor landscape and ambiguity around emerging technologies like AI.

Within the Ethernet Switching and WLAN markets which Extreme serves, we categorize customers into three primary groups based on scale and infrastructure needs:

1.
Mid-market customers—typically with 500 to 999 employees, are regional or national in scope and possess moderate IT complexity and budgets. This segment represents an estimated TAM of $10 billion in 2025.
2.
Enterprise customers—defined as companies with 1,000 or more employees—operate global-scale infrastructures and require advanced security and compliance capabilities, representing a TAM of approximately $22 billion in 2025.
3.
Service providers—which include organizations delivering voice, data, or internet services to consumers and businesses, vary widely in sizes. This segment accounts for a TAM of approximately $2 billion in 2025.

These classifications enable the company to tailor its go-to-market strategies and product offerings to better meet the distinct needs of each segment.

From a network infrastructure standpoint, these types of organizations require robust networking solutions within the data center, as well as access and edge switching. These same customers are deploying enterprise-wide or campus Wi-Fi solutions. Security is a pervasive concern, and many are implementing ZTNA technology to secure their end-to-end network. They are also seeking solutions that make deployment and on-going management of the network not only secure but easier, smarter and more intuitive, thus they are seeking solutions including data center fabric automation, cloud/hybrid network management, and SD-WAN. Their IT environments are often a mix of legacy and modern systems, and they seek integrated, scalable solutions to simplify operations and enhance security.

The typical decision-makers within these organizations include CIOs, VPs of IT, Directors of Infrastructure, Network Architects, CISOs, CFOs, and IT procurement specialists. Their top priorities revolve around reducing cost, risk, and complexity, achieving operational excellence, improving security posture, ensuring uptime, and maintaining compliance. These customers range from cloud-curious to cloud-mature and are actively exploring AI and automation to drive innovation and efficiency.

Customers with 10% of net revenues or greater

See Note 3, Revenues, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our customers providing 10% or more of our net revenues.

International sales

International sales are an important portion of our business. In fiscal 2025, sales to customers outside of the United States accounted for 52% of our consolidated net revenues, compared to 48% in fiscal 2024, and 56% in fiscal 2023. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

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

Our product backlog at June 30, 2025, net of anticipated back-end rebates for distributor sales, was $72.3 million, compared to $64.0 million at June 30, 2024.

Seasonality

Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon or be considered indicative of our future performance, as it has varied in the past.

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in competitive geographies. However, this strategy continues to face challenges from global supply chain disruptions, trade policy changes, and tariff uncertainties that impact cost, availability, and delivery timelines. We rely upon original design manufacturers (“ODM”), such as Alpha

Networks, Inc., Lite-On Technology Corporation, Quanta Computer Inc., Senao Networks, Inc., Sercomm Corporation and Wistron Neweb Corporation to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition, and geopolitical conflict in geographies in which they operate. Our arrangements with these manufacturing partners generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexible capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allow us to adjust more quickly to changing end-customer demand. We also leverage and depend on the strong Environmental, Social and Governance policies and standards of our manufacturing partners. The ODM manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. To mitigate security risks associated with conducting business across our interconnected supply chain we have a Supply Chain and Information Security Policy and related procedures for communicating our requirements to suppliers and conducting annual compliance assessments. Additionally, we have launched new product features such as Secure Boot, which are being designed to provide additional integrity assurance of the firmware and software running on our hardware platform by establishing an encrypted key-based chain-of-trust relationship in the boot process. The manufacturing processes and procedures are generally certified to International Organization for Standardization (“ISO”) 9001 standards. The manufacturing process and material supply chains are flexible enough to allow us to mitigate, at least in part, risks arising from geopolitical conflicts that impact cost and delivery.

We use a collaborative sales and operations planning forecast of expected demand based upon historical trends and analyses from our Sales and Product Management functions as adjusted for overall market conditions. Demand Planning, Supply Operations and our Distributors work closely using a ‘continuous planning’ methodology as part of our Sales and Operations Execution process to determine and position our material requirements to support customer demand. Our manufacturing partners procure the components needed to build our products based on our demand forecasts that cover material lead times. This allows us to leverage the expertise and purchasing power of our manufacturing partners. Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, technology, complexity, contract terms, demand and availability for a component at a given time. From time to time, we may experience price volatility or supply constraints for certain components that are either sourced from a limited number of qualified suppliers or concentrated in specific geographic regions. While supply chain conditions have improved over the past year, risks remain—tariffs, trade disruptions, and fluctuating component lead-times continue to impact the broader supply ecosystem. We continue to learn from the evolving global supply chain and build upon innovative strategies to enhance resilience and agility into our supply chain. Utilizing technology brought forward from our ongoing Digital Transformation project, which has entailed integrating digital technology into all areas of our business, changing how we operate and deliver value to customers. In this case, new systems and processes have given us better visibility and control over inventory. Collaborative partnerships with our ODMs and diversified sourcing strategies have also emerged, fostering greater flexibility and risk mitigation. Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features. Further information on risks relating to our inventory forecasting and supply chain is set forth below in Item 1A. “Risk Factors.”

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

Our product research and development activities focus on solving the needs of customers in the enterprise campus edge and core by providing a unified wired, wireless, and SD-WAN cloud-driven network, enabling secure access from edge to public, hybrid, or private clouds in targeted verticals. Current activities include the continuing development of our innovative switching technology aimed at giving our customers flexibility in how they deploy, connect to the cloud, monitor, and configure instantly saving time and money. Our ongoing research activities cover a broad range of areas, including cloud native technologies and solutions, generative AI, agentic AI, network security, identity management, wired and wireless networking, switching, and routing, open standards interfaces, software defined networks, campus, and data center fabrics. In addition, we continue to invest in ML/AI technology solutions targeting self-healing autonomous networking, Cloud Wi-Fi, IoT anomaly detection, and user recommendations.

We continue to enhance the functionality of our network operating systems which have been designed to provide high reliability, scale, and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2025, our research and development organization consisted of 1,045 employees. Research and development efforts are conducted in several of our locations, including Morrisville, North Carolina; San Jose, California; Salem, New Hampshire; Toronto, Canada; Hangzhou, China; and Bangalore and Chennai, India.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2025, we had 644 issued patents in the United States and 411 patents outside of the United States. The expiration dates of our issued patents in the United States range from calendar years 2025 to 2043. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. As of June 30, 2025, we had 41 registered trademarks in the United States and 326 registered trademarks outside of the United States.

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
•
customer service and support;
•
size and scope of distribution network;

•
brand name;
•
breadth of product offering;
•
access to customers; and
•
size of installed customer base.

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Hewlett-Packard Enterprise Company, Huawei Technologies Co. Ltd., and prior to the recent merger with Hewlett-Packard Enterprise Company, Juniper Networks Inc. To a lesser extent, Extreme competes with products and solutions from Arista Networks Inc., CommScope Holding Company, Inc., Fortinet, Inc., and Ubiquiti Inc. Most of these competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

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

Restructuring and Impairment

Fiscal year 2025

During fiscal 2025, the Company continued to execute the restructuring plans initiated in prior years.

Fiscal year 2024

During fiscal year 2024, the Company initiated various restructuring plans, including the “Q1 2024”, “Q2 2024”, and “Q3 2024” Plans, to reorganize and rebalance the workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, reduce its ongoing operating expenses, and focus its sales and marketing efforts on specific geographies and industry segments with higher growth opportunities. The Q1 2024 Plan was completed in fiscal year 2024.

Fiscal year 2023

During fiscal year 2023, the Company initiated a restructuring plan to transform our business infrastructure and reduce our facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project the Company moved engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating our labs. The Company expects to complete the 2023 Plan by the end of fiscal year 2026.

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

Human Capital

At Extreme, we manage our human capital guided by our core values of Candor, Transparency, Curiosity, Teamwork, Ownership, and Inclusion. We apply these principles to talent acquisition and management, compensation and benefits, and inclusion and engagement.

As of June 30, 2025, we employed 2,811 people. Of these, 30.8% work in sales and marketing, 37.1% in research and development, 5.2% in operations, 15.2% in customer support and services and 11.7% in finance and administration. These employees were located worldwide, with 43.1% located in the United States, 8.9% in other locations in the Americas, 31.6% in the Asia Pacific region (“APAC”), which includes India, and 16.4% in the regions of Europe, Middle East and Africa (“EMEA”).

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

Talent Acquisition and Development. We strive to attract and retain the most qualified employees for each role within the Company. We on-board new employees through the New Hire Academy and encourage skill development throughout the employee journey utilizing various role-specific training programs, career development tools, manager training, coaching, and mentorship. We continue to develop our employees, for example, by providing a subscription to LinkedIn Learning for all employees. We provide regular feedback to our employees with performance management reviews.

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

Inclusion and Engagement. We believe we gain valuable perspective that drives better decision making when we include all voices. To foster an inclusive environment, we support several employee-led employee resource groups, including Abilities Alliance (employees with disabilities), API (Asian Pacific Islanders), APEX (Aspiring Professionals @ Extreme), Black @ Extreme (Black/African American), LaRaza (Hispanic), Maitri (employees in India), Parents at Extreme Networks, Pride Alliance (LGBTQ+), Veterans Council, and Women in Networking. Our employee resource groups are open to all and provide regular programming to create connections between employees and enhance engagement within Extreme. To further build employee engagement, we request feedback from employees through our annual ECHO (Employees Communicate Honest Opinions) survey, an avenue for leadership to listen and then take action based on the feedback received. We also promote an open door policy and encourage employees to provide feedback to leadership on an informal basis.

Organization

We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 2121 RDU Center Drive, Suite 300, Morrisville, NC 27560 and our telephone number is (408) 579-2800. We electronically file our Securities and Exchange Commission (“SEC”) disclosure reports with the SEC and they are available free of charge at both www.sec.gov and www.extremenetworks.com.

Our corporate governance guidelines, the charters of our Audit Committee, our Compensation Committee, our Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on the Investors section of our website at investor.extremenetworks.com under “Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

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

Risks Related to Our Business, Operations, and Industry

Geopolitical changes are creating uncertainty regarding economic and trade matters, potentially leading to adverse general economic conditions that may adversely impact our business, financial condition, and operating results.

The ongoing unpredictability of U.S. economic policies including recent tariff adjustments, as well as broader geopolitical tensions, continue to create significant uncertainty in the world economy, including a risk of inflation. Potential impacts of these policies and tensions could include decreased demand for our products, increased costs to us, supply chain limitations, and volatility of our stock price.

A substantial portion of our business depends on the demand for enterprise-scale networking, which, in turn, is impacted by the overall economic health of our current and prospective end-customers. Volatility in the global economic market or other global or regional economic uncertainty, inflation, interest rate fluctuations, foreign exchange instability, limited availability of credit, a reduction in business confidence and activity, reductions in government spending, and other difficulties may affect one or more of the industries to which we sell our products and services. If economic conditions continue to be uncertain, many existing and prospective end-customers may delay or reduce their IT spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies, and increased price competition.

While we have diversified our manufacturing presence and limited our reliance on imports from China, tariffs have been imposed and threaten to be increased on other countries where our products are manufactured, such as Taiwan, Vietnam, and the Philippines. A majority of our products are currently excluded from the bulk of these tariffs, though we cannot predict that will continue to be the case. Any imposition of tariffs or imposition of new export controls assessed on importation of our products to the United States may result in increased costs and potential delays.

Additionally, global trade partners may continue to respond to U.S. tariffs with retaliatory measures. For instance, China has, in the past, made threats of restricting exports of critical raw materials, including rare earth minerals essential to several of our components. Such actions could disrupt our supply chain, elevate input costs, create delays as alternative suppliers are sought, and undermine the competitiveness of our offerings. Similarly, other countries could impose retaliatory tariffs against American imports, which could potentially increase the cost of our products to customers in those countries, making our products less competitive.

We are actively monitoring these evolving trade dynamics and are implementing diversification and supply chain resilience strategies to mitigate potential disruptions. This includes exploring alternative sourcing options and reassessing geographic risk in our manufacturing and logistics footprint.

The continued uncertainty around U.S. tariff and economic policies and broader geopolitical tensions is contributing to market volatility, which has impacted the Company’s stock price, and is likely to continue to do so. In addition, if tariffs are set that materially impact the Company’s financial results, the Company’s stock price could be negatively impacted.

Any one of these impacts, or the aggregate impact of them, could adversely affect our business, financial condition, and operating results.

Intense competition and consolidation in the market for networking equipment and management solutions could prevent us from increasing revenues.

The market for network switching and management solutions is intensely competitive and dominated primarily by Cisco Systems Inc., Hewlett-Packard Enterprise Company, Huawei Technologies Co. Ltd., and, prior to the recent merger with Hewlett-Packard Enterprise Company, Juniper Networks, Inc. To a lesser extent, Extreme competes with products and solutions from Arista Networks, Inc., CommScope Holding Company, Inc., Fortinet, Inc., and Ubiquiti Inc. Most of our competitors have longer operating histories, greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base, and a greater ability to make attractive offers to channel partners and customers than we do. Further, many of our competitors have made substantial investments in hardware networking capabilities and offerings as well as software and AI functionality to run and manage the networks. These competitors may be able to gain market share by leveraging their investments to attract customers at lower prices or with greater synergies.

The pricing policies of our competitors impact the overall demand for our products and services. Some of our competitors are capable of operating at significant losses for extended periods of time or otherwise offer competitive products at lower prices, increasing pricing pressure on our products and services. If we do not maintain competitive pricing, the demand for our products and services, as well as our market share, may decline. From time to time, we may lower the prices of our products and services in response to competitive pressure. When this happens, if we are unable to reduce our component costs or improve operating efficiencies, our revenues and gross margins will be adversely affected.

There has been a trend toward industry consolidation in our markets for several years, and we expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. As competitors merge or acquire additional lines of business, their expanded resources may make competition more difficult. For example, while we see opportunity to grow our market share in the wake of the Hewlett-Packard Enterprise Company and Juniper Networks, Inc. merger, it is uncertain that we will be able to capitalize on this opportunity. If we fail to do so, we could lose market share to them or other competitors.

In addition, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to a loss of market share and revenue for us. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.

We may also face increased competition from traditional networking solutions companies, companies in adjacent industries such as information security moving into networking, and cloud hyperscalers offering Infrastructure as a Service and Platform as a Service products to enterprise customers. In particular, AWS, Microsoft Azure, and GCP may provide enterprise customers with a cloud-based platform of data center computing and networking services that could compete with our services and adversely impact our market share and revenue.

One of our key differentiators is the quality of our support and services. Our failure to continue to provide high-quality support and services could materially adversely affect our business, financial condition, operating results, and future growth prospects.

Supply chain issues such as concentration of suppliers and manufacturing partners, supplier disruptions, shipping delays, material or components shortages, quality control, regulatory impacts, and inability to reduce manufacturing costs could harm our business, financial condition, and operating results.

We primarily rely on our manufacturing partners Alpha Networks, Inc, Senao Networks, Inc., Wistron Neweb Corporation, Sercomm Corporation, Quanta Computer Inc, Lite-On Technology Corp, and select other partners to manufacture our products. In addition, we currently purchase some key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Our top six suppliers accounted for a significant portion of our purchases during the year. Given the concentration of our supply chain, particularly with certain sole or limited source providers, any significant disruption to any of the key suppliers or a termination of a relationship could temporarily impact our operations and our ability to meet customer orders.

Such disruptions could be caused by natural disasters, public health emergencies such as pandemics, business interruption related to financial or operational factors, cyberattacks, geopolitical events such as the threat of political or military actions, including between China and Taiwan, energy constraints, regulatory constraints, labor or raw materials shortages, quality issues, transportation or shipping delays, tariffs or other trade restrictions, or other events. We have experienced in the past, and continue to experience, challenges obtaining components such as semiconductor chips due to high demand or limited supply. Currently, some vendors are shifting allocation of raw materials and resources from producing enterprise-grade components to producing components for more advanced technology. For example, Samsung has ceased production of certain memory chips to focus on higher end chips. These disruptions could result in sustained lead-times, higher overall costs, extra delivery costs for expedited shipments, and shortages and allocations of certain components, resulting in delays in filling orders or even delayed product introductions. Additional factors that may impact costs and availability of product include energy, raw material, and transportation costs.

While we maintain strong relationships with our manufacturing partners and suppliers, our agreements with them are generally of limited duration and pricing, quality, and volume commitments are negotiated on a recurring basis. Manufacturing partners and suppliers may be unable or unwilling to renew agreements with consistent terms, and could materially increase prices (including increases related to inflationary pressures) or reduce quantity, quality, volume, or service level standards. We may not be able to pass along increased costs to our customers, which could negatively impact gross margin. Reductions in quantity or quality of finished product could decrease the amount of product for sale and could negatively impact the Company’s operating results.

Additionally, our operations are materially dependent upon the continued market acceptance and quality of these manufacturers’ products and their ability to continue to manufacture products that are competitive and comply with laws or our requirements relating to environmental and efficiency standards. Our inability to obtain products from one or more of these suppliers or a decline in market acceptance of these suppliers’ products could harm our reputation and make our products less competitive.

As part of our cost-reduction efforts, we will need to realize lower per unit product costs from our manufacturing partners by means of volume efficiencies and the utilization of manufacturing sites in lower-cost geographies. However, we cannot be certain when or if such price reductions will occur, particularly in light of supply chain disruptions and inflationary pressures. The failure to obtain such price reductions would materially adversely affect our gross margin and operating results.

We have been impacted in the past, and will likely continue to be impacted by, tariffs put into place by the United States or by other countries. We have worked to mitigate this impact by moving manufacturing operations out of China to other countries. However, new tariffs have been imposed and could potentially increase on goods from countries to which we have moved production. Imposition of tariffs is likely to increase our costs, having a negative impact on our gross margin and operating results.

Qualifying new suppliers to compensate for such shortages, delays, poor quality, increased costs, or other concerns may be time-consuming and costly and may increase the likelihood of errors in design or production as replacement suppliers may not meet the quality requirements of our customers, resulting in harm to our reputation and making our products less competitive.

The Company actively works to reduce exposure to supply chain issues such as these, but is unable to completely eliminate them. If we are unable to mitigate these effects, this could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT systems and data. These threats come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, including vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. Increasingly, companies, including us, are subject to a variety of attacks on their networks and/or cloud-based services on an ongoing basis. The number of sophisticated attacks continues to increase on a global scale in frequency and magnitude, and with the availability to bad actors of AI to assist them in perpetrating these attacks, we expect the speed and complexity of these attacks to continue to escalate. Attacks could include supply chain attacks targeting our suppliers and attempts to penetrate our systems or disrupt our services directly. In some cases, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain vulnerabilities in design or manufacture that could allow network intrusion or unexpectedly interfere with the operation of our systems, products or services we provide to customers. Usage of “legacy” products that have been determined to have reached an end-of-life engineering status but will continue to operate for a limited amount of time may subject us or our customers to vulnerabilities. Further, employee error, malfeasance, or other disruptions can result in a security or data breach.

Despite our security measures, we may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks or prevent all security or data breaches. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our IT systems and data. Because the techniques and tools used by bad actors, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect and remediate these techniques. Any such breach could compromise our networks, products, or cloud-based services by creating system disruptions, slowdowns or even shutdowns, and exploiting security vulnerabilities of our products, services, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen. Additionally, because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT systems and/or our customers’ proprietary or other sensitive information.

Any adverse impact to the availability, integrity or confidentiality of our IT systems, including any actual or perceived breach of network security occurs in our products, network, or in the network of a customer of our networking products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness or security of our products could be harmed. This could impede our sales efforts and impact our market share and future revenue. Such events require significant management attention and resources, impacting our expenses and resources available to commit to other efforts. In addition, the economic costs to us to eliminate, mitigate, or recover from, or remediate cyber or other security problems, such as bugs, viruses, worms, ransomware or other malware, and security vulnerabilities could be significant and may be difficult to anticipate or measure. Further, this could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

For example, cloud-based network management is the fastest growing segment of the networking industry. Our success may be impacted by our ability to provide successful cloud networking solutions that address the needs of our customers more effectively and economically than those of other competitors or existing technologies. If the cloud networking solutions market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy products, or if end customers do not recognize the benefits that our solutions provide, then our potential for growth in this cloud-based network management segment could be adversely affected. If we are unsuccessful in attaching cloud services and maintenance services to our hardware product, our ability to grow our subscription revenue could be limited. If we are unsuccessful in integrating AI into the functionality of our products and achieving customer adoption of our AI-integrated platform, our revenue growth could be limited.

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

We cannot guarantee that we will be able to anticipate future technological shifts, market needs and opportunities or be able to develop new products, product enhancements and business strategies to meet such technological shifts, needs or opportunities in a timely manner or at all. If we fail to anticipate market requirements or opportunities or fail to develop and introduce new products, product enhancements or business strategies to meet those requirements or opportunities in a timely manner, it could cause us to lose customers, and such failure could substantially decrease or delay market acceptance and sales of our present and future products and services. Even if we are able to anticipate, develop, and commercially introduce new products and enhancements, we cannot assure that new products or enhancements will achieve widespread market acceptance. Any or all of the foregoing could materially adversely affect our business, financial condition, and operating results.

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
•
fluctuations in local economies which impact demand;
•
import tariffs imposed by the United States and the possibility of reciprocal tariffs by foreign countries;
•
compliance with trade compliance laws and regulations, including restrictions on trade with embargoed or sanctioned countries or with denied parties, and rules related to the export of encryption technology;
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
•
difficulties associated with enforcing agreements through foreign legal systems;
•
systemic transportation issues could impact delivery of product around the world;
•
terrorism, war or other armed conflict; and
•
natural disasters, epidemics, and pandemics.

Any or all of these factors could have a material adverse impact on our business, financial condition, and operating results.

Substantially all of our international sales are U.S. Dollar-denominated. The recent weakness of the U.S. Dollar relative to foreign currencies could have the effect of increasing our operating expenses, which are often paid in local currency. In the future, we may elect to invoice a larger portion of our international customers in local currency, which would expose us to greater fluctuations in exchange rates between the U.S. Dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations. We have entered into foreign exchange forward contracts to offset the impact of payment of operating expenses in local currencies to some of our operating foreign subsidiaries. However, if we are not successful in managing these foreign currency transactions, we could incur losses from these activities.

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

If we incorrectly forecast demand, we may build up excess inventory. Higher levels of inventory expose us to a greater risk of carrying excess or obsolete inventory, which may in turn lead to write-downs. We may also record write-downs in connection with the end-of-life for specific products in our inventory, as we did in the fourth quarter of 2024, when we recorded additional reserves due to certain excess and obsolete inventory. However, if we have insufficient inventory, we risk not being able to maximize sales, thus negatively impacting revenue and could impair our distributor relationships, potentially jeopardizing our ability to build revenue in the future.

We enter into agreements with contract manufacturers and suppliers based on our anticipated demand, market conditions, and product development cycles. These contracts obligate us to purchase commitments for raw materials and finished goods. If demand for our products is lower than expected, we may be obligated to purchase excess product or raw materials from our suppliers, resulting in an adverse impact on our cash flows, operating expenses, financial condition, and operating results. For example, we have, in the past, recorded significant charges due to excess inventory and such commitments to our suppliers.

Failure to accurately forecast demand has in the past, and could, in the future, require us to write-off the value of excess products or components inventory, causing our financial performance to suffer. If we are unable to manage our inventory or commitments to suppliers in the future, we could be required to record additional charges. Any or all of the foregoing could materially adversely affect our business, financial condition, and operating results.

To successfully manage our business or achieve our goals, we must attract, retain, train, motivate, develop and promote key employees, and a failure to do so can harm us.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service, finance, and operations personnel, many of whom would be difficult to replace. We have experienced and may in the future experience significant turnover in our executive personnel. Changes in our management and key employees could affect our financial results, and our prior reductions in force may impede our ability to attract and retain highly skilled personnel. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance, and operations personnel. The market for such personnel is competitive in certain regions for certain types of technical skills, particularly AI.

A number of our employees are foreign nationals who rely on visas and entry permits to legally work in the United States and other countries. Changes in immigration laws and enforcement could require us to incur additional unexpected labor costs and expenses or could restrain our ability to attract and retain skilled professionals. Any of these restrictions could have a material adverse effect on our business, financial conditions, and operating results.

We rely on third-party providers for services needed to deliver our cloud solutions and other third-party providers for our internal operations. Any disruption in the services provided by such third-party providers could adversely affect our business and subject us to liability.

Our cloud solutions are hosted from and use computing infrastructure provided by third parties, including AWS, GCP, and Azure. We do not own or control the operation of the third-party facilities or equipment used to provide the cloud services. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We rely on third-party cloud service providers such as Salesforce and Oracle to support internal operations. Disruptions to such services or data breaches related to those services could impact our ability to maintain efficient operations and to provide services to our customers, could put our employees’ or customers’ data at risk, and could materially adversely affect our business, financial condition, operating results, and future growth prospects.

The adoption, use, and development of AI products may result in reputational harm or liability.

We incorporate artificial intelligence into various products that we offer, and we continue to develop additional use cases and products utilizing AI. The field of AI is rapidly developing, both technologically and from a regulatory and legal standpoint. Known challenges such as algorithmic bias, black box training sets, and “hallucinations” exist, as well as a dependence on the reliability of the underlying model. As we incorporate this technology into our products and our internal tools and systems, we may experience unexpected outcomes or impacts related to the technology, creating reputational, legal, and regulatory risks.

The regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. For example, in Europe, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act applies to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. Legislation related to AI technologies has been passed in various U.S. states. Such additional regulations may impact our ability to develop, use and commercialize AI technologies in the future.

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

We have instituted an internal AI Council to provide governance for our use of AI, and to help identify and mitigate risks associated with our and our vendors’ use of AI. However, we may not be able to anticipate or mitigate all risk. Any investigation or litigation related to our use of AI could have an adverse impact on our results of operations due to the associated costs and any related fines, and could also have an adverse impact on our customer relationships and ability to grow revenue.

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

Our products are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards and products from other vendors. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must inter-operate with many or all of the products within these networks as well as future products to meet our customers’ requirements. If we find errors in the existing software or defects in the hardware used in our customers’ networks, we may need to modify our software networking solutions to fix or overcome these errors so that our products will inter-operate and scale with the existing software and hardware, which could be costly. In addition, if our products do not inter-operate with those of our customers’ networks, demand for our products could be adversely affected or orders for our products could be canceled. This could materially adversely affect our business, financial condition, operating results, and future financial performance.

When our products contain undetected errors, we may incur significant unexpected expenses and could lose sales.

Network products frequently contain undetected errors when new products or new versions or updates of existing products are released to the marketplace. In the past, we have experienced such errors in connection with new products and product updates. We have experienced component problems in prior years that caused us to incur higher than expected warranty, service costs and expenses, and other related operating expenses. In the future, we expect that, from time to time, such errors or component failures will be found in new or existing products after the commencement of commercial shipments. These problems may have a material adverse effect on our business by causing us to incur significant warranty, repair and replacement costs, diverting the attention of our engineering personnel from new product development efforts, delaying the recognition of revenue, and causing significant customer relations problems. Further, if products are not accepted by customers due to such defects, such returns could exceed the amount we accrued for defective returns.

Our products are used in conjunction with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. The occurrence of system errors, whether or not caused by our products, could result in the delay or loss of market acceptance of our products and any necessary revisions may cause us to incur significant expenses. Any or all of the foregoing could have a material adverse effect on our business, operating results, and financial condition.

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

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business because our expense levels are based on our expectations as to future revenues and, to a large extent, are fixed in the short term. Some third-party distributors have contractual terms that allow them to return products to us and unexpected returns. Any or all of the foregoing could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

These factors could impact our inventory forecasting and revenue forecasting, which could materially adversely affect our business, financial condition, operating results, and future financial performance.

Risks Related to Financial Matters

We cannot assure future profitability, and our financial results may fluctuate significantly from period to period.

We have not been consistently profitable. Even in years when we reported profits, we may not have been profitable in each quarter during those years. We anticipate continuing to incur significant sales and marketing, product development and general and administrative expenses. Any delay in generating or recognizing revenue could result in a loss for a quarter or full year. Even if we are profitable, our operating results may fall below guidance we provide and expectations of our investors, which could cause the price of our stock to fall.

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
•
orders in our backlog could be cancelled by customers;
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
•
increases in costs associated with sourcing and shipping components and finished products, including tariffs;
•
general inflationary pressures, increasing the cost of all inputs; and
•
rising interest rates, increasing the cost of borrowing.

We are subject to changes in general and specific macroeconomic conditions in the economy as a whole as well as in the networking industry, which could affect both revenue and costs. In particular, increases in interest rates could decrease demand for our products and services, as the cost and access to capital to fund large projects may be limited for certain customers.

Due to the foregoing and other factors, many of which are described herein, period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Our stock price has been volatile in the past and may significantly fluctuate in the future.

In the past, the trading price of shares of our common stock has fluctuated significantly. This could continue as we or our competitors announce new products, our results or those of our customers or competition fluctuate, conditions in the networking or semiconductor industry change, conditions in the U.S. or global economy change, or when investors change their sentiment toward stocks in the networking technology sector.

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

Some companies, including ours, that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such suits, regardless of the merits or outcome, can result in substantial costs and divert management’s attention and resources.

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

Macroeconomic factors such as rising interest rates and increasing inflation could put additional financial pressures on some partners and customers, which could result in longer collection times or default on payment to us.

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

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and its stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Nasdaq. We may also be required to restate our financial statements from prior periods. Execution of restatements creates a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in a materially adverse manner.

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

There can be no assurance we will achieve the revenues, growth prospects, and synergies expected from any acquisition in the anticipated timeframe, or at all, and our failure to do so could have a material adverse effect on our business, financial condition, and operating results. Moreover, even if we do obtain benefits in the form of increased sales and earnings, these benefits may be recognized much later than the time when the expenses associated with an acquisition are incurred. This is particularly relevant in cases where it would be necessary to integrate new types of technology into our existing portfolio and new types of products may be targeted for potential customers with which we do not have pre-existing relationships.

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

We have in the past, currently are and will likely in the future pursue or be subject to claims or lawsuits in the normal course of our business. In addition to the risks related to the intellectual property lawsuits described herein, we are currently parties to other litigation as described in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Regardless of the result, litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a lawsuit in which we are a defendant could result in a court order against us or payments to other parties that would have a material adverse effect on our business, financial condition, or operating results. Even if we are successful in prosecuting claims and lawsuits, we may not recover damages sufficient to cover our expenses incurred to manage, investigate and pursue the litigation. In addition, subject to certain limitations, we may be obligated to indemnify our current and former customers, suppliers, directors, officers and employees in certain lawsuits. We may not have adequate insurance coverage to cover all of our litigation costs and liabilities.

Claims of infringement by others may increase and the resolution of such claims may materially adversely affect our business, financial condition, and operating results.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents, copyrights (including rights to “open-source” software) and other intellectual property rights. As we have grown, we have, and may continue to, experience greater revenues and increased public visibility, which may cause competitors, customers, and governmental authorities to be more likely to initiate litigation against us. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents and the issuance of new patents at a rapid pace, it is not possible to determine in advance if a product or component might infringe the patent rights of others. Because of the potential for courts awarding substantial damages, or internationally prohibiting us from importing or exporting our products in or out of certain countries, the lack of predictability of such awards and the high legal costs associated with the defense of such patent infringement matters that would be expended to prove lack of infringement, it is not uncommon for companies in our industry to settle even potentially unmeritorious claims for very substantial amounts. Furthermore, the entities with whom we have or could have disputes or discussions include entities with extensive patent portfolios and substantial financial assets. These entities are actively engaged in programs to generate substantial revenues from their patent portfolios and are seeking or may seek significant payments or royalties from us and others in our industry.

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
•
obtain a royalty-bearing license to sell or use the relevant technology, and that license may not be available on reasonable terms or available at all;
•
pay damages;
•
redesign those products that use the disputed technology; or
•
face a ban on importation or exportation of our products into the United States or into another country.

In addition, our products include so-called “open-source” software. Open-source software is typically licensed for use at no initial charge but imposes on the user of the open-source software certain requirements to license to others both the open-source software as well as modifications to the open-source software under certain circumstances. Our use of open-source software subjects us to certain additional risks for the following reasons:

•
open-source license terms may be ambiguous and may result in unanticipated obligations regarding the licensing of our products and intellectual property;
•
open-source software cannot be protected under trade secret law;
•
suppliers of open-source software do not provide the warranty, support and liability protections typically provided by vendors who offer proprietary software; and
•
it may be difficult for us to accurately determine the developers of the open-source code and whether the acquired software infringes third-party intellectual property rights.

We believe even if we do not infringe the rights of others, we will incur significant expenses in the future due to defense of legal claims, disputes or licensing negotiations, though the amounts cannot be determined. These expenses could materially adversely affect our business, financial condition, and operating results.

We rely on the availability of third-party licenses.

Some of our products are designed to include software or other intellectual property, including open-source software, licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products. Further, the failure to comply with the terms of any license, including free open-source software, may result in our inability to continue to use such license, which could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

We are a U.S. multinational company subject to income tax as well as non-income-based taxes in various jurisdictions including Ireland, where we have an operating company supporting our business in most non-U.S. jurisdictions. Our income taxes are subject to volatility and could be adversely affected by a number of factors including earnings that are lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates, changes in tax laws and regulations and interpretations of those changes, expiration of or lapses in the research and development tax credit laws, changes in the valuation of our deferred tax assets and liabilities, transfer pricing adjustments related to our methods for valuing developed technology or intercompany arrangements, tax effects of nondeductible compensation, including stock-based compensation, a change in our decision to indefinitely reinvest certain foreign earnings, changes in accounting principles and imposition of withholding or other taxes on payments by subsidiaries or customers. In particular, there are many aspects of the U.S.’s One Big Beautiful Bill Act for which specific guidance is not yet available, and could impact us in unanticipated ways.

Determination of our worldwide tax liability involves significant judgment in the interpretation of applicable tax laws in the jurisdictions in which we do business. In the ordinary course of business, there are many transactions where the ultimate tax determination is uncertain. In addition, our intercompany relationships are, and will continue to be, subject to complex transfer pricing rules in every jurisdiction in which we operate and will be subject to challenge by tax authorities. Although we believe our tax estimates are reasonable, there is no assurance that the final determination of our income tax liability will not be materially different than what is reflected in our income tax provisions and accruals. Due to shifting economic and political conditions, tax rates and policies in the United States as well as international jurisdictions may be subject to significant change. The application and interpretation of such policy changes and underlying regulations, including taxation of earnings internationally, transfer pricing adjustments related to certain acquisitions, including the license of acquired intangibles under our cost sharing arrangement, Base Erosion and Anti-abuse Tax laws, Global Intangible Low-Tax Income (“GILTI”) laws, and the disallowance of tax deductions for certain expenses, as well as changes that may be enacted in the future, could materially impact our tax provision, cash tax liability and effective tax rate.

The Organization for Economic Co-operation and Development (“OECD”), an international association comprised of 38 countries including the U.S. and Ireland, has made changes to numerous long-standing tax principles in the form of its Pillar Two framework, which effectively imposes a minimum tax rate of 15% in each taxing jurisdiction globally. Many countries have adopted or are positioned to adopt portions or all of the proposed rules. Where enacted, the rules are effective for us in fiscal 2025. We have assessed the impact of Pillar Two to be immaterial to our overall tax provision for fiscal 2025, however, there can be no assurance that future adoption of these rules by associated countries, will not have a materially adverse impact on our provision for income taxes.

Many countries are also actively considering changes to existing tax laws and rates or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate the business including taxes on digital services, withholding taxes on royalties and taxes on intercompany service charges. We have assessed the impacts of these rules in the countries where we currently operate and do not currently anticipate a material impact to our tax liabilities, however, given the lack of statutory guidance and historical precedent, we can provide no assurance that our tax liabilities will not be materially impacted in the future under these or similar initiatives.

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

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts and information we process for or on behalf of our customers in the course of our business. We are therefore subject to certain laws, regulations and other requirements relating to the privacy, security, and handling of Personal Information either directly or where we are processing Personal Information for or on behalf of our customers or another third party. For example, the E.U.’s General Data Protection Regulation, and similar laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.

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

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security, and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations, or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Failure of our products to comply with evolving industry standards and complex government regulations may adversely impact our business.

If we do not comply with existing or evolving industry standards, certifications, and government regulations, we may not be able to sell our products where these standards, certifications, or regulations apply. The networking industry in which we compete is characterized by rapid changes in technology and customers' requirements and evolving industry standards. As a result, our success depends on:

•
the timely adoption and market acceptance of industry standards, and timely resolution of conflicting U.S. and international industry standards; and
•
our ability to influence the development of emerging industry standards and to introduce new and enhanced products that are compatible with such standards;
•
in some cases, on our ability to achieve and maintain certifications.

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

Customers are increasingly demanding that products are certified to external standards, such as those promulgated by the International Organization for Standardization (“ISO”).

If we do not comply with existing or evolving industry standards or government regulations, or achieve and maintain relevant certifications, we will not be able to sell our products where these standards or regulations apply or where such certifications are required, which may prevent us from sustaining our net revenues or achieving profitability.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of Extreme, which could decrease the value of our common stock.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors ("Board"). Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

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

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their Chief Executive Officers, Chief Financial Officers and directors for securities law violations. These laws, rules and regulations and the interpretation of these requirements are evolving, and we continue to evaluate current practices to maintain compliance, which may require investments that may have a material adverse impact on our business, financial condition, and operating results.

General

Natural or man-made disasters, climate change, acts of war or terrorism, pandemics, technological disruptions or other events beyond our control could disrupt our operations and harm our business, financial condition and operating results.

We have major offices in Morrisville, North Carolina; San Jose, California; Salem, New Hampshire; Bangalore, India; Markham, Canada; Shannon, Ireland; and Reading, United Kingdom. We have contract manufacturers located in Taiwan, Vietnam, and the Philippines. Historically, each location has been vulnerable to natural disasters and other risks, such as earthquakes, fires, floods, and severe storms, which could disrupt the local or even global economy, create power and communication disruptions, and pose physical risks to property belonging to us or our contract manufacturers. Global shipping could also be disrupted by such events, which would impede our ability to get product to our customers. Climate change may exacerbate the frequency or severity of some natural disasters.

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

The Audit Committee receives regular reports from our Chief Information Security Officer (“CISO”) regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential. The Chief Information and Customer Officer (“CICO”) and CISO periodically report to the full Board regarding cybersecurity risks and our cyber risk management program. Board members periodically receive presentations on cybersecurity topics from our CICO, our CISO, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CICO and our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CICO and CISO collectively have decades of IT and cybersecurity experience in technology companies, including significant experience in senior-level leadership roles. Additionally, our CISO holds Certified Information Security Manager and Certified in Risk and Information Systems Control certifications. Our CICO and CISO are assisted by a cross-functional Information Security Steering Committee.

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

In addition to our headquarters in Morrisville, we lease additional sites in the United States, including in Salem, New Hampshire and San Jose, California for research and development, sales and marketing and administrative purposes. Outside the United States, we also lease facilities in other geographic locations for research and development, sales and service personnel and administration, including other cities in the Americas, EMEA and APAC, such as Bangalore, India; Chennai, India; Markham, Canada; Reading, United Kingdom; Shannon, Ireland; and other locations.

As of June 30, 2025, we have an aggregate of approximately 0.5 million square feet of leased space with various expiration dates between fiscal year 2025 and fiscal 2033. We are continuously evaluating our leased locations. As leases expire, we analyze key metrics such as attendance and usage when determining whether to extend the lease, reduce the size of the facility or allow the lease to expire.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 9, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

Our shares of common stock trades on the Nasdaq Global Select Market and commenced trading on Nasdaq on April 9, 1999 under the symbol “EXTR”.

As of August 8, 2025, there were 146 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Certain information regarding our equity compensation plan(s) as required by Part II is incorporated by reference from our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our year ended June 30, 2025 Annual Meeting of Stockholders no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during the three months ended June 30, 2025 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(1)	Plans or Programs	(1) (2)
Beginning amount available to repurchase				$37,285
April 1, 2025 - April 30, 2025	—	$—	—	37,285
May 1, 2025 - May 31, 2025	798	15.65	798	24,793
June 1, 2025 - June 30, 2025	739	16.93	739	12,292
Total	1,537	$16.26	1,537
Authorization effective July 1, 2025(2)				$200,000

(1)
On May 18, 2022, the Company announced that its Board had authorized management to repurchase up to $200.0 million of its common stock over a three-year period commencing on July 1, 2022. Refer to Note 10, Stockholders’ Equity, in Notes to Consolidated Financial Statements included elsewhere in this Report for further information regarding the 2022 Share Repurchase Program. The 2022 Repurchase Program ended on June 30, 2025.
(2)
On February 18, 2025, the Company announced that its Board had authorized management to repurchase up to $200.00 million shares of the Company's common stock over a three-year period commencing July 1, 2025.

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

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and the NASDAQ US Benchmark Computer Hardware TR Index commencing July 1, 2020 and ending on June 30, 2025. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

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

Extreme is a leader in AI-powered cloud networking, focused on delivering simple and secure solutions that help businesses address challenges and enable connections among devices, applications, and users. We push the boundaries of technology, leveraging the powers of artificial intelligence, analytics, and automation and have industry leading support services. Tens of thousands of customers globally trust Extreme to drive value, foster innovation, and overcome extreme challenges. Extreme also designs, develops, and manufactures wired, wireless, and SD-WAN infrastructure equipment. Our Extreme Platform ONE solution, announced in December 2024 and made generally available in July 2025, is a technology platform that reduces the complexity for enterprises by seamlessly integrating networking, security and AI solutions into a single platform. AI-powered automation includes conversational, interactive and autonomous AI agents—to assist, advise and accelerate the productivity of networking, security and business teams—designed to reduce the time to complete complex tasks.

Our global footprint provides service to some of the world’s leading names in business across verticals such as large sports and entertainment venues, hospitality, retail, transportation and logistics, education, government, healthcare, manufacturing and service providers. We derive all our revenues from the sale of our networking equipment, software subscriptions, and related maintenance contracts.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2025” or “2025"; “fiscal 2024” or “2024”; “fiscal 2023” or “2023” represent the fiscal years ended, respectively.

Results of Operations

The following is a summary of our results of operations during the fiscal year ended June 30, 2025:

•
Net revenues of $1,140.1 million, increased 2.0% from fiscal 2024 net revenues of $1,117.2 million.
•
Product revenues of $704.5 million, increased 0.7% from fiscal 2024 product revenues of $699.3 million.
•
Subscription and support revenues of $435.6 million, increased 4.2% from fiscal 2024 subscription and support revenues of $417.9 million.
•
Total gross margin of 62.2% of net revenues in fiscal 2025, compared to 56.5% in fiscal 2024.
•
Operating income of $35.9 million in fiscal 2025, compared to operating loss of $65.2 million in fiscal 2024.
•
Net loss was $7.5 million in fiscal 2025, compared to net loss of $86.0 million in fiscal 2024.
•
Cash flow provided by operating activities of $152.0 million, compared to cash flow provided by operating activities of $55.5 million in fiscal 2024, an increase of $96.5 million. Cash and cash equivalents were $231.7 million as of June 30, 2025, an increase of $75.0 million, compared to $156.7 million at the end of fiscal 2024.

Net Revenues

The following table presents net product and subscription and support revenues for the fiscal years ended June 30, 2025, 2024 and 2023 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
Net revenues:
Product	$704,462	$699,257	$5,205	0.7%	$699,257	$932,454	$(233,197)	(25.0)%
Percentage of net revenues	61.8%	62.6%			62.6%	71.0%
Subscription and support	435,605	417,946	17,659	4.2%	417,946	380,000	37,946	10.0%
Percentage of net revenues	38.2%	37.4%			37.4%	29.0%
Total net revenues	$1,140,067	$1,117,203	$22,864	2.0%	$1,117,203	$1,312,454	$(195,251)	(14.9)%

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

Product revenues increased $5.2 million or 0.7% for the year ended June 30, 2025, compared to fiscal 2024. The product revenues increase for the year ended June 30, 2025 as compared to fiscal 2024 was primarily driven by higher bookings and shipments in the second half of fiscal 2025 than in the corresponding period in fiscal 2024 which was impacted by elongated sales cycles to end customers and lower channel sell-through caused by macroeconomic conditions.

Product revenues decreased $233.2 million or 25.0% for the year ended June 30, 2024, compared to fiscal 2023. The product revenues decrease for the year ended June 30, 2024 as compared to fiscal 2023 was primarily driven by lower bookings and shipments as well as elongated sales cycles to end customers and lower channel sell-through caused by easing of supply chain constraints and macroeconomic conditions

Subscription and support revenues increased $17.7 million or 4.2% for the year ended June 30, 2025, compared to fiscal 2024. The increase in subscription and support revenues was primarily due to increased adoption of our cloud network management solutions and continued growth in our subscription business.

Subscription and support revenues increased $37.9 million or 10.0% for the year ended June 30, 2024, compared to fiscal 2023. The increase in subscription and support revenues was primarily due to increased adoption of our cloud network management solutions, higher attachment rates of cloud support services on product sales, and continued growth in our subscription business.

We operate in three regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the total net revenues geographically for the fiscal years ended June 30, 2025, 2024 and 2023 (in thousands, except percentages):

	Year Ended				Year Ended
Net Revenues	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
Americas:
United States	$547,658	$581,141	$(33,483)	(5.8)%	$581,141	$572,927	$8,214	1.4%
Other	49,047	46,578	2,469	5.3%	46,578	84,108	(37,530)	(44.6)%
Total Americas	596,705	627,719	(31,014)	(4.9)%	627,719	657,035	(29,316)	(4.5)%
Percentage of net revenues	52.3%	56.2%			56.2%	50.1%
EMEA	451,649	$421,966	29,683	7.0%	421,966	559,669	(137,703)	(24.6)%
Percentage of net revenues	39.6%	37.8%			37.8%	42.6%
APAC	91,713	$67,518	24,195	35.8%	67,518	95,750	(28,232)	(29.5)%
Percentage of net revenues	8.1%	6.0%			6.0%	7.3%
Total net revenues	$1,140,067	$1,117,203	$22,864	2.0%	$1,117,203	$1,312,454	$(195,251)	(14.9)%

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and subscription and support revenues and the gross profit percentage of net revenues for the fiscal years ended June 30, 2025, 2024 and 2023 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
Gross profit:
Product	$403,631	$333,498	$70,133	21.0%	$333,498	$506,159	$(172,661)	(34.1)%
Percentage of product revenues	57.3%	47.7%			47.7%	54.3%
Subscription and support	305,496	297,333	8,163	2.7%	297,333	248,561	48,772	19.6%
Percentage of subscription and support revenues	70.1%	71.1%			71.1%	65.4%
Total gross profit	$709,127	$630,831	$78,296	12.4%	$630,831	$754,720	$(123,889)	(16.4)%
Percentage of net revenues	62.2%	56.5%			56.5%	57.5%

Cost of product revenues includes costs of materials, amounts paid to third-party contract manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, scrap, distribution, product certification, amortization of developed technology intangibles, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing. We conduct supply chain management, quality assurance, manufacturing, engineering, and document control at our facilities in San Jose, California, Salem, New Hampshire, Taiwan, Vietnam and the Philippines.

Product gross profit increased to $403.6 million for the year ended June 30, 2025, from $333.5 million in fiscal 2024, primarily due to higher product revenues as well as lower provisions for excess and obsolete inventory and lower warranty costs, partially offset by higher overhead and distribution costs related to increased purchases of inventory.

Product gross profit decreased to $333.5 million for the year ended June 30, 2024, from $506.2 million in fiscal 2023, primarily due to lower product revenues as well as an additional provision for excess and obsolete inventory and loss on supplier commitments of $64.5 million partially offset by lower amortization of intangibles due to certain intangibles being fully amortized, lower distribution costs due to easing of supply chain constraints, lower warranty reserves cost, and lower overhead costs. The increase in the provisions for excess and obsolete inventory and loss on supplier commitments during fiscal 2024 was primarily for certain of our older products which were scheduled to go end of sale during the Company’s fiscal year 2025 and for which excess of such inventories was beyond the demand forecast.

Our cost of subscription and support revenues consist primarily of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts as well as third-party professional services costs, data center costs and cloud hosting service costs.

Subscription and support gross profit increased to $305.5 million for the year ended June 30, 2025, from $297.3 million in fiscal 2024, primarily due to higher subscription revenues, partially offset by higher personnel costs and increased cloud service costs.

Subscription and support gross profit increased to $297.3 million for the year ended June 30, 2024, from $248.6 million in fiscal 2023, primarily due to higher subscription and support revenues and lower headcount partially offset by higher professional services fees and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the fiscal years ended June 30, 2025, 2024 and 2023 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2025	June 30, 2024	$ Change	% Change	June 30, 2024	June 30, 2023	$ Change	% Change
Research and development	$221,459	$211,931	$9,528	4.5%	$211,931	$214,270	$(2,339)	(1.1)%
Sales and marketing	327,563	345,802	(18,239)	(5.3)%	345,802	336,906	8,896	2.6%
General and administrative	139,621	99,938	39,683	39.7%	99,938	89,934	10,004	11.1%
Acquisition and integration costs	—	—	—	—	—	390	(390)	(100.0)%
Restructuring and related charges (benefits)	1,492	36,321	(34,829)	(95.9)%	36,321	2,860	33,461	1,170.0%
Amortization of intangible assets	2,043	2,041	2	0.1%	2,041	2,047	(6)	(0.3)%
Total operating expenses	$692,178	$696,033	$(3,855)	(.6)%	$696,033	$646,407	$49,626	7.7%

The following table highlights our operating expenses and operating income as a percentage of net revenues for the fiscal years ended June 30, 2025, 2024 and 2023:

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Research and development	19.4%	19.0%	16.3%
Sales and marketing	28.7%	31.0%	25.7%
General and administrative	12.2%	8.9%	6.9%
Acquisition and integration costs	—	—	—
Restructuring and related charges (benefits)	0.1%	3.3%	0.2%
Amortization of intangible assets	0.2%	0.2%	0.2%
Total operating expenses	60.7%	62.3%	49.2%
Operating income (loss)	1.5%	(5.8)%	8.3%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which includes compensation, benefits and stock-based compensation), consultant fees and engineering expenses related to the design, development, and testing of our products.

Research and development expenses increased by $9.5 million or 4.5% for the year ended June 30, 2025 as compared to fiscal 2024, primarily due to a $10.5 million increase in personnel costs due to increased compensation and benefits costs, a $2.9 million increase in other costs primarily related to software costs, professional service fees, non-recurring engineering project costs and travel costs and a $2.6 million increase in information technology costs, offset by a $6.5 million decrease in contractor costs.

Research and development expenses decreased by $2.3 million or 1.1% for the year ended June 30, 2024 as compared to fiscal 2023, primarily due to a $2.8 million decrease in personnel costs due to lower compensation and benefits costs and a $2.9 million decrease in non-recurring engineering project costs, offset by a $3.4 million increase in contractor costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs (which includes compensation, benefits and stock-based compensation) and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses decreased by $18.2 million or 5.3% for the year ended June 30, 2025, as compared to fiscal 2024, primarily due to a $9.8 million decrease in personnel costs due to lower head count, a $3.1 million decrease in contractor costs and professional fees, a $2.6 million decrease in information technology and facilities costs, a $2.3 million decrease in travel costs, and $0.4 million in other expenses primarily related to lower depreciation expense.

Sales and marketing expenses increased by $8.9 million or 2.6% for the year ended June 30, 2024, as compared to fiscal 2023, primarily due to a $1.5 million increase in personnel costs due to higher salaries and benefits costs, a $7.2 million increase in sales promotions and marketing related expenses, and a $1.2 million increase in professional fees, offset by a $1.0 million decrease in other costs primarily related to contractor costs and travel costs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which includes compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses increased by $39.7 million or 39.7% for the year ended June 30, 2025, as compared to fiscal 2024, primarily due to a $16.3 million increase in system transition costs, a $6.8 million increase in personnel costs due to higher compensation and benefits costs, a $24.2 million increase in expense for legal costs related to litigation matters and a $1.5 million increase in other costs primarily related to third-party licensing fees, information technology and travel costs, partially offset by a $5.2 million decrease in professional service fees and a $4.0 million decrease in depreciation expense.

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

Restructuring and Related Charges

During the fiscal years ended June 30, 2025, 2024 and 2023, we recorded restructuring and related charges of $1.5 million, $36.3 million and $2.9 million, respectively.

Fiscal year 2025

During fiscal 2025, the Company recorded $1.5 million of restructuring charges which were primarily related to severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q2 2024 Plan” and “Q3 2024 Plan”, each as described in Note 14, Restructuring and Related Charges, in Notes to the Consolidated Financial Statements included elsewhere in this Report.

Fiscal year 2024

During fiscal 2024, the Company recorded $36.3 million of restructuring charges which were primarily related to severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q1 2024 Plan”, “Q2 2024 Plan”, and “Q3 2024 Plan”, each as described in Note 14, Restructuring and Related Charges, in Notes to the Consolidated Financial Statements included elsewhere in this Report.

Fiscal year 2023

During fiscal 2023, the Company recorded $2.9 million of restructuring charges which was primarily comprised of $2.0 million of facility related charges related to our previously impaired facilities and $0.9 million in charges associated with our restructuring plan initiated in the third quarter of fiscal 2023 to transform our business and facilities infrastructure.

Amortization of Intangible Assets

We recorded $2.0 million of amortization expense for each of the fiscal years ended June 30, 2025, 2024 and 2023 in operating expenses primarily for certain intangibles related to previous acquisitions. There were no acquisitions or impairments of intangible assets during fiscal years 2025, 2024 or 2023.

Interest Income

Interest income was $4.3 million, $4.6 million and $3.2 million in fiscal years ended June 30, 2025, 2024 and 2023, respectively. The decrease in interest income in the fiscal year ended June 30, 2025 as compared to fiscal 2024 was primarily driven by lower interest earned on cash deposits. The increase in interest income in the fiscal year ended June 30, 2024 as compared to fiscal 2023 was primarily driven by higher interest earned on cash deposits.

Interest Expense

We recorded $15.9 million, $17.0 million, and $17.4 million of interest expense for fiscal years ended June 30, 2025, 2024 and 2023, respectively. The decrease in interest expense in fiscal year ended June 30, 2025 as compared to fiscal 2024 was primarily driven by lower interest rates on lower outstanding balances under the 2023 Credit Agreement. The decrease in interest expense in fiscal year ended June 30, 2024 as compared to fiscal 2023 was primarily driven by lower carrying balances under the 2023 Credit Agreement.

Other Income (Expense), net

We had other expense, net of $1.1 million and other income, net of less than $0.1 million and $0.1 million in fiscal years ended June 30, 2025, 2024 and 2023, respectively. The other income (expense), net for fiscal years ended June 30, 2025, 2024 and 2023 was primarily due to foreign exchange gains or losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of (i) GILTI, (ii) the full valuation of our deferred tax assets in the U.S. and certain foreign jurisdictions, (iii) foreign income taxes of our international subsidiaries, and (iv) U.S. state taxes. For the fiscal years ended June 30, 2025, 2024 and 2023, we recorded income tax provisions of $11.7 million, $8.5 million, and $16.0 million respectively.

For fiscal 2025, 2024 and 2023, our tax provision is primarily related to (i) taxes on our foreign operations, including foreign withholding taxes remitted to foreign tax authorities by customers on our behalf, (ii) US federal taxes resulting from our US operations, (iii) tax expense related to the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business and (iv) state taxes in states where we have exhausted available Net Operating Losses or are subject to certain franchise taxes qualifying as income tax under the relevant tax accounting guidance.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and for further explanation of our provisions for income taxes, see Note 15, Income Taxes, in Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition

We derive the majority of our revenue from sales of our networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for the products we offer. We sell our products and SaaS and maintenance contracts direct to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock our products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell primarily to end-users. Products and services may be sold separately or in bundled packages.

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

Liquidity and Capital Resources

The following summarizes information regarding our cash and cash equivalents (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$231,745	$156,699

As of June 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $231.7 million, accounts receivable, net of $126.7 million and available borrowings under our five-year 2023 Revolving Facility (as defined below) of $135.8 million. We anticipate our principal uses of cash and cash equivalents for fiscal 2026 will be purchases of finished goods inventory from our contract manufacturers, payroll, share repurchases, payments under debt obligations and related interest, payments under lease obligations, payments for litigation settlement, purchases of property and equipment and other operating expenses related to the development and marketing of our products. We believe that our existing cash and cash equivalents, cash flows from operations, and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months. We are not currently aware of any material cash requirements beyond the next 12 months other than those described above for fiscal 2025 and our known contractual obligations. See the section titled “Contractual Obligations” below.

On February 18, 2025, we announced that our Board had authorized management to repurchase up to $200.0 million shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). As of June 30, 2025, the 2022 Repurchase Program expired. Under these repurchase programs, purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2025 Repurchase Program does not obligate us to acquire any shares of our common stock, and they may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the year ended June 30, 2025, we repurchased a total of approximately 2.4 million shares of our common stock on the open market at a total cost of $38.0 million with an average price of $15.89 per share under the 2022 Repurchase Program.

On August 9, 2019, we entered into an Amended and Restated Credit Agreement (the “2019 Credit Agreement”), by and among Extreme, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders.

On June 22, 2023, we entered into the Second Amended and Restated Credit Agreement (the “2023 Credit Agreement) by and among Extreme, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “Term Facility”), ii) a $150.0 million five-year revolving credit facility (the “Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million plus an unlimited amount that is subject to pro forma compliance with a specified Consolidated Leverage Ratio tests. We may use proceeds of the loans for working capital and general corporate purposes.

At our election, the initial term loan (the “Initial Term Loan”) under the 2023 Credit Agreement may be made as either a base rate loan or a Secured Overnight Financing Data Rate (“SOFR loan”). The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s Consolidated Leverage Ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum. The Company also agrees to pay other closing fees, arrangement fees, and administration fees.

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

As of the year ended June 30, 2025, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows for the fiscal years ended June 30, 2025, 2024 and 2023 (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Net cash provided by operating activities	$152,031	$55,486	$249,212
Net cash used in investing activities	(24,713)	(18,121)	(13,800)
Net cash used in financing activities	(52,586)	(114,978)	(194,783)
Foreign currency effect on cash and cash equivalents	314	(514)	(325)
Net increase (decrease) in cash and cash equivalents	$75,046	$(78,127)	$40,304

Cash and cash equivalents were $231.7 million at June 30, 2025, representing a increase of $75.0 million from $156.7 million at June 30, 2024. This increase was primarily due to cash provided by operating activities of $152.0 million, offset by cash used in financing activities of $52.6 million mainly as a result of payments for borrowings under the Amended Credit Agreement and share repurchases as well as cash used in investing activities of $24.7 million primarily for the purchase of property and equipment.

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

Net Cash Provided by Operating Activities

Cash provided by operating activities during the fiscal year ended June 30, 2025 was $152.0 million. Factors contributing to cash provided by operating activities were the net loss of $7.5 million and non-cash expenses of $118.1 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in inventories and increases in accounts payable, accrued compensation and benefits, deferred revenue and other accrued liabilities. This was partially offset by increases in net accounts receivable and prepaid expenses and other assets, and a decrease in operating lease liabilities.

Cash provided by operating activities during the fiscal year ended June 30, 2024 was $55.5 million. Factors contributing to cash provided by operating activities were the net loss of $86.0 million and non-cash expenses of $187.6 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in account receivable and increases in deferred revenue and other current liabilities. These amounts were partially offset by increases in inventories and prepaid expenses and other assets and decreases in accounts payable, accrued compensation and benefits, and operating lease liabilities.

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

Net Cash Used in Investing Activities

Cash used in investing activities during the fiscal year ended June 30, 2025 was $24.7 million for the purchases of property and equipment.

Cash used in investing activities during the fiscal year ended June 30, 2024 was $18.1 million for the purchases of property and equipment.

Cash used in investing activities during the fiscal year ended June 30, 2023 was $13.8 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash used in financing activities during the fiscal year ended June 30, 2025 was $52.6 million due primarily to share repurchases of $38.0 million, debt repayments of $10.0 million and $3.9 million in payments for taxes on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and through the exercise of stock options.

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

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in 2025, primarily due to changes in exchange rates between the U.S. Dollar and particularly the Indian Rupee, U.K. Pound, and the Euro.

Contractual Obligations

As of June 30, 2025, we have contractual obligations for debt obligations, purchase obligations, lease obligations and other obligations.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of June 30, 2025, we have $180.0 million of debt outstanding which is payable in quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of June 30, 2025, we have non-cancelable commitments to purchase $45.4 million of inventory. See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of June 30, 2025, the value of our obligations under operating leases was $53.2 million. See Note 8, Leases, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our lease obligations.

We have contractual commitments with our suppliers which represent commitments for future services. As of June 30, 2025, we have contractual commitments of $17.2 million that are due through our fiscal year 2027.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We do not have any material commitments for capital expenditures as of June 30, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial debt and foreign currencies. As of June 30, 2025, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. As of June 30, 2025, we had $180.0 million of debt outstanding, all of which was from the Amended Credit Agreement. Through the end of our fiscal year 2025, the average daily outstanding amount was $192.7 million with a high of $217.5 million and a low of $180.0 million. As of June 30, 2025 we have not entered into any derivative instruments to hedge the impact of the changes in variable interest rates under our Amended Credit Agreement.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2025, on the outstanding borrowings under the Amended Credit Agreement as of June 30, 2025, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of June 30, 2025	100 bps	50 bps
Debt	$(1,927)	$(964)	$192,706	$1,927	$964

* Underlying interest rate was 6.43% as of June 30, 2025.

Exchange Rate Sensitivity

A majority of our sales and our expenses are denominated in U.S. Dollars. While we conduct sale transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of June 30, 2025 and June 30, 2024, foreign exchange forward currency contracts not designated as hedging instruments had the total notional principal amounts of $57.2 million and $31.3 million, respectively. Changes in the fair value of derivatives are recognized in "other income (expense), net." For the fiscal years ended June 30, 2025, 2024, and 2023, the consolidated statements of operations included net gains of $1.0 million, net losses of $0.3 million, and net losses of $0.4 million, respectively from these contracts. There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2025 and 2024.

For the fiscal year ended June 30, 2025, 2024 and 2023 the Company recognized foreign currency transaction net losses of $1.8 million, net gains of $0.6 million and net gains of $0.8 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 18, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Customer Rebates Determined to be Variable Consideration

As described further in Note 3 to the consolidated financial statements, sales to stocking distributors are made under terms allowing certain price adjustments in the form of rebates. Frequently, distributors need to sell at a price lower than the contractual distribution price in order to win business and submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its end customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these customer rebates to be variable consideration. Such price adjustments are estimated based on an analysis of historical claims at the distributor level.

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

Our audit procedures related to the customer rebates determined to be variable consideration included the following, among others:

•
Tested the design and operating effectiveness of controls over the Company’s estimation of variable consideration for stocking distributor rebates, including:
o
Historical actual rebate claims
o
Estimates of future rebate claims
o
End customer pricing
o
Channel inventory
•
Identified sources of data and factors that management used in forming the assumptions, and considered whether such data and factors are relevant, reliable, and sufficient.
•
Evaluated potential contrary evidence, including the historical accuracy of management’s estimates by comparing the estimated reserve rate to the actual reserve rate in subsequent periods.
•
Confirmed inventory held in the channel with a sample of stocking distributors.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

August 18, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2025, and our report dated August 18, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

San Francisco, California

August 18, 2025

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$231,745	$156,699
Accounts receivable, net	126,708	89,518
Inventories	102,578	141,032
Prepaid expenses and other current assets	74,265	79,677
Total current assets	535,296	466,926
Property and equipment, net	44,366	43,744
Operating lease right-of-use assets, net	38,655	44,145
Goodwill	399,574	393,709
Intangible assets, net	6,541	10,613
Other assets	128,786	83,457
Total assets	$1,153,218	$1,042,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,939	$51,423
Accrued compensation and benefits	62,895	42,064
Accrued warranty	9,684	10,942
Current portion of deferred revenue	325,078	306,114
Current portion of long-term debt, net of unamortized debt issuance costs of $729 and $674, respectively	14,271	9,326
Current portion of operating lease liabilities	11,456	10,547
Other accrued liabilities	100,552	87,172
Total current liabilities	587,875	517,588
Deferred revenue, less current portion	292,415	268,909
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,276 and $1,735, respectively	163,724	178,265
Operating lease liabilities, less current portion	33,991	41,466
Deferred income taxes	7,033	7,978
Other long-term liabilities	2,596	3,106
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 152,673 and 148,503 shares issued, respectively; 132,064 and 130,284 shares outstanding, respectively	153	149
Additional paid-in-capital	1,298,791	1,220,379
Accumulated other comprehensive loss	(8,137)	(15,483)
Accumulated deficit	(949,429)	(941,962)
Treasury stock at cost, 20,609 and 18,219 shares, respectively	(275,794)	(237,801)
Total stockholders’ equity	65,584	25,282
Total liabilities and stockholders’ equity	$1,153,218	$1,042,594

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023

Net revenues:
Product	$704,462	$699,257	$932,454
Subscription and support	435,605	417,946	380,000
Total net revenues	1,140,067	1,117,203	1,312,454
Cost of revenues:
Product	300,831	365,759	426,295
Subscription and support	130,109	120,613	131,439
Total cost of revenues	430,940	486,372	557,734
Gross profit:
Product	403,631	333,498	506,159
Subscription and support	305,496	297,333	248,561
Total gross profit	709,127	630,831	754,720
Operating expenses:
Research and development	221,459	211,931	214,270
Sales and marketing	327,563	345,802	336,906
General and administrative	139,621	99,938	89,934
Acquisition and integration costs	—	—	390
Restructuring and related charges	1,492	36,321	2,860
Amortization of intangible assets	2,043	2,041	2,047
Total operating expenses	692,178	696,033	646,407
Operating income (loss)	16,949	(65,202)	108,313
Interest income	4,313	4,556	3,155
Interest expense	(15,928)	(16,986)	(17,385)
Other income (expense), net	(1,061)	133	23
Income (loss) before income taxes	4,273	(77,499)	94,106
Provision for income taxes	11,740	8,465	16,032
Net income (loss)	$(7,467)	$(85,964)	$78,074

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$(0.06)	$(0.66)	$0.60
Net income (loss) per share – diluted	$(0.06)	$(0.66)	$0.58

Shares used in per share calculation – basic	132,331	129,288	129,473
Shares used in per share calculation – diluted	132,331	129,288	133,649

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Net income (loss)	$(7,467)	$(85,964)	$78,074
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Change in unrealized gains and losses on interest rate swaps	—	—	344
Reclassification adjustment related to interest rate swaps	—	—	(1,658)
Net change from derivatives designated as hedging instruments	—	—	(1,314)
Net change in foreign currency translation adjustments	7,346	(2,291)	(8,823)
Other comprehensive income (loss):	7,346	(2,291)	(10,137)
Total comprehensive income (loss)	$(121)	$(88,255)	$67,937

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2022	139,742	$140	$1,115,416	$(3,055)	(10,479)	$(88,086)	$(934,072)	$90,343
Net income	—	—	—	—	—	—	78,074	78,074
Other comprehensive loss	—	—	—	(10,137)	—	—	—	(10,137)
Issuance of common stock from equity incentive plans, net of tax withholding	3,887	4	(5,144)	—	—	—	—	(5,140)
Share-based compensation	—	—	63,472	—	—	—	—	63,472
Repurchase of stock	—	—	—	—	(5,375)	(99,860)	—	(99,860)
Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net loss	—	—	—	—	—	—	(85,964)	(85,964)
Other comprehensive loss	—	—	—	(2,291)	—	—	—	(2,291)
Issuance of common stock from equity incentive plans, net of tax withholding	4,874	5	(30,128)	—	—	—	—	(30,123)
Share-based compensation	—	—	76,763	—	—	—	—	76,763
Repurchase of stock	—	—	—	—	(2,365)	(49,855)	—	(49,855)
Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net loss	—	—	—	—	—	—	(7,467)	(7,467)
Other comprehensive income	—	—	—	7,346	—	—	—	7,346
Issuance of common stock from equity incentive plans, net of tax withholding	4,170	4	(3,902)	—	—	—	—	(3,898)
Share-based compensation	—	—	82,314	—	—	—	—	82,314
Repurchase of stock	—	—	—	—	(2,390)	(37,993)	—	(37,993)
Balance at June 30, 2025	152,673	$153	$1,298,791	$(8,137)	(20,609)	$(275,794)	$(949,429)	$65,584

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income (loss)	$(7,467)	$(85,964)	$78,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,704	24,134	19,888
Amortization of intangible assets	4,514	5,313	14,988
Reduction in carrying amount of right-of-use asset	9,887	11,455	12,248
Provision for credit losses	157	210	459
Share-based compensation	82,314	76,763	63,472
Deferred income taxes	(820)	80	407
Provision for excess and obsolete inventory	2,618	71,068	7,305
Non-cash interest expense	1,214	1,060	1,145
Other	3,532	(2,496)	(8,056)
Changes in operating assets and liabilities:
Accounts receivable, net	(37,347)	92,316	1,593
Inventories	27,181	(116,434)	(49,132)
Prepaid expenses and other assets	(23,118)	(21,212)	(1,368)
Accounts payable	12,709	(48,012)	14,733
Accrued compensation and benefits	18,685	(29,136)	17,137
Operating lease liabilities	(11,056)	(11,528)	(15,219)
Deferred revenue	37,722	76,240	90,102
Other current and long-term liabilities	16,602	11,629	1,436
Net cash provided by operating activities	152,031	55,486	249,212
Cash flows from investing activities:
Capital expenditures for property, equipment and capitalized software development costs	(24,713)	(18,121)	(13,800)
Net cash used in investing activities	(24,713)	(18,121)	(13,800)
Cash flows from financing activities:
Borrowings under revolving facility	—	30,000	25,000
Payments on revolving facility	—	(55,000)	—
Payments on debt obligations	(10,000)	(10,000)	(108,625)
Payments on debt financing costs	(695)	—	—
Loan fees on borrowings	—	—	(3,158)
Repurchase of common stock	(37,993)	(49,855)	(99,860)
Payments for tax withholdings, net of proceeds from issuance of common stock	(3,898)	(30,123)	(5,140)
Deferred payments on an acquisition	—	—	(3,000)
Net cash used in financing activities	(52,586)	(114,978)	(194,783)
Foreign currency effect on cash and cash equivalents	314	(514)	(325)
Net increase (decrease) in cash and cash equivalents	75,046	(78,127)	40,304

Cash and cash equivalents at beginning of period	156,699	234,826	194,522
Cash and cash equivalents at end of period	$231,745	$156,699	$234,826

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,747	$14,691	$13,093
Cash paid for taxes, net	$4,067	$15,613	$12,003
Non-cash investing activities:
Unpaid capital expenditures	$1,326	$4,084	$2,250

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2025” or “ 2025”; “fiscal 2024” or “2024”; “fiscal 2023” or “2023” represent the fiscal years ending, respectively.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company derives revenues primarily from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services, and training for the products. The Company recognizes revenues when control of promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

Allowance for Product Returns

The Company maintains estimates for product returns based on its historical returns, analysis of credit memos and its return policies. The allowance includes the estimates for product allowances from end customers as well as stock rotations and other returns from the Company’s stocking distributors. The allowance for product returns is shown as a reduction of accounts receivable as there is a contractual right of offset and returns are applied to accounts receivable balances outstanding as of the balance sheet date. There have not been material changes to the estimated product returns for any periods presented.

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

(b) Leases

The Company leases facilities, equipment and vehicles under operating leases that expire on various dates through fiscal 2033. The Company determines if an arrangement is a lease at inception. Management evaluates the classification of leases at commencement date and as necessary, at modification. In general, lease arrangements exceeding a twelve-month term, are recognized as ROU assets with associated operating lease liabilities on the consolidated balance sheets.

ROU assets under the Company’s operating leases represent the Company’s right to use an underlying asset over the lease term. Operating lease liabilities represent the Company’s obligation to make payments arising from the lease. The ROU asset is reduced over a straight-line or other systematic basis representative of the pattern in which the Company expects to consume the ROU assets’ future economic benefits. The ROU assets are also adjusted for leasehold improvements paid by the lessor, lease incentives, and asset impairments, among other things.

See Note 8, Leases, for further discussion.

(c) Capitalized Software Development Costs

Software to be Marketed, Leased, or Sold

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal-Use Software

The Company capitalizes costs associated with internal-use software applications and systems during the application development stage. Such capitalized costs include external direct costs incurred in developing or obtaining software applications and payroll and payroll-related costs for employees, who are directly associated with the development of the application. The Company includes such internal-use software costs in the software category in property and equipment and amortizes these costs on a straight-line basis over an estimated useful life of three to seven years. The Company capitalized approximately $10.2 million in software development costs for the fiscal year ended June 30, 2025. The software development costs that the Company capitalized for the fiscal years ended June 30, 2024 and 2023 were not material.

Cloud Computing Software Implementation Costs

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and reported as a component of prepaid expenses and other current assets, and other assets. Once available for their intended use, these costs are amortized on a straight-line basis over their respective contract service periods, including periods covered by any reasonably probable options to extend, ranging from three to seven years. The Company capitalized approximately $39.6 million cloud computing implementation costs for the fiscal years ended June 30, 2025. Capitalized cloud computing implementation costs for the fiscal year ended June 30, 2024 and 2023 were not material.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

Deferred revenue represents amounts for (i) deferred subscription and support, and (ii) other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

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

Stock-based Compensation

The Company recognizes compensation expense related to stock-based awards, including stock options, restricted stock units (“RSUs”) under the 2013 Equity Incentive Plan and employee stock purchases related to its 2014 Employee Stock Purchase Plan (the “2014 ESPP”), based on the estimated fair value of the award on the grant date, over the requisite service period. The Company accounts for forfeitures as they occur. The Company calculates the fair value of stock options and stock purchase options using the Black-Scholes-Merton option valuation model. The fair value of RSUs is based on the closing stock price of the Company’s common stock on the grant date.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses were immaterial in fiscal years 2025, 2024 and 2023.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes. For additional discussion, see Note 15, Income Taxes.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. All disclosure requirements of ASU 2023-07 are required for entities

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company has adopted this standard for the fiscal year 2025 annual consolidated financial statements and has applied this standard retrospectively for all prior periods presented in the consolidated financial statements. See Note 12, Information about Segments and Geographic Areas, for further information.

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

3. Revenues

Revenue Recognition

The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, SaaS and maintenance contracts to customers and to partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock its products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell primarily to end-users. Products and subscription and support may be sold separately or in bundled packages.

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

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment for product sales. Revenues from SaaS and maintenance contracts are recognized over time as the Company’s performance obligations are satisfied. This is typically the contractual service period, which generally ranges from one to five years. For product sales to value-added resellers of the Company, non-stocking distributors and end-user customers, the Company generally does not grant return privileges, except for defective products during the warranty period, nor does the Company grant pricing credits. Sales taxes collected from customers are excluded from revenues. Shipping costs are included in cost of product revenues. Sales incentives and other programs that the Company may make available to these customers are considered to be a form of variable consideration and the Company maintains estimated accruals and allowances using the historical actuals. There were no material changes in the current period to the estimated transaction price for performance obligations which were satisfied or partially satisfied during previous periods.

Sales to stocking distributors are made under terms allowing certain price adjustments and limited rights of return (known as “stock rotation”) of the Company’s products held in their inventory. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotations are variable consideration and are estimated based on historical return rates and estimates provided by the distributors. Additionally, distributors often need to sell at a price lower than the contractual distribution price in order to win business and will submit rebate requests for the Company’s pre-approval prior to selling the product to a customer at the discounted price. At the time the distributor invoices its end customer or soon thereafter, the distributor submits a rebate claim to the Company to adjust the distributor’s cost from the contractual price to the pre-approved lower price. After the Company verifies that the claim was pre-approved, a credit memo is issued to the distributor for the rebate claim. In determining the transaction price, the Company considers these customer rebates to be variable consideration. Such price adjustments are estimated based on an analysis of historical

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims at the distributor level. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Certain of the Company’s contracts have multiple performance obligations, as the promise to transfer individual goods or services is separately identifiable from other promises in the contracts and, therefore, is distinct. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which the Company separately sells these products. For items that are not sold separately, the Company estimates the stand-alone selling prices using other observable inputs.

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

At June 30, 2025, the Company had $617.5 million of remaining performance obligations, which are primarily comprised of deferred subscription and deferred support revenues. The Company expects to recognize approximately 53% of this deferred revenue amount as revenue in fiscal 2026, an additional 23% in fiscal 2027 and the remaining 24% of the balance thereafter.

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

The Company's total deferred revenue balances at June 30, 2025, 2024 and 2023 were $617.5 million, $575.0 million, and $501.5 million, respectively. Revenue recognized for the years ended June 30, 2025, 2024 and 2023, that was included in the deferred revenue balance at the beginning of each period was $296.3 million, $275.7 million, and $232.9 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $26.9 million and $24.7 million at June 30, 2025 and 2024, respectively. Capitalized commissions are included within the “Other assets” in the consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations. Amortization recognized during the years ended June 30, 2025, 2024 and 2023 was $12.5 million, $10.9 million and $9.1 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Disaggregation of Revenues: The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following tables set forth the Company’s net revenues disaggregated by geographic region based on the billing addresses of its customers (in thousands):

	Year Ended
Net Revenues	June 30, 2025	June 30, 2024	June 30, 2023
Americas:
United States	$547,658	$581,141	$572,927
Other	49,047	46,578	84,108
Total Americas	596,705	627,719	657,035
EMEA	451,649	421,966	559,669
APAC	91,713	67,518	95,750
Total net revenues	$1,140,067	$1,117,203	$1,312,454

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended June 30, 2025, 2024 and 2023, the Company generated 11%, 11% and 13%, respectively, of its revenue from the Netherlands. No other foreign country accounted for 10% or more of the Company’s net revenue for the years ended June 30, 2025, 2024 and 2023.

Concentrations

The Company may be subject to concentration of credit risk as a result of certain financial instruments consisting of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues:

		Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Jenne, Inc.	18%	22%	15%
Westcon Group, Inc.	18%	16%	20%
TD Synnex Corporation	18%	21%	18%

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable, as of June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
Jenne, Inc.	22%	64%
Ericsson Inc.	11%	*
ScanSource, Inc.	*	11%
* Less than 10% of accounts receivable

4. Balance Sheet Components

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in thousands):

	June 30, 2025	June 30, 2024
Cash	$225,656	$153,483
Cash equivalents	6,089	3,216
Total cash and cash equivalents	$231,745	$156,699

Accounts Receivable, Net

The following table summarizes the Company's accounts receivable (in thousands):

	June 30, 2025	June 30, 2024
Accounts receivable	$327,067	$327,859
Customer rebates	(176,002)	(185,090)
Allowance for credit losses	(691)	(915)
Allowance for product returns	(23,666)	(52,336)
Accounts receivable, net	$126,708	$89,518

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company's allowance for credit losses (in thousands):

Description	Balance at beginning of period	Provision for expected credit losses	Deductions (1)	Balance at end of period
Year Ended June 30, 2025:
Allowance for credit losses	$915	$157	$(381)	$691
Year Ended June 30, 2024:
Allowance for credit losses	$882	$210	$(177)	$915
Year Ended June 30, 2023:
Allowance for credit losses	$695	$464	$(277)	$882
(1)
Uncollectible accounts written off, net of recoveries.

The following table summarizes the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2025:
Allowance for product returns	$52,336	$23,716	$(52,386)	$23,666
Year Ended June 30, 2024:
Allowance for product returns	$35,125	$149,161	$(131,950)	$52,336
Year Ended June 30, 2023:
Allowance for product returns	$20,033	$104,028	$(88,936)	$35,125

Inventories

The following table summarizes the Company’s inventory by category (in thousands):

	June 30, 2025	June 30, 2024
Finished goods	$57,770	$115,813
Raw materials	44,808	25,219
Total inventories	$102,578	$141,032

Property and Equipment, Net

The following table summarizes the Company’s property and equipment by category (in thousands):

	June 30, 2025	June 30, 2024
Computers and equipment	$80,782	$77,224
Software	62,089	60,717
Office equipment, furniture and fixtures	8,031	8,134
Leasehold improvements	47,962	47,880
Total property and equipment	198,864	193,955
Less: accumulated depreciation and amortization	(154,498)	(150,211)
Property and equipment, net	$44,366	$43,744

The Company recognized depreciation expense of $14.5 million, $23.9 million and $19.5 million related to property and equipment during the years ended June 30, 2025, 2024 and 2023, respectively. The Company recognized depreciation expense of $23.9 million during the fiscal year ended June 30, 2024, of which $5.9 million was recorded as restructuring and related charges in the consolidated statement of operations. Refer to Note 14, Restructuring and Related Charges, for further discussion.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Revenue

The following table summarizes the Company's contract liabilities which are shown as deferred revenue (in thousands):

	June 30, 2025	June 30, 2024
Deferred subscription and support	$603,363	$554,661
Other deferred revenue	14,130	20,362
Total deferred revenue	$617,493	$575,023
Less: current portion	$325,078	$306,114
Non-current deferred revenue	$292,415	$268,909

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Balance at beginning of period	$10,942	$12,322	$10,852
New warranties issued	11,540	13,010	15,463
Warranty expenditures	(12,798)	(14,390)	(13,993)
Balance at end of period	$9,684	$10,942	$12,322

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$6,089	$—	$6,089
Foreign currency derivatives	—	298	—	298
Total assets measured at fair value	$—	$6,387	$—	$6,387
Liabilities
Foreign currency derivatives	$—	$11	$—	$11
Total liabilities measured at fair value	$—	$11	$—	$11

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$3,216	$—	$3,216
Foreign currency derivatives	—	18	—	18
Total assets measured at fair value	$—	$3,234	$—	$3,234
Liabilities
Foreign currency derivatives	$—	$71	$—	$71
Total liabilities measured at fair value	$—	$71	$—	$71

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

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

As of June 30, 2025 and June 30, 2024 the Company had investment in certificates of deposit of $6.1 million and $3.2 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of June 30, 2025 and June 30, 2024, their fair value approximated their amortized cost.

As of June 30, 2025 and June 30, 2024, foreign exchange forward currency contracts not designated as hedging instruments had total notional principal amounts of $57.2 million and $31.3 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other income (expense), net” in the consolidated statements of operations. For the years ended June 30, 2025, 2024 and 2023 the consolidated statements of operations included net gains of $1.0 million, net losses of $0.3 million, and net losses of $0.4 million, respectively from these contracts. There were no outstanding foreign exchange forward contracts that were designated as hedging instruments at June 30, 2025 and 2024. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the Amended Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the Amended Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $180.0 million and $190.0 million as of June 30, 2025 and 2024, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. As of June 30, 2025 and June 30, 2024 the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended June 30, 2025 and 2024. There were no impairments recorded during the years ended June 30, 2025, 2024, or 2023.

6. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2025	June 30, 2024
Balance at beginning of period	$393,709	$394,755
Foreign currency translation	5,865	(1,046)
Balance at end of period	$399,574	$393,709

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2025
Developed technology	3.0 years	$170,480	$165,908	$4,572
Customer relationships	1.0 years	64,824	62,961	1,863
Trade names	0.0 years	10,700	10,700	—
License agreements	1.4 years	1,282	1,176	106
Total intangible assets, net*		$247,286	$240,745	$6,541
* The carrying amount of foreign intangible assets are affected by foreign currency translation

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2024
Developed technology	3.0 years	$169,247	$162,708	$6,539
Customer relationships	2.0 years	64,671	60,776	3,896
Trade names	0.0 years	10,700	10,700	—
License agreements	2.4 years	1,282	1,104	178
Total intangible assets, net*		$245,901	$235,288	$10,613
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Amortization of intangible assets in “Total cost of revenues”	$2,471	$3,272	$12,941
Amortization of intangible assets in “Total operating expenses”	2,043	2,041	2,047
Total amortization expense	$4,514	$5,313	$14,988

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2026	$3,391
2027	1,520
2028	1,349
2029	281
Total	$6,541

7. Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2025	June 30, 2024
Current portion of long-term debt:
Term Loan	$15,000	$10,000
Less: unamortized debt issuance costs	(729)	(674)
Current portion of long-term debt	$14,271	$9,326

Long-term debt, less current portion:
Term Loan	$165,000	$180,000
Less: unamortized debt issuance costs	(1,276)	(1,735)
Total long-term debt, less current portion	163,724	178,265
Total debt	$177,995	$187,591

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with the Company's operations and activities. Further, the Amended Credit Agreement provided a waiver for the Company's compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024. As of June 30, 2025, the Company was in compliance with all the terms and financial covenants of the Amended Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the year ended June 30, 2025, the Company capitalized approximately $0.7 million of debt cost related to the Amended Credit Agreement. The remaining unamortized debt issuance cost related to the prior arrangement and the newly capitalized costs are amortized over the remaining term of the loan arrangement. Amortization of deferred financing costs is included in “Interest expense” in the accompanying consolidated statements of operations and were $1.2 million, $1.1 million and $2.6 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The Company's interest rate was 6.43% and 7.44% as of June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company did not have any outstanding balance against its 2023 Revolving Facility. The Company had $135.8 million of availability under the 2023 Revolving Facility as of June 30, 2025. During the fiscal years ended June 30, 2025 and 2024, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of June 30, 2025.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

Amount
For the fiscal year ending June 30,
2026	$15,000
2027	20,000
2028	145,000
Total	$180,000

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Leases

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

The following table presents additional information relating to the Company's operating leases (in thousands, except for lease term and discount rate):

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Operating lease costs	$12,724	$14,398	$14,416
Variable lease costs	3,810	4,325	6,920
Cash paid for amounts included in the measurement of operating liabilities	13,871	14,487	17,396
ROU assets obtained for new lease obligations	4,057	21,082	10,972

	June 30, 2025	June 30, 2024
Weighted average remaining lease term	5.2 years	5.8 years
Weighted average discount rate	6.0%	5.8%

Short-term lease expense, which represents expense for leases with terms of one year or less, was not material for each of the years ended June 30, 2025, 2024, or 2023.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents maturities of the Company’s operating lease liabilities as of June 30, 2025 (in thousands):

Amount
For the fiscal year ending June 30,
2026	$13,341
2027	12,158
2028	6,226
2029	5,802
2030	5,505
Thereafter	10,205
Total future minimum lease payments	53,237
Less amount representing interest	(7,790)
Total operating lease liabilities	$45,447
Operating lease liabilities, current	$11,456
Operating lease liabilities, non-current	$33,991

Sublease Considerations

As of June 30, 2025, the Company did not have any material subleases. The Company included less than $0.1 million, $0.1 million and $0.5 million of sublease income in lease expense for the years ended June 30, 2025, 2024, and 2023, respectively.

9. Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2025, the Company had non-cancelable commitments to purchase $45.4 million of inventory, which will be received and consumed during fiscal 2026. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual. However, if the loss (or an additional loss in excess of any prior accrual) is at least reasonably possible and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty. However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company's results of operations in a particular quarter or fiscal year. As of June 30, 2025, the total estimated litigation expense accrual included in the “Other accrued liabilities” in the consolidated balance sheets was $47.5 million for various ongoing litigation matters with probable losses that can be reasonably estimated.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SNMP Research, Inc. and SNMP Research International, Inc. v. Broadcom Inc., Brocade Communications Systems LLC, and Extreme Networks, Inc.

On October 26, 2020, SNMP Research, Inc. and SNMP Research International, Inc. (collectively, “SNMP”) filed a lawsuit against the Company in the Eastern District of Tennessee for copyright infringement, alleging that the Company was not properly licensed to use its software. SNMP sought actual damages and profits attributed to the infringement, as well as equitable relief. On March 2, 2023, SNMP filed an amended complaint adding claims against Extreme on additional products for copyright infringement, breach of contract, and fraud. The parties reached a settlement, and on July 29, 2025, the case was dismissed with prejudice.

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

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al.

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of its current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company's business and prospects during the Class Period. The lawsuit seeks unspecified damages. On December 30, 2024, the Court selected Oklahoma Firefighters Pension and Retirement System, Oklahoma Police Pension and Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, Oakland County Employees’ Retirement System as the lead plaintiffs. The Company's Motion to Dismiss was granted on August 15, 2025, but the plaintiffs were granted leave to file an amended complaint by September 9, 2025.

On February 27, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Turner v. Brown et al., Case No. 3:25-cv-02101. On March 6, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Hemani v. Meyercord et al., Case No. 3:25-cv-02318-AGT. On March 25, 2025, a shareholder derivative case was filed in the United States District Court for the Eastern District of North Carolina captioned Miller v. Meyercord et al., Case No. 5:25-cv-00161. Each of these cases (collectively, the “Derivative Cases”) names current and former officers, directors, and employees of the Company as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the Class Action. These cases remain stayed pending a potential filing of an amended complaint in the Class Action.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with entering into a rights agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors (the “Board”) is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2025, no shares of preferred stock were outstanding.

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2024 to increase the maximum number of available shares by 2.3 million shares. The amendment was approved by the stockholders of the Company at the annual meeting of the stockholders held on November 14, 2024.

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

Common Stock Repurchases

On May 18, 2022, the Company announced that the Board had authorized management to repurchase up to $200.0 million shares of the Company’s common stock over a three-year period commencing July 1, 2022 (as amended, the “2022 Repurchase Program”). Under the 2022 Repurchase Program, a maximum of $25.0 million of shares was authorized to be repurchased in any quarter. Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The 2022 Repurchase Program expired on June 30, 2025.

During fiscal year 2025, the Company repurchased a total of 2.4 million shares of its common stock on the open market at a total cost of $38.0 million with an average price of $15.89 per share. During fiscal year 2024, the Company repurchased a total of 2.4 million shares of its common stock on the open market at a total cost of $49.9 million with an average price of $21.08 per share. During fiscal year 2023, the Company repurchased a total of 5.4 million shares of its common stock on the open market at a total cost of $99.9 million with an average price of $18.58 per share.

On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the "2025 Repurchase Program"). Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

As provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The excise tax's effect on net corporate stock repurchases was not material for the fiscal years ended June 30, 2025 and 2024.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Employee Benefit Plans

As of June 30, 2025, the Company has the following share-based compensation plans and the 401(k) Plan discussed below:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs") (including performance-based or market-based RSUs), performance shares, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and RSUs to non-employee members of the Board and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, 6.6 million shares of the Company's common stock under the 2005 Plan were transferred to the 2013 Stock Plan and were added to the number of shares available for future grant under the 2013 Plan. Prior to fiscal 2025, stockholders approved the issuance of an additional 43.7 million shares of the Company's common stock. During the year ended June 30, 2025, an additional 2.3 million shares were authorized and made available for grant under the 2013 Plan. The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting. As of June 30, 2025, total options and awards to acquire 7.6 million shares were outstanding under the 2013 Plan and 10.9 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

Shares Reserved for Issuance

The Company had the following reserved shares of the Company's common stock for future issuance as of the dates noted (in thousands):

	June 30, 2025	June 30, 2024
2013 Equity Incentive Plan shares available for grant	10,935	13,414
Employee stock options and awards outstanding	7,566	7,562
2014 Employee Stock Purchase Plan	5,952	7,130
Total shares reserved for issuance	24,453	28,106

Stock Options

The following table summarizes stock option activity under all plans for the year ended June 30, 2025 (in thousands except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2024	1,073	$6.58	1.75	$7,376
Granted	—	—
Exercised	(577)	6.47
Canceled	—	—
Options outstanding at June 30, 2025	496	$6.70	1.16	$5,580
Vested and expected to vest at June 30, 2025	496	$6.70	1.16	$5,580
Exercisable at June 30, 2025	496	$6.70	1.16	$5,580

The total intrinsic value of options exercised in fiscal years 2025 and 2024 was $5.0 million and $1.1 million, respectively. There were no options exercised during the fiscal year 2023.

There were no stock options granted during the fiscal years 2025 and 2024. As of June 30, 2025, all outstanding options are fully vested and compensation cost related to stock options has been fully recognized.

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

The following table summarizes stock award activity for the year ended June 30, 2025 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2024	6,489	$22.65
Granted	4,857	15.78
Released	(3,807)	20.02
Canceled	(469)	20.27
Non-vested stock awards outstanding at June 30, 2025	7,070	$19.53	$126,907
Stock awards expected to vest at June 30, 2025	7,070	$19.53	$126,907

The RSUs granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to participant's continued service to the Company.

The aggregate fair value, as of the respective grant dates of awards granted during the fiscal years ended June 30, 2025, 2024 and 2023 was $76.6 million, $110.5 million and $106.8 million, respectively.

For fiscal years ended June 30, 2025, 2024, and 2023, the Company withheld an aggregate of 1.4 million shares, 1.9 million shares, and 1.4 million shares, respectively, upon the vesting of awards, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years ended June 30, 2025, 2024 and 2023, the Company remitted cash of $21.2 million, $47.9 million, $21.9 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Payments for tax withholdings, net of proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2025, there was $82.6 million in unrecognized compensation costs related to non-vested stock awards which includes the performance and market condition awards as discussed below. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock Awards – Officers and Directors

RSUs granted during fiscal 2025, 2024 and 2023 to named executive officers and directors totaled 1.3 million awards, 0.7 million awards and 1.8 million awards, respectively which included awards with market-based conditions as discussed below.

Stock Awards - Performance Awards

During fiscal 2025, 2024, and 2023, the Compensation Committee of the Board granted 1.0 million, 0.8 million and 1.2 million RSUs, respectively with vesting based on market conditions (“MSUs”) to certain of the Company’s employees. The MSUs granted during fiscal 2025 and 2023 were subject to total shareholder return (“TSR”). The MSUs granted during fiscal 2024 included 0.5 million MSUs subject to TSR and 0.3 million MSUs subject to certain stock price targets.

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

On February 15, 2024, the Company modified certain terms and conditions of the stock price target MSUs for certain executive officers. Under the modified agreement, the stock price target over the initial and fourth year performance periods were revised to $23.00 and $26.00, respectively. All other contractual terms remained unchanged. The incremental compensation cost recognized during fiscal 2024 and ratably over the remaining requisite service period is not material.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during fiscal 2025 was $17.10 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 48%, risk-free interest rate of 3.89%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices.

The weighted-average grant-date fair value of the MSUs granted during fiscal 2024 was $32.66 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 50%, risk-free rate of 4.43%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices.

The weighted-average grant-date fair value of the MSUs granted during fiscal 2023 was $17.62 per share. The assumptions used in the Monte Carlo simulation included the expected volatility of 65%, risk-free rate of 3.27%, no expected dividend yield, expected term of three years and possible future stock prices over the performance period based on the historical stock and market prices.

The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The following table summarizes stock awards with market or performance-based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal Year 2025	Fiscal Year 2024	Fiscal Year 2023
Performance awards granted	1,037	841	1,221
Performance awards earned	899	846	400

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

During the fiscal years ended June 30, 2025 and 2024, there were 1.2 million and 1.3 million shares issued under the 2014 ESPP. As of June 30, 2025, there have been an aggregate 21.0 million shares issued under the 2014 ESPP.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line-item caption is as follows (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Cost of product revenues	$2,661	$1,899	$1,856
Cost of subscription and support revenues	2,912	2,994	3,513
Research and development	17,154	16,686	14,824
Sales and marketing	28,393	26,524	22,250
General and administrative	31,194	28,660	21,029
Total share-based compensation expense	$82,314	$76,763	$63,472

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

The weighted-average estimated per share fair value of shares under the 2014 ESPP in fiscal years 2025, 2024 and 2023, was $3.99, $5.73 and $4.87, respectively.

	Employee Stock Purchase Plan
	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	4.73%	5.42%	3.84%
Volatility	37%	47%	55%
Dividend yield	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to contribute a portion of their current compensation up to the IRS annual contribution limit of $23,500 for the calendar year 2025. Employees aged 50 or over may elect to contribute an additional $7,500 and employees aged 60-63 may elect to contribute an additional $11,250. The amount contributed to the Plan is on a pre-tax or post-tax basis.

The Company provides for discretionary matching contributions as determined by the Board for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board each year. The program effective during fiscal 2025 was established to match $0.50 for every dollar contributed by the employee up to the first 6.0% of pay. The Company’s matching contributions to the Plan totaled $5.7 million, $5.2 million and $5.2 million, for fiscal years ended June 30, 2025, 2024 and 2023, respectively. No discretionary contributions were made in fiscal years ended June 30, 2025, 2024 and 2023.

12. Information about Segments and Geographic Areas

The Company has one reportable segment, the development, marketing, and sale of network infrastructure equipment and related software. The Company conducts business globally and is managed geographically. Revenues are attributed to a geographical area. The Company operates in three geographical areas: Americas, EMEA, and APAC. See Note 3, Revenues, for additional information on the Company's revenues by geographic region.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measure of segment profit or loss:

The Company’s chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information presented on a consolidated basis and uses consolidated non-GAAP net income to measure segment profit or loss and to monitor period-over-period results to decide where to allocate and invest additional resources within the business.

Consolidated non-GAAP net income is exclusive of certain items that are non-recurring or not consistent with the Company's operations. The CODM reviews and utilizes functional expenses (costs of revenue, research and development, sales and marketing, and general and administrative) at the consolidated level to manage and assess the Company's operations. Other segment items included in consolidated non-GAAP net income are interest income, interest expense, other income (expense), net, and the provision for (benefit from) income taxes, which are reflected in the consolidated statements of operations.

A reconciliation of consolidated GAAP net income (loss) to consolidated non-GAAP net income is shown in the table below:

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
GAAP net income (loss)	$(7,467)	$(85,964)	$78,074
Adjustments:
Share-based compensation expense	82,314	76,763	63,472
Acquisition and integration costs	—	—	390
Restructuring and related charges	1,492	36,321	2,860
Litigation charges(1)	34,722	10,545	8,026
System transition costs	21,550	5,262	957
Amortization of intangibles	4,443	5,243	14,916
Debt refinancing charges, Other income (expense)	79	—	1,543
Tax effect of non-GAAP adjustments	(24,709)	(4,815)	(23,933)
Total adjustments to GAAP net income (loss)	$119,891	$129,319	$68,231
Non-GAAP net income	$112,424	$43,355	$146,305

(1)Litigation charges consist of estimated settlement and related legal expenses for non-recurring litigation offset by any proceeds received or expected to be received from insurance.

Measure of segment assets:

The measure of segment assets that is reviewed by the CODM is reported within the consolidated balance sheets as “Total assets”. Depreciation expense recorded for fiscal years ended June 30, 2025, 2024, and 2023 was $14.5 million, $23.9 million and $19.5 million, respectively. Total expenditures for additions to property, plant and equipment recorded for fiscal years ended June 30, 2025, 2024 and 2023 were $24.7 million, $18.1 million, and $13.8 million respectively.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024
Segment long-lived assets:
Americas	$167,499	$136,745
EMEA	40,299	33,715
APAC	10,550	11,499
Total segment long-lived assets	$218,348	$181,959

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations. As of June 30, 2025 and 2024, foreign exchange forward currency contracts not designated as hedging instruments had total notional principal amounts of $57.2 million and $31.3 million, respectively. For the years ended June 30, 2025, 2024 and 2023 the net gains and losses recorded in the consolidated statements of operations from these contracts were net gains of $1.0 million, net losses of $0.3 million, and net losses of $0.4 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2025 and 2024.

For the fiscal years ended June 30, 2025, 2024 and 2023 the Company recognized foreign currency transaction net losses of $1.8 million, net gains of $0.6 million and net gains of $0.8 million, respectively.

14. Restructuring and Related Charges

During fiscal years ended June 30, 2025, 2024 and 2023, the Company recorded restructuring and related charges of $1.5 million, $36.3 million and $2.9 million, respectively. The charges are reflected in “Restructuring and related charges” in the consolidated statements of operations.

2025 Restructuring

During fiscal 2025, the Company continued to execute the restructuring plans initiated in prior years and primarily incurred restructuring charges related to severance and benefits costs.

2024 Restructuring

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the fiscal years ended June 30, 2025, and 2024 the Company recorded restructuring charges of approximately $1.2 and $11.0 million, respectively related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the fiscal years ended June 30, 2025 and 2024, the Company recorded restructuring charges of approximately $0.1 million and $15.9 million, respectively, related to the Q2 2024 Plan, which primarily consisted of employee severance and benefits expenses, legal and consulting fees.

Through June 30, 2025, the Company has incurred $28.3 million in restructuring charges under the Q2 2024 Plan and Q3 2024 Plan which primarily related to severance and benefits costs. The Company expects to substantially complete these ongoing restructuring plans by the end of calendar year 2025 and does not expect to incur any significant additional charges for the Q2 2024 Plan and the Q3 2024 Plan.

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

2023 Restructuring

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company moved engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move was to help reduce the cost of operating the Company's labs. During the fiscal year ended June 30, 2025, the Company recorded restructuring charges of $0.1 million related to the 2023 Plan. During the fiscal year ended June 30, 2024, the Company incurred restructuring charges of approximately $6.6 million primarily for moving costs and including accelerated depreciation on lab leasehold improvements of approximately $5.9 million. The

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company expects to complete the 2023 Plan by the end of fiscal year 2026 and expects the charges related to the completion to be immaterial.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. As of June 30, 2025 and 2024 the restructuring liability was approximately $0.7 million and $11.5 million, respectively.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024
Balance at beginning of period	$11,469	$—
Period charges	3,336	37,622
Period reversals	(1,842)	(1,301)
Period non-cash adjustments	—	(5,940)
Period payments	(12,270)	(18,912)
Balance at end of period	$693	$11,469

15. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2025	2024	2023
Domestic	$(38,551)	$(72,684)	$(2,179)
Foreign	42,824	(4,815)	96,285
Income (loss) before income taxes	$4,273	$(77,499)	$94,106

The provision for income taxes for the years ended June 30, 2025, 2024 and 2023 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2025	2024	2023
Current:
Federal	$2,921	$1,340	$3,221
State	1,066	246	3,640
Foreign	8,932	6,843	9,086
Total current	12,919	8,429	15,947
Deferred:
Federal	412	404	368
State	251	252	433
Foreign	(1,842)	(620)	(716)
Total deferred	(1,179)	36	85
Provision for income taxes	$11,740	$8,465	$16,032

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (21 percent) to income before income taxes is explained below (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2025	2024	2023
Tax at federal statutory rate	$898	$(16,275)	$19,762
State income tax, net of federal benefit	842	194	3,003
Global intangible low-taxed income	13,183	10,595	22,721
US valuation allowance change – deferred tax movement	(10,417)	18,199	(24,682)
Research and development credits	(5,359)	(7,746)	(1,503)
Tax impact of foreign earnings	911	4,399	(5,627)
Foreign withholding taxes	1,844	2,943	1,082
Stock based compensation	3,000	(8,551)	(1,980)
Goodwill amortization	549	549	730
Nondeductible officer compensation	10,629	8,667	4,582
Nondeductible meals and entertainment	256	319	324
Foreign tax credits	(4,596)	(4,828)	(2,380)
Provision for income taxes	$11,740	$8,465	$16,032

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended
	June 30, 2025	June 30, 2024
Deferred tax assets:
Net operating loss carry-forwards	$16,561	$19,634
Tax credit carry-forwards	53,347	62,936
Depreciation	3,335	3,477
Intangible amortization	16,337	19,846
Deferred revenue	31,341	25,171
Inventory write-downs	8,048	13,819
Other allowances and accruals	40,835	33,031
Stock based compensation	4,800	7,445
Deferred intercompany gain	3,690	3,690
Ireland goodwill amortization	3,422	4,142
Capitalization of research and development	46,008	37,912
Operating lease liability	7,667	8,560
Other	911	858
Total deferred tax assets	236,302	240,521
Valuation allowance	(207,313)	(218,375)
Total net deferred tax assets	28,989	22,146
Deferred tax liabilities:
Goodwill amortization	(16,335)	(14,403)
GAAP capitalized development costs	(3,787)	—
Operating lease right of use asset	(6,264)	(6,906)
Prepaid commissions	(4,017)	(3,499)
Deferred tax liability on foreign withholdings	(969)	(854)
Total deferred tax liabilities	(31,372)	(25,662)
Net deferred tax liabilities	$(2,383)	$(3,516)
Recorded as:
Net non-current deferred tax assets	4,650	4,462
Net non-current deferred tax liabilities	(7,033)	(7,978)
Net deferred tax liabilities	$(2,383)	$(3,516)

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s global valuation allowance decreased by $11.1 million in the fiscal year ended June 30, 2025 and increased by $23.1 million in the fiscal year ended June 30, 2024. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against certain non-U.S. deferred tax assets in Ireland and Brazil. The valuation allowance is determined by assessing both negative and positive available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including historical losses, tax attributes expiring unutilized in recent years and the cyclical nature of the Company's business provides sufficient negative evidence that require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as a portion of its Irish net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets.

As of June 30, 2025, the Company had net operating loss carry-forwards (“NOLs”) for U.S. federal and state tax purposes of $8.7 million and $121.1million, respectively. As of June 30, 2025, the Company also had foreign NOLs in Australia, Brazil, France and Ireland of $4.2 million, $12.9 million, $2.9 million and $9.0 million respectively. As of June 30, 2025, the Company also had federal and state tax credit carry-forwards of $23.3 million and $38.0 million, respectively. These credit carry-forwards consist of research and development tax credits. The $8.7 million U.S. federal NOL carry-forwards are the remaining legacy Aerohive NOLs subject to an annual section 382 limitation, however, they have an indefinite carry-forward life. The state net operating losses of $121.1 million will begin to partially expire in the fiscal year ending June 30, 2026. The foreign net operating losses can generally be carried forward indefinitely. Federal research and development tax credits of $23.3 million will expire beginning in fiscal 2027, if not utilized. North Carolina state research and development tax credits of $0.8 million will expire beginning in the fiscal year ending June 30, 2026, if not utilized. California state research and development tax credits of $37.2 million do not expire and can be carried forward indefinitely.

In June 2025, the Company performed an analysis under Section 382 of the IRC with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of these U.S. tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2024, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes. The Company also performed, in June 2020, a separate IRC section 382 analysis with respect to the NOLs and tax credits acquired from Aerohive and have determined that while the Company will be subject to an annual limitation, the Company should not be limited on the full utilization of the losses and credits during the statutory allowable carryforward period for the NOLs and credits.

As of June 30, 2025, cumulative undistributed, indefinitely reinvested earnings of non-U.S. subsidiaries totaled $47.0 million. It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the U.S. The Company has reviewed its prior position on the reinvestment of earnings of certain foreign subsidiaries and has recorded a deferred tax liability of $1.0 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential taxes associated with repatriation of these earnings is $9.0 million.

The Company is currently assessing the impact of the One Big Beautiful Bill Act (“OBBBA”) which was enacted on July 4, 2025. OBBBA includes significant provisions, including modification of certain provisions of the Tax Cuts and Jobs Act of 2017, the restoration of favorable tax treatment of domestic research expenditures and interest expenses and modification to the international tax framework. The legislation has multiple effective dates with certain provisions effective for fiscal year 2026 and others to be implemented in fiscal year 2027.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire, Texas and North Carolina. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years ended June 2013 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years ended June 2003 forward due to net operating losses. Statutes related to material foreign jurisdictions are generally open for fiscal years ended June 2021 forward for Ireland and for tax year ended March 2021 forward for India.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2025, the Company had $18.1 million of unrecognized tax benefits. If fully recognized in the future, $0.1 million would impact the effective tax rate, and $18.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. The Company does not reasonably expect the amount of unrealized tax benefits to materially decrease during the next twelve months.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2024	$18,217
Decrease related to prior year tax positions	—
Increase related to prior year tax positions	2
Increase related to current year tax positions	22
Lapse of statute of limitations	(127)
Balance at June 30, 2025	$18,114

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of income tax expense in the consolidated statements of operations and totaled less than $0.1 million for each of the years ended 2025, 2024 and 2023.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Net income (loss)	$(7,467)	$(85,964)	$78,074
Weighted-average shares used in per share calculation – basic	132,331	129,288	129,473
Options to purchase common stock	—	—	708
Restricted stock units	—	—	3,468
Weighted-average shares used in per share calculation – diluted	132,331	129,288	133,649

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$(0.06)	$(0.66)	$0.60
Net income (loss) per share – diluted	$(0.06)	$(0.66)	$0.58

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

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

		Year Ended
	June 30, 2025	June 30, 2024	June 30, 2023
Options to purchase common stock	841	1,126	—
Restricted stock units	5,419	5,946	153
Employee Stock Purchase Plan shares	216	193	181
Total shares excluded	6,476	7,265	334

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

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2025, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton, LLP, has audited the consolidated financial statements as of and for the year ended June 30, 2025 included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On May 23, 2025, Kevin Rhodes, the Company's Executive Vice President and Chief Financial Officer adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 26,410 shares of the Company's common stock until May 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information therein is incorporated in this Annual Report on Form 10-K by reference.

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

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1	Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	8-K	10/03/2017	2.1
2.2	Amendment No. 1 dated May 6, 2018 to the Asset Purchase Agreement, dated as of October 3, 2017 between Brocade Communications Systems. Inc. and Extreme Networks, Inc.	10-K	8/29/2018	2.8
2.3†	Put Option Agreement, dated August 6, 2021 relating to the acquisition of Ipanematech SAS.	10-K	8/27/2021	2.9
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	11/9/2023	3.1
3.3	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/09/2023	3.1
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.2	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	8/24/2023	4.2
10.1*	Amended and Restated 2013 Equity Incentive Plan, effective November 2022.	S-8	11/17/2022	99.1
10.2*	Amended and Restated 2014 Employee Stock Purchase Plan, effective November 2021.	S-8	11/24/2021	99.2
10.3*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.4*	Form of Notice of Grant and Grant Agreement for Performance Vesting Restricted Stock Units.	10-K	8/31/2021	10.44
10.5*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- U.S.	10-K	8/29/2022	10.33
10.6*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- International.	10-K	8/29/2022	10.34
10.7*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - U.S.	10-K	8/29/2022	10.36
10.8*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - International.	10-K	8/29/2022	10.37
10.9*	Form of Notice of Grant of Performance Vesting Restricted Stock Units (SLTI) under Extreme Networks, Inc. 2013 Equity Incentive Plan – U.S.	10-Q	11/2/2023	10.1
10.10*	Form of Notice of Grant of Performance Vesting Restricted Stock Units (SLTI) under Extreme Networks, Inc. 2013 Equity Incentive Plan – International.	10-Q	11/2/2023	10.2

10.11*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27
10.12*	Offer Letter, executed April 21, 2023, between Extreme Networks, Inc. and Kevin Rhodes.	8-K	4/24/2023	10.1
10.13*	Offer Letter, executed November 13, 2015, between Extreme Networks, Inc, and Katayoun "Katy" Motiey.	10-Q	5/2/2024	10.1
10.14	Form of Indemnification Agreement for directors and officers.	10-Q	5/10/2019	10.1
10.15*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.	10-Q	5/10/2019	10.2
10.16*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	5/10/2019	10.3
10.17*	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-K	4/29/2021	10.47
10.18*	Executive Vice President Severance Practice only applies to Direct Reports to CEO.	10-K	4/29/2021	10.48
10.19	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1
10.20	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.21	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6
10.22	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.23	Third Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated June 1, 2022.	10-K	8/29/2022	10.35
10.24	Fourth Amendment to Lease Agreement by and between OSK XIV REO, LLC and Extreme Networks, Inc. dated November 30, 2023.	10-Q	2/1/2024	10.1
10.25	Commitment Letter, June 26, 2019, among Bank of Montreal, BMO Capital Markets Corp. and Extreme Networks, Inc.	8-K	6/26/2019	10.1
10.26

Credit Agreement, dated as of August 9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	8/09/2019	(b)(2)
10.27	First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.51
10.28	Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.52
10.29	Third Amendment to the Amended and Restated Credit Agreement dated as of November 3, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.45

10.30	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.46
10.31	Second Amended and Restated Credit Agreement dated as of June 22, 2023, by and among Extreme Networks, Inc., the financial institutions or entities party thereto as lenders, and the Bank of Montreal, as administrative agent.	8-K	6/23/2023	10.1
10.32	First Amendment to Second Amended and Restated Credit Agreement dated as of August 14, 2024, by and among Extreme Networks, Inc., the several banks and other financial institutions and the Bank of Montreal, as administrative agent.	10-K	8/16/2024	10.34
10.33*	Extreme Networks Inc. Amended and Restated 2013 Equity Incentive Plan.	S-8	12/31/2024	99.1
10.34*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - U.S.				X
10.35*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - International.				X
19.1	Insider Trading Policy.				X
21.1	Subsidiaries of Extreme Networks, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1**	Section 906 Certification of Chief Executive Officer.				X
32.2**	Section 906 Certification of Chief Financial Officer.				X
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	8/16/2024	97.1
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 formatted as Inline XBRL (included in Exhibit 101).				X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2025.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
August 18, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward B. Meyercord III, Kevin Rhodes and Katayoun ("Katy") Motiey his or her true and lawful attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 18, 2025	(Principal Executive Officer)
August 18, 2025

/s/ KEVIN RHODES	/s/ CHARLES CARINALLI
Kevin Rhodes	Charles Carinalli
Executive Vice President and Chief Financial Officer	Director
(Principal Accounting Officer)	August 18, 2025
August 18, 2025

/s/ KATHLEEN M. HOLMGREN	/s/ EDWARD H. KENNEDY
Kathleen M. Holmgren	Edward H. Kennedy
Director	Director
August 18, 2025	August 18, 2025

/s/ RAJ KHANNA	/s/ INGRID BURTON
Raj Khanna	Ingrid Burton
Director	Director
August 18, 2025	August 18, 2025