Form 10-Q
period 2025-09-30
EXTREME NETWORKS INC
filed 2025-10-30
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, the registrant had 133,718,479 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2025

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$209,003	$231,745
Accounts receivable, net	145,801	126,708
Inventories	93,733	102,578
Prepaid expenses and other current assets	77,327	74,265
Total current assets	525,864	535,296
Property and equipment, net	48,076	44,366
Operating lease right-of-use assets, net	36,566	38,655
Goodwill	399,630	399,574
Intangible assets, net	5,432	6,541
Other assets	137,384	128,786
Total assets	$1,152,952	$1,153,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,765	$63,939
Accrued compensation and benefits	52,470	62,895
Accrued warranty	9,625	9,684
Current portion of deferred revenue	325,115	325,078
Current portion of long-term debt, net of unamortized debt issuance costs of $714 and $729, respectively	40,536	14,271
Current portion of operating lease liabilities	11,593	11,456
Other accrued liabilities	60,384	100,552
Total current liabilities	577,488	587,875
Deferred revenue, less current portion	307,062	292,415
Long-term debt, less current portion, net of unamortized debt issuance costs of $1,104 and $1,276, respectively	158,896	163,724
Operating lease liabilities, less current portion	31,361	33,991
Deferred income taxes	7,009	7,033
Other long-term liabilities	2,573	2,596
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 154,839 and 152,673 shares issued, respectively; 133,653 and 132,064 shares outstanding, respectively	155	153
Additional paid-in-capital	1,309,603	1,298,791
Accumulated other comprehensive loss	(9,583)	(8,137)
Accumulated deficit	(943,818)	(949,429)
Treasury stock at cost, 21,186 shares and 20,609 shares, respectively	(287,794)	(275,794)
Total stockholders’ equity	68,563	65,584
Total liabilities and stockholders’ equity	$1,152,952	$1,153,218

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
Net revenues:
Product	$194,041	$162,284
Subscription and support	116,204	106,920
Total net revenues	310,245	269,204
Cost of revenues:
Product	86,128	69,402
Subscription and support	36,088	30,295
Total cost of revenues	122,216	99,697
Gross profit:
Product	107,913	92,882
Subscription and support	80,116	76,625
Total gross profit	188,029	169,507
Operating expenses:
Research and development	57,753	54,451
Sales and marketing	88,923	81,383
General and administrative	29,187	36,601
Restructuring and related charges	371	1,277
Amortization of intangible assets	500	512
Total operating expenses	176,734	174,224
Operating income (loss)	11,295	(4,717)
Interest income	1,197	846
Interest expense	(3,653)	(4,422)
Other expense, net	(487)	(721)
Income (loss) before income taxes	8,352	(9,014)
Provision for income taxes	2,741	1,490
Net income (loss)	$5,611	$(10,504)

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$0.04	$(0.08)
Net income (loss) per share – diluted	$0.04	$(0.08)

Shares used in per share calculation – basic	132,973	131,176
Shares used in per share calculation – diluted	135,071	131,176

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
Net income (loss)	$5,611	$(10,504)
Other comprehensive income (loss):
Net change in foreign currency translation adjustments	(1,446)	4,101
Other comprehensive income (loss):	(1,446)	4,101
Total comprehensive income (loss)	$4,165	$(6,403)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net loss	—	—	—	—	—	—	(10,504)	(10,504)
Other comprehensive income	—	—	—	4,101	—	—	—	4,101
Issuance of common stock from equity incentive plans, net of tax withholdings	1,762	1	(5,926)	—	—	—	—	(5,925)
Share-based compensation	—	—	19,767	—	—	—	—	19,767
Balance at September 30, 2024	150,265	$150	$1,234,220	$(11,382)	(18,219)	$(237,801)	$(952,466)	$32,721

Balance at June 30, 2025	152,673	$153	$1,298,791	$(8,137)	(20,609)	$(275,794)	$(949,429)	$65,584
Net income	—	—	—	—	—	—	5,611	5,611
Other comprehensive loss	—	—	—	(1,446)	—	—	—	(1,446)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,166	2	(10,968)	—	—	—	—	(10,966)
Repurchase of stock	—	—	—	—	(577)	(12,000)	—	(12,000)
Share-based compensation	—	—	21,780	—	—	—	—	21,780
Balance at September 30, 2025	154,839	$155	$1,309,603	$(9,583)	(21,186)	$(287,794)	$(943,818)	$68,563

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income (loss)	$5,611	$(10,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,799	3,941
Amortization of intangible assets	1,111	1,136
Reduction in carrying amount of right-of-use asset	2,544	2,449
Provision for credit losses	218	14
Share-based compensation	21,780	19,767
Deferred income taxes	97	39
Provision for (benefit from) excess and obsolete inventory	8	(624)
Non-cash interest expense	306	282
Other	(76)	746
Changes in operating assets and liabilities:
Accounts receivable, net	(19,311)	(7,709)
Inventories	8,116	(8,669)
Prepaid expenses and other assets	(14,016)	3,096
Accounts payable	13,760	14,492
Accrued compensation and benefits	(10,726)	2,844
Operating lease liabilities	(2,929)	(2,757)
Deferred revenue	16,027	3,823
Other current and long-term liabilities	(40,317)	(3,781)
Net cash provided by (used in) operating activities	(13,998)	18,585
Cash flows from investing activities:
Capital expenditures for property, equipment and capitalized software development costs	(6,855)	(6,916)
Net cash used in investing activities	(6,855)	(6,916)
Cash flows from financing activities:
Borrowings under revolving facility	25,000	—
Payments on debt obligations	(3,750)	(2,500)
Payments on debt financing costs	—	(695)
Repurchase of common stock	(12,000)	—
Payments for tax withholdings, net of proceeds from issuance of common stock	(10,966)	(5,926)
Net cash used in financing activities	(1,716)	(9,121)
Foreign currency effect on cash and cash equivalents	(173)	299
Net increase (decrease) in cash and cash equivalents	(22,742)	2,847

Cash and cash equivalents at beginning of period	231,745	156,699
Cash and cash equivalents at end of period	$209,003	$159,546

See accompanying notes to condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2025 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2025. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for fiscal 2026 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2026” represent the fiscal year ending June 30, 2026. All references herein to “fiscal 2025” represent the fiscal year ended June 30, 2025.

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

2.
Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on the Company's condensed consolidated financial statements and accompanying disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages and requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed, and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve disclosures about public business entities’ expenses and to provide more detailed information around the types of expenses included in commonly presented expense captions. Additionally, in January 2025 the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, and can be applied on a prospective basis or on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and ASU 2025-01 on its consolidated financial statements and related disclosures.

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

As of September 30, 2025, the Company had $632.2 million of remaining performance obligations, which is primarily comprised of deferred SaaS subscription and deferred support revenues. The Company expects to recognize approximately 43% of its deferred revenue as revenue in the remainder of fiscal 2026, an additional 27% in fiscal 2027, and the remaining 30% of the balance thereafter.

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

Revenue recognized for the three months ended September 30, 2025 and 2024 that was included in the deferred revenue balance at the beginning of each period was $104.7 million and $100.3 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $28.6 million and $26.9 million as of September 30, 2025 and June 30, 2025, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended September 30, 2025 and 2024 was $3.4 million and $3.0 million, respectively.

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

Revenues by Geography

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table sets forth the Company’s net revenues disaggregated by geographic region (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024
Americas:
United States	136,384	$153,253
Other	12,875	12,182
Total Americas	149,259	165,435
EMEA	121,246	84,918
APAC	39,740	18,851
Total net revenues	$310,245	$269,204

Geographic Concentrations

For the three months ended September 30, 2025 and 2024 no foreign country accounted for 10% or more of the Company's net revenues.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table sets forth customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended
	September 30, 2025	September 30, 2024
Jenne, Inc.	18%	21%
TD Synnex Corporation	16%	22%
Westcon Group, Inc.	15%	15%

The following table sets forth major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	September 30, 2025	June 30, 2025
Jenne, Inc.	21%	22%
J's Communication Co., Ltd.	11%	*
Ericcson, Inc.	*	11%
* Less than 10% of accounts receivable

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	September 30, 2025	June 30, 2025
Cash	$206,606	$225,656
Cash equivalents	2,397	6,089
Total cash and cash equivalents	$209,003	$231,745

Inventories

The following table summarizes the Company's inventory by category (in thousands):

	September 30, 2025	June 30, 2025
Finished goods	$54,665	$57,770
Raw materials	39,068	44,808
Total inventories	$93,733	$102,578

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	September 30, 2025	June 30, 2025
Computers and equipment	$83,684	$80,782
Software	65,949	62,089
Office equipment, furniture and fixtures	8,015	8,031
Leasehold improvements	48,133	47,962
Total property and equipment	205,781	198,864
Less: accumulated depreciation and amortization	(157,705)	(154,498)
Property and equipment, net	$48,076	$44,366

Deferred Revenue

Deferred revenue represents invoiced amounts for deferred subscription and support and other deferred revenue including professional services and training when the revenue recognition criteria have not been met.

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024
Balance at beginning of period	$9,684	$10,942
New warranties issued	3,025	2,487
Warranty expenditures	(3,084)	(3,190)
Balance at end of period	$9,625	$10,239

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$2,397	$—	$2,397
Foreign currency derivatives	—	109	—	109
Total assets measured at fair value	$—	$2,506	$—	$2,506
Liabilities
Foreign currency derivatives	$—	$74	$—	$74
Total liabilities measured at fair value	$—	$74	$—	$74

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$6,089	$—	$6,089
Foreign currency derivatives	—	298	—	298
Total assets measured at fair value	$—	$6,387	$—	$6,387
Liabilities
Foreign currency derivatives	$—	$11	$—	$11
Total liabilities measured at fair value	$—	$11	$—	$11

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

As of September 30, 2025 and June 30, 2025, the Company had investment in certificates of deposit of $2.4 million and $6.1 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of September 30, 2025 and June 30, 2025, their fair value approximated their amortized cost.

As of September 30, 2025 and June 30, 2025, the Company had foreign exchange forward contracts that were not designated as hedging instruments with a total notional principal amount of $65.1 million and $57.2 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other expense, net” in the condensed consolidated statements of operations. For the three months ended September 30, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $1.4 million and net gains of $0.8 million, respectively. As of September 30, 2025 and June 30, 2025, there were no outstanding foreign exchange forward contracts that were designated as hedging instruments. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the Amended Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the Amended Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $201.2 million and $180.0 million as of September 30, 2025 and June 30, 2025, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of September 30, 2025 and June 30, 2025, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the three months ended September 30, 2025 and 2024. There were no impairments recorded for the three months ended September 30, 2025 and 2024.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2025
Developed technology	2.9 years	$170,492	$166,506	$3,986
Customer relationships	0.8 years	64,825	63,468	1,357
Trade names	0.0 years	10,700	10,700	—
License agreements	1.2 years	1,282	1,193	89
Total intangible assets, net*		$247,299	$241,867	$5,432
* The carrying amount of foreign intangible assets are affected by foreign currency translation

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2025
Developed technology	3.0 years	$170,480	$165,908	$4,572
Customer relationships	1.0 years	64,824	62,961	1,863
Trade names	0.0 years	10,700	10,700	—
License agreements	1.4 years	1,282	1,176	106
Total intangible assets, net*		$247,286	$240,745	$6,541
* The carrying amount of foreign intangible assets are affected by foreign currency translation

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024
Amortization of intangible assets in “Total cost of revenues”	$611	$624
Amortization of intangible assets in “Total operating expenses”	500	512
Total amortization expense	$1,111	$1,136

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2026 (the remainder of fiscal 2026)	$2,427
2027	1,450
2028	1,287
2029	268
Total	$5,432

Goodwill

The Company had goodwill in the amount of $399.6 million as of September 30, 2025 and June 30, 2025.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2025	June 30, 2025
Current portion of long-term debt:
Term Loan	$16,250	$15,000
Revolving Facility	25,000	—
Less: unamortized debt issuance costs	(714)	(729)
Current portion of long-term debt	$40,536	$14,271

Long-term debt, less current portion:
Term Loan	$160,000	$165,000
Less: unamortized debt issuance costs	(1,104)	(1,276)
Total long-term debt, less current portion	158,896	163,724
Total debt	$199,432	$177,995

On June 22, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”), by and among the Company, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, and Wells Fargo Bank, National Association, as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the Amended and Restated Credit Agreement, dated August 9, 2019, by and among the Company, as borrower, several banks and other financial institutions as Lenders, BMO Harris Bank N.A., as an issuing lender and swingline lender, Silicon Valley Bank, as an Issuing Lender, and Bank of Montreal, as administrative agent and collateral agent for the Lenders. The 2023 Credit Agreement provides for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “2023 Term Loan”), ii) a $150.0 million five-year revolving credit facility (the “2023 Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million.

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

On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with the Company's operations and activities. Further, the Amended Credit Agreement provided a waiver for the Company's compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024. As of September 30, 2025, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs is included in “Interest expense” in the accompanying condensed consolidated statements of operations was $0.3 million for each of the three months ended September 30, 2025 and 2024, respectively. The interest rate was 6.54% and 7.52% as of September 30, 2025 and 2024, respectively.

During the three months ended September 30, 2025, the Company borrowed $25.0 million against the 2023 Revolving Facility which was subsequently paid out in October 2025. The Company had $110.8 million of availability under the 2023 Revolving Facility as of September 30, 2025. During the three months ended September 30, 2025 and 2024, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of September 30, 2025.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of September 30, 2025, the Company had commitments to purchase $48.8 million of inventory.

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

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021. The German Federal Patent Court issued a decision finding that the patent was invalid on November 20, 2024. Mala appealed the decision on March 3, 2025, and filed its Grounds of Appeal on June 5, 2025. The Company filed its response to the Grounds of Appeal on October 6, 2025.

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al.

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of its current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company's business and prospects during the Class Period. The lawsuit seeks unspecified damages. On December 30, 2024, the Court selected Oklahoma Firefighters Pension and Retirement System, Oklahoma Police Pension and Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, Oakland County Employees’ Retirement System as the lead plaintiffs. The Company's Motion to Dismiss was granted on August 15, 2025, but the plaintiffs were granted leave to file a second amended complaint. Plaintiffs filed a second amended complaint on September 9, 2025. The Company filed a motion to dismiss the second amended complaint on October 3, 2025.

On February 27, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Turner v. Brown et al., Case No. 3:25-cv-02101. On March 6, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Hemani v. Meyercord et al., Case No. 3:25-cv-02318-AGT. On March 25, 2025, a shareholder derivative case was filed in the United States District Court for the Eastern District of North Carolina captioned Miller v. Meyercord et al., Case No. 5:25-cv-00161. Each of these cases (collectively, the “Derivative Cases”) names current and former officers, directors, and employees of the Company as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the Class Action. These cases remain stayed pending a decision on the motion to dismiss the second amended complaint in the Class Action.

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

9.
Stockholders’ Equity

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2025 to increase the maximum number of available shares by 6.8 million shares, which is pending ratification by the stockholders of the Company at the annual meeting of stockholders to be held on November 12, 2025.

Common Stock Repurchases

On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

During the three months ended September 30, 2025, the Company repurchased a total of 577,281 shares of its common stock on the open market at a total cost of $12.0 million with an average price of $20.79 per share. During the three months ended September 30, 2024, the Company did not repurchase any shares of its common stock. As of September 30, 2025, approximately $188.0 million remains available for share repurchases under the 2025 Repurchase Program.

As a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The Company had no excise tax liability for fiscal 2025 and expects the impact of the excise tax on net corporate stock repurchases will not be material for fiscal 2026.

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	September 30, 2025	June 30, 2025
2013 Equity Incentive Plan shares available for grant	6,276	10,935
Employee stock options and awards outstanding	9,060	7,566
2014 Employee Stock Purchase Plan	5,418	5,952
Total shares reserved for issuance	20,754	24,453

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024
Cost of product revenues	$752	$618
Cost of subscription and support revenues	727	689
Research and development	4,447	4,213
Sales and marketing	7,513	6,882
General and administrative	8,341	7,365
Total share-based compensation expense	$21,780	$19,767

Stock Options

The following table summarizes stock option activity for the three months ended September 30, 2025 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2025	496	$6.70	1.16	$5,580
Granted	—	—
Exercised	(71)	6.70
Canceled	—	—
Options outstanding at September 30, 2025	425	$6.70	0.91	$5,923
Vested and expected to vest at September 30, 2025	425	$6.70	0.91	$5,923
Exercisable at September 30, 2025	425	$6.70	0.91	$5,923

There were no stock options granted during the three months ended September 30, 2025 and 2024.

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

The following table summarizes stock award activity for the three months ended September 30, 2025 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2025	7,070	$19.53
Granted	4,129	19.57
Released	(2,520)	18.85
Canceled	(44)	19.56
Non-vested stock awards outstanding at September 30, 2025	8,635	$19.73
Stock awards expected to vest at September 30, 2025	8,635	$19.73	$170,378

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company.

During the three months ended September 30, 2025, the Company granted 0.8 million stock awards with vesting based on market conditions (“MSU”) to certain of the Company’s employees. The MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the three months ended September 30, 2025 and 2024 was $22.23 per share and $17.22 per share, respectively. The following assumptions used to determine the grant-date fair values of the MSU during the following periods:

	Three Months Ended
	September 30, 2025	September 30, 2024
Expected term	3.0 years	3.0 years
Risk-free interest rate	3.70%	3.86%
Volatility	45%	48%
Dividend yield	—%	—%

As of September 30, 2025, there was $137.3 million in unrecognized compensation cost related to non-vested stock awards, including performance and market condition awards. This cost is expected to be recognized over a weighted average period of 1.95 years.

Employee Stock Purchase Plan

There were approximately 0.5 million shares issued under the ESPP during each of the three months ended September 30, 2025 and 2024, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2025	September 30, 2024
Expected term	0.5 years	0.5 years
Risk-free interest rate	4.12%	5.04%
Volatility	50%	36%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended September 30, 2025 and 2024 was $5.83 and $3.74 per share, respectively.

11.
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

Consolidated non-GAAP net income is exclusive of certain items that are non-recurring or not consistent with the Company's operations. The CODM reviews and utilizes functional expenses (costs of revenue, research and development, sales and marketing, and general and administrative) at the consolidated level to manage and assess the Company's operations. Other segment items included in consolidated non-GAAP net income are interest income, interest expense, other expense, net, and the provision for income taxes, which are reflected in the condensed consolidated statements of operations.

A reconciliation of consolidated GAAP net income (loss) to consolidated non-GAAP net income is shown in the table below:

	Three Months Ended
	September 30, 2025	September 30, 2024
GAAP net income (loss)	$5,611	$(10,504)
Adjustments:
Share-based compensation expense	21,780	19,767
Restructuring and related charges	371	1,277
Litigation charges(1)	1,937	10,715
System transition costs(2)	4,925	5,345
Amortization of intangibles	1,093	1,118
Debt refinancing charges, Other expense	—	79
Tax effect of non-GAAP adjustments	(5,573)	(5,398)
Total adjustments to GAAP net income (loss)	$24,533	$32,903
Non-GAAP net income	$30,144	$22,399

(1)Litigation charges consist of estimated settlement and related legal expenses for non-recurring litigation offset by any proceeds received or expected to be received from insurance.

(2)System transition costs consist of costs related to direct and incremental costs incurred in connection with our multi-phase transition of our customer relationship management solution, our configure, price, quote solution and our enterprise resource planning tools that were not capitalizable.

Measure of segment assets:

The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheets as “Total assets.” Depreciation expense recorded for the three months ended September 30, 2025 and 2024 was $3.7 million, and $3.9 million, respectively. Total expenditures for additions to property, plant and equipment recorded for each of the three months ended September 30, 2025 and 2024 was $6.9 million.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	September 30, 2025	June 30, 2025
Segment long-lived assets:
Americas	$178,693	$167,499
EMEA	38,900	40,299
APAC	9,865	10,550
Total segment long-lived assets	$227,458	$218,348

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other expense, net” in the accompanying condensed consolidated statements of operations. As of September 30, 2025 and June 30, 2025, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $65.1 million and $57.2 million, respectively. For the three months ended September 30, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net losses of $1.4 million and net gains of $0.8 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

There were no foreign exchange forward contracts that were designated as hedging instruments as of September 30, 2025 or June 30, 2025.

For the three months ended September 30, 2025 and 2024, the Company recognized foreign currency transaction net gains of $0.9 million and foreign currency transaction net losses of $1.4 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded restructuring charges of $0.4 million and $1.3 million during the three months ended September 30, 2025 and 2024, respectively. These charges primarily included severance and benefits costs and professional fees related to the restructuring plans executed in prior years.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the three months ended September 30, 2025 and 2024, the Company recorded restructuring charges of $0.4 million and $0.7 million related to the Q3 2024 Plan, which primarily consisted of additions to severance and benefits expenses, legal and consulting fees.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the three months ended September 30, 2024, the Company recorded restructuring charges of $0.5 million related to the Q2 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees.

Through September 30, 2025, the Company has incurred $28.7 million in restructuring charges under the Q2 2024 Plan and Q3 2024 Plan which primarily related to severance and benefits costs. The Company expects to complete these ongoing restructuring plans by the end of calendar year 2025 and does not expect to incur any significant additional charges.

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

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the restructuring liability was $0.6 million and $0.7 million, respectively related to these restructuring plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024
Balance at beginning of period	$693	$11,469
Period charges	437	1,573
Period reversals	(67)	(296)
Period payments	(445)	(8,353)
Balance at end of period	$618	$4,393

14.
Income Taxes

For the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $2.7 million and $1.5 million, respectively.

The income tax provisions for the three months ended September 30, 2025 and 2024, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three months ended September 30, 2025 and 2024 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.1 million of unrecognized tax benefits as of September 30, 2025. If fully recognized in the future, $0.1 million would impact the effective tax rate and $18.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2004 forward due to NOLs and the Company’s state income tax returns are subject to examination for fiscal years 2005 and forward due to NOLs. In general, the Company’s Irish tax returns are subject to examination by tax authorities for fiscal years 2022 and forward.

The Company is currently under examination in the U.S. by the Internal Revenue Service for the tax year ended June 30, 2023. Management believes that adequate provision has been made in the financial statements for any potential assessments that may result from tax examinations and other tax-related matters for all open tax years.

On July 4,2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes numerous changes to existing tax law including provisions providing current deductibility of domestic research and development costs, modifications to the limitation on deductibility of business interest expense and modifications to the international tax framework. This legislation has multiple effective dates, with certain provisions effective for the Company's fiscal year ended June 30, 2026 and others for the Company's fiscal year ended June 30, 2027. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The effects of the new legislation are reflected in the condensed consolidated financial statements for the period ended September 30, 2025.

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

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2025	September 30, 2024
Net income (loss)	$5,611	$(10,504)
Weighted-average shares used in per share calculation – basic	132,973	131,176
Options to purchase common stock	289	—
Restricted stock units	1,736	—
Employee Stock Purchase Plan shares	73	—
Weighted-average shares used in per share calculation – diluted	135,071	131,176

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$0.04	$(0.08)
Net income (loss) per share – diluted	$0.04	$(0.08)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024
Options to purchase common stock	—	1,063
Restricted stock units	651	5,423
Employee Stock Purchase Plan shares	289	376
Total shares excluded	940	6,862

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the first quarter ended September 30, 2025 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, and regulatory factors, currency fluctuations, and tariff and trade policies; geopolitical tensions and conflicts; risks related to pending or future litigation and a dependency on third parties for certain components and for the manufacturing of our products.

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

Extreme Networks, Inc. (“Extreme,” “Company,” “we,” “us” and “our”) is a leader in AI-powered cloud networking, focused on delivering simple and secure solutions that help businesses address challenges and enable connections among devices, applications, and users. We push the boundaries of technology, leveraging the powers of artificial intelligence (“AI”), analytics, and automation and have industry leading support services. Tens of thousands of customers globally trust Extreme to drive value, foster innovation, and overcome extreme challenges. Extreme also designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD-WAN”) infrastructure equipment. Our Extreme Platform ONETM solution, announced in December 2024 and made generally available in July 2025, is a technology platform that is designed to reduce the complexity for enterprises by seamlessly integrating networking, security and AI solutions into a single platform. AI-powered automation includes conversational, interactive and autonomous AI agents—to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex tasks.

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

Industry Background

Enterprises across every industry are going through unprecedented changes, such as digital transformation initiatives, migrating their workloads to cloud-based environments, modernizing applications, finding new ways to leverage generative, multimodal and agentic AI technology, and adapting to a distributed workforce. To accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to deliver secure, distributed connectivity and comprehensive centralized visibility. Networking is mission critical and touches all elements of how services are delivered to customers, employees, students, and patients. Managing networks from a single platform that integrates AI networking and security is critical to help reduce complexity and minimize the time it takes to complete tasks. A new category has emerged in the industry to address challenges related to managing the breadth and depth of complexities related to network administration, deployment and on-going management termed AI for networking. This new category is defined by innovation in generative, multimodal and agentic AI technology.

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

We believe that the network has never been more vital than it is today. As administrators grapple with more data, coming from more places, more connected devices, and more Software-as-a-Service (“SaaS”) based applications, the cloud is fundamental to managing and maintaining a modern network. Traditional network offerings are not well-suited to fulfill enterprise expectations for rapid delivery of new services, more flexible business models, real-time response, and massive scalability. We expect Extreme Platform ONE to deliver significant productivity gains for IT teams by streamlining network design, deployment, management, and commercial operations through its generative, multimodal, and agentic AI capabilities..

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
o
ExtremeCloud Universal ZTNA is the first network security offering to integrate network, application, and device security within a single solution. By combining Cloud Network Access Control (“NAC”) and Zero Trust Network Authentication (“ZTNA”) into a single, easy-to-use SaaS offering, we help customers ensure unified observability, frictionless user experiences and a consistent security policy for applications and devices as well as support secure hybrid work use cases for customers. As the virtual private network (“VPN”) market transitions to ZTNA, the proliferation of individual applications, each with their own policy and dashboard, is adding complexity and expense for enterprise customers. We expect the broadening of our security offering to drive significant traction for our business with growth opportunities.
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

Results of Operations

During the first quarter of fiscal 2026, we achieved the following results:

•
Net revenues of $310.2 million compared to $269.2 million in the first quarter of fiscal 2025.
•
Product revenues of $194.0 million compared to $162.3 million in the first quarter of fiscal 2025.
•
Subscription and support revenues of $116.2 million compared to $106.9 million in the first quarter of fiscal 2025.
•
Total gross margin of 60.6% of net revenues compared to 63.0% of net revenues in the first quarter of fiscal 2025.
•
Operating income of $11.3 million compared to operating loss of $4.7 million in the first quarter of fiscal 2025.
•
Net income of $5.6 million compared to net loss of $10.5 million in the first quarter of fiscal 2025.

During the first three months of fiscal 2026, we reflected the following results:

•
Cash flows used in operating activities of $14.0 million compared to cash flows provided by operating activities of $18.6 million in the three months ended September 30, 2024.
•
Cash and cash equivalents of $209.0 million as of September 30, 2025 compared to $231.7 million as of June 30, 2025.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Net revenues:
Product	$194,041	$162,284	$31,757	19.6%
Percentage of net revenues	62.5%	60.3%
Subscription and support	116,204	106,920	9,284	8.7%
Percentage of net revenues	37.5%	39.7%
Total net revenues	$310,245	$269,204	$41,041	15.2%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings which include SaaS subscription offerings, maintenance contracts, professional services and training for our products.

Product revenues increased $31.8 million or 19.6% for the three months ended September 30, 2025 as compared to the corresponding period in fiscal 2025. The increase in product revenues was primarily due to strong demand for our products, which contributed to higher bookings and higher shipments than the corresponding period in fiscal 2025.

Subscription and support revenues increased $9.3 million or 8.7% for the three months ended September 30, 2025 as compared to the corresponding period in fiscal 2025. The increase in subscription and support revenues was driven by increased adoption of our cloud network management solutions and continued growth in our subscription business.

The following table presents the product and subscription and support gross profit, and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Gross profit:
Product	$107,913	$92,882	$15,031	16.2%
Percentage of product revenues	55.6%	57.2%
Subscription and support	80,116	76,625	3,491	4.6%
Percentage of subscription and support revenues	68.9%	71.7%
Total gross profit	$188,029	$169,507	$18,522	10.9%
Percentage of net revenues	60.6%	63.0%

Product gross profit increased $15.0 million or 16.2% for the three months ended September 30, 2025 as compared to the corresponding period in fiscal 2025. The increase in product gross profit was primarily due to higher product revenues, partially offset by higher standard costs for products and increased distribution costs.

Subscription and support gross profit increased $3.5 million or 4.6% for the three months ended September 30, 2025 as compared to the corresponding period in fiscal 2025. The increase in subscription and support gross profit was primarily due to higher subscription revenues, partially offset by higher professional services costs and higher subscription hosting costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2025	September 30, 2024	$ Change	% Change
Research and development	$57,753	$54,451	$3,302	6.1%
Sales and marketing	88,923	81,383	7,540	9.3%
General and administrative	29,187	36,601	(7,414)	(20.3)%
Restructuring and related charges	371	1,277	(906)	(70.9)%
Amortization of intangible assets	500	512	(12)	(2.3)%
Total operating expenses	$176,734	$174,224	$2,510	1.4%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $3.3 million or 6.1% for the three months ended September 30, 2025 as compared to the corresponding period in fiscal 2025. The increase in research and development expenses was primarily due to a $2.1 million increase in personnel costs due to higher headcount and higher compensation and benefits costs, a $1.0 million increase in engineering project costs, and $0.8 million increase in information technology, equipment and depreciation costs, offset by a $0.6 million decrease in facilities and occupancy related costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $7.5 million or 9.3% for the three months ended September 30, 2025 as compared to the corresponding period in fiscal 2025. The increase in sales and marketing expenses was primarily due to a $4.6 million increase in personnel costs due to higher salaries and benefits costs, a $2.0 million increase in sales and marketing costs primarily related to higher sales commissions and higher travel costs, and a $1.0 million increase in other expenses primarily related to information technology and equipment costs and professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses decreased by $7.4 million or 20.3% for the three months ended September 30, 2025 as compared to the corresponding period in fiscal 2025. The decrease in general and administrative expenses was primarily driven by a $8.8 million decrease in legal costs related to litigation matters, and a $0.6 million decrease in professional services, partially offset by a $2.0 million increase in personnel costs due to higher salaries, benefits and share-based compensation costs.

Restructuring and Related Charges

For the three months ended September 30, 2025, we recorded restructuring charges of $0.4 million which primarily consisted of additions to severance and benefits costs and professional services fees as well as reversals of previously established accruals related to unused severance benefits associated with the reduction-in-force actions related to the “Q2 2024 Plan”, and “Q3 2024 Plan”, each as described in Note 13, Restructuring and Related Charges, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three months ended September 30, 2024, we recorded restructuring and related charges of $1.3 million, which primarily consisted of additional severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q2 2024 Plan”, and “Q3 2024 Plan”, each as described in Note 13, Restructuring and Related Charges, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

Amortization of Intangible Assets

During the three months ended September 30, 2025 and 2024, we recorded $0.5 million of operating expenses for each period related to the amortization of intangible assets.

Interest Income

During the three months ended September 30, 2025 and 2024, we recorded $1.2 million and $0.8 million, respectively, in interest income. The increase in interest income was primarily related to the higher interest earned on our cash accounts due to higher cash and cash equivalents balances held during the first quarter in fiscal 2026.

Interest Expense

During the three months ended September 30, 2025 and 2024, we recorded $3.7 million and $4.4 million, respectively, in interest expense related to the debt obligations held under our Amended Credit Agreement. The decrease in interest expense was primarily due to lower average rates under the Amended Credit Agreement.

Other Expense, Net

During the three months ended September 30, 2025 and 2024, we recorded other expense, net of $0.5 million and $0.7 million, respectively. The other expense, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2025 and 2024, we recorded income tax provision of $2.7 million and $1.5 million, respectively.

The income tax provisions for the three months ended September 30, 2025 and 2024 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System.

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

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2025, we consider the following accounting policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	September 30, 2025	June 30, 2025
Cash and cash equivalents	$209,003	$231,745

As of September 30, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $209.0 million, accounts receivable, net of $145.8 million, and available borrowings under our 2023 Revolving Facility of $110.8 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, repayments of debt and related interest and share repurchases. We believe that our $209.0 million of cash and cash equivalents at September 30, 2025, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On February 18, 2025, we announced that our Board had authorized management to repurchase up to $200 million of shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Under these repurchase programs, purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2025 Repurchase Program does not obligate us to acquire any shares of our common stock, and it may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended September 30, 2025, we repurchased a total of 577,281 shares of our common stock on the open market at a total cost of $12.0 million with an average price of $20.79 per share. As of September 30, 2025, the Company had $188.0 million available under the 2025 Repurchase Program.

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

As of September 30, 2025, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024
Net cash provided by (used in) operating activities	$(13,998)	$18,585
Net cash used in investing activities	(6,855)	(6,916)
Net cash used in financing activities	(1,716)	(9,121)
Foreign currency effect on cash and cash equivalents	(173)	299
Net increase (decrease) in cash and cash equivalents	$(22,742)	$2,847

Net Cash Provided by (Used in) Operating Activities

Cash flows used in operations in the three months ended September 30, 2025 were $14.0 million, including our net income of $5.6 million and non-cash expenses of $29.8 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory, provision for doubtful accounts and interest. Other uses of cash for the period included decreases in other accrued liabilities, accrued compensation and benefits, and operating lease liabilities, and increases in accounts receivable and other assets. This was partially offset by increases in deferred revenue and accounts payable and a decrease in inventory.

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

Net Cash Used in Investing Activities

Cash flows used in investing activities in the three months ended September 30, 2025 were $6.9 million for the purchases of property and equipment and the capitalized software development costs.

Cash flows used in investing activities in the three months ended September 30, 2024 were $6.9 million for the purchases of property and equipment.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the three months ended September 30, 2025 were $1.7 million primarily due to share repurchases of $12.0 million under the 2025 Repurchase Program, payments of $11.0 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options, and debt repayments of $3.8 million, partially offset by a $25.0 million borrowing against the 2023 Revolving Facility.

Cash flows used in financing activities in the three months ended September 30, 2024 were $9.1 million primarily due to payment of $5.9 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options, a payment of $0.7 million for debt financing costs related to the Amended Credit Agreement, and a debt repayment of $2.5 million.

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents increased in the three months ended September 30, 2025, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of September 30, 2025, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of September 30, 2025, we had $199.4 million of debt outstanding, which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of September 30, 2025, we had non-cancelable commitments to purchase $48.8 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of September 30, 2025, we had contractual commitments of $15.1 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of September 30, 2025, the value of our obligations under operating leases was $50.1 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of September 30, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. At September 30, 2025, we had $201.2 million of debt outstanding. During the quarter ended September 30, 2025, the average daily outstanding amount was $188.9 million, with a high of $205.0 million and a low of $180.0 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2025, on the outstanding borrowings under the Amended Credit Agreement as of September 30, 2025, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of June 30, 2025	100 bps	50 bps
Debt	$(1,889)	$(945)	$188,900	$1,889	$945

* The underlying interest rate was 6.54% as of September 30, 2025.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of September 30, 2025 and 2024 foreign exchange forward contracts not designated as hedging instruments, had a total notional principal amount of $65.1 million and $42.6 million, respectively. Changes in the fair value of derivatives are recognized in “Other expense, net.”

For the three months ended September 30, 2025 and 2024, the Company recognized foreign currency transaction net gains of $0.9 million and foreign currency transaction net losses of $1.4 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and Note 8, Commitments and Contingencies, to the Notes to Condensed Consolidated Financial Statements, in this Report, which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2025.

The following table provides stock repurchase activity during the three months ended September 30, 2025 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(1)	Plans or Programs	(1) (2)
Beginning amount available to repurchase				$200,000
July 1, 2025 - July 31, 2025	—	$—	—	200,000
August 1, 2025 - August 31, 2025	492,256	20.65	492,256	189,834
September 1, 2025 - September 30, 2025	85,025	21.57	85,025	188,000
Total	577,281	$20.79	577,281
Remaining amount available for repurchase(2)				$188,000

(1)
On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Refer to Note 9, Stockholders’ Equity, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report for further information regarding the 2025 Share Repurchase Program.
(2)
The aggregate price and the average price per share does not include the effect of the excise tax under the provision of the Inflation Reduction Act.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

Rule 10b5-1 Trading Plan

On August 28, 2025, Edward Meyercord, the Company's President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 900,000 shares of the Company's common stock until December 31, 2026.

On September 2, 2025, Rajendra K. Khanna, a member of the Company's board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 35,000 shares of the Company's common stock until October 30, 2026.

On September 4, 2025, Katayoun ("Katy") Motiey, the Company's Chief Legal, Administrative & Sustainability Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 45,161 shares of the Company's common stock until January 5, 2027.

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) October 30, 2025