Form 10-Q
period 2025-12-31
EXTREME NETWORKS INC
filed 2026-01-29
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of January 23, 2026, the registrant had 134,269,540 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

December 31, 2025

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$219,791	$231,745
Accounts receivable, net	152,427	126,708
Inventories	83,593	102,578
Prepaid expenses and other current assets	79,917	74,265
Total current assets	535,728	535,296
Property and equipment, net	50,228	44,366
Operating lease right-of-use assets, net	34,925	38,655
Goodwill	399,850	399,574
Intangible assets, net	4,682	6,541
Other assets	143,253	128,786
Total assets	$1,168,666	$1,153,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,814	$63,939
Accrued compensation and benefits	66,527	62,895
Accrued warranty	9,628	9,684
Current portion of deferred revenue	328,164	325,078
Current portion of long-term debt, net of unamortized debt issuance costs of $698 and $729, respectively	16,802	14,271
Current portion of operating lease liabilities	12,233	11,456
Other accrued liabilities	66,974	100,552
Total current liabilities	565,142	587,875
Deferred revenue, less current portion	314,728	292,415
Long-term debt, less current portion, net of unamortized debt issuance costs of $937 and $1,276, respectively	154,063	163,724
Operating lease liabilities, less current portion	29,025	33,991
Deferred income taxes	7,196	7,033
Other long-term liabilities	2,600	2,596
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 155,339 and 152,673 shares issued, respectively; 134,153 and 132,064 shares outstanding, respectively	155	153
Additional paid-in-capital	1,328,970	1,298,791
Accumulated other comprehensive loss	(9,477)	(8,137)
Accumulated deficit	(935,942)	(949,429)
Treasury stock at cost, 21,186 shares and 20,609 shares, respectively	(287,794)	(275,794)
Total stockholders’ equity	95,912	65,584
Total liabilities and stockholders’ equity	$1,168,666	$1,153,218

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net revenues:
Product	$197,765	$172,261	$391,806	$334,545
Subscription and support	120,160	107,094	236,364	214,014
Total net revenues	317,925	279,355	628,170	548,559
Cost of revenues:
Product	87,000	72,604	173,128	142,006
Subscription and support	35,845	31,628	71,933	61,923
Total cost of revenues	122,845	104,232	245,061	203,929
Gross profit:
Product	110,765	99,657	218,678	192,539
Subscription and support	84,315	75,466	164,431	152,091
Total gross profit	195,080	175,123	383,109	344,630
Operating expenses:
Research and development	57,522	54,883	115,275	109,334
Sales and marketing	89,393	79,967	178,316	161,350
General and administrative	34,599	26,064	63,786	62,665
Restructuring and related charges	167	1,035	538	2,312
Amortization of intangible assets	407	509	907	1,021
Total operating expenses	182,088	162,458	358,822	336,682
Operating income	12,992	12,665	24,287	7,948
Interest income	1,132	839	2,329	1,685
Interest expense	(3,360)	(4,179)	(7,013)	(8,601)
Other income (expense), net	(360)	661	(847)	(60)
Income before income taxes	10,404	9,986	18,756	972
Provision for income taxes	2,528	2,604	5,269	4,094
Net income (loss)	$7,876	$7,382	$13,487	$(3,122)

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$0.06	$0.06	$0.10	$(0.02)
Net income (loss) per share – diluted	$0.06	$0.06	$0.10	$(0.02)

Shares used in per share calculation – basic	133,914	132,381	133,443	131,778
Shares used in per share calculation – diluted	135,166	134,107	135,379	131,778

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income (loss)	$7,876	$7,382	$13,487	$(3,122)
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Net realized losses reclassified into earnings on foreign currency cash flow hedges	22	—	22	—
Change in unrealized gains and losses on foreign currency cash flow hedges	(204)	—	(204)	—
Net change from derivatives designated as hedging instruments	(182)	—	(182)	—
Net change in foreign currency translation adjustments	288	(7,972)	(1,158)	(3,871)
Other comprehensive income (loss):	106	(7,972)	(1,340)	(3,871)
Total comprehensive income (loss)	$7,982	$(590)	$12,147	$(6,993)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at September 30, 2024	150,265	$150	$1,234,220	$(11,382)	(18,219)	$(237,801)	$(952,466)	$32,721
Net income	—	—	—	—	—	—	$7,382	7,382
Other comprehensive loss	—	—	—	(7,972)	—	—	—	(7,972)
Issuance of common stock from equity incentive plans, net of tax withholdings	601	1	(2,376)	—	—	—	—	(2,375)
Share-based compensation	—	—	21,452	—	—	—	—	21,452
Balance at December 31, 2024	150,866	$151	$1,253,296	$(19,354)	(18,219)	$(237,801)	$(945,084)	$51,208

Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net loss	—	—	—	—	—	—	(3,122)	(3,122)
Other comprehensive loss	—	—	—	(3,871)	—	—	—	(3,871)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,363	2	(8,302)	—	—	—	—	(8,300)
Share-based compensation	—	—	41,219	—	—	—	—	41,219
Balance at December 31, 2024	150,866	$151	$1,253,296	$(19,354)	(18,219)	$(237,801)	$(945,084)	$51,208

Balance at September 30, 2025	154,839	$155	$1,309,603	$(9,583)	(21,186)	$(287,794)	$(943,818)	$68,563
Net income	—	—	—	—	—	—	7,876	7,876
Other comprehensive income	—	—	—	106	—	—	—	106
Issuance of common stock from equity incentive plans, net of tax withholdings	500	—	(3,532)	—	—	—	—	(3,532)
Share-based compensation	—	—	22,899	—	—	—	—	22,899
Balance at December 31, 2025	155,339	$155	$1,328,970	$(9,477)	(21,186)	$(287,794)	$(935,942)	$95,912

Balance at June 30, 2025	152,673	$153	$1,298,791	$(8,137)	(20,609)	$(275,794)	$(949,429)	$65,584
Net income	—	—	—	—	—	—	13,487	13,487
Other comprehensive loss	—	—	—	(1,340)	—	—	—	(1,340)
Issuance of common stock from equity incentive plans, net of tax withholdings	2,666	2	(14,500)	—	—	—	—	(14,498)
Repurchase of stock	—	—	—	—	(577)	(12,000)	—	(12,000)
Share-based compensation	—	—	44,679	—	—	—	—	44,679
Balance at December 31, 2025	155,339	$155	$1,328,970	$(9,477)	(21,186)	$(287,794)	$(935,942)	$95,912

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income (loss)	$13,487	$(3,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,793	7,804
Amortization of intangible assets	1,870	2,251
Amortization of cloud computing implementation costs	1,025	—
Reduction in carrying amount of right-of-use asset	5,104	4,894
Provision for credit losses	320	27
Share-based compensation	44,679	41,219
Deferred income taxes	414	(987)
Provision for (benefit from) excess and obsolete inventory	1,270	(271)
Non-cash interest expense	609	594
Other	951	(801)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,039)	(28,083)
Inventories	15,821	411
Prepaid expenses and other assets	(25,724)	(9,969)
Accounts payable	766	1,177
Accrued compensation and benefits	3,342	16,995
Operating lease liabilities	(5,554)	(5,375)
Deferred revenue	27,920	17,421
Other current and long-term liabilities	(31,914)	(4,067)
Net cash provided by operating activities	36,140	40,118
Cash flows from investing activities:
Capital expenditures for property, equipment and capitalized software development costs	(13,922)	(12,325)
Net cash used in investing activities	(13,922)	(12,325)
Cash flows from financing activities:
Borrowings under revolving facility	25,000	—
Payments on revolving facility	(25,000)	—
Payments on debt obligations	(7,500)	(5,000)
Payments on debt financing costs	—	(695)
Repurchase of common stock	(12,000)	—
Payments for tax withholdings, net of proceeds from issuance of common stock	(14,498)	(8,300)
Net cash used in financing activities	(33,998)	(13,995)
Foreign currency effect on cash and cash equivalents	(174)	(175)
Net increase (decrease) in cash and cash equivalents	(11,954)	13,623

Cash and cash equivalents at beginning of period	231,745	156,699
Cash and cash equivalents at end of period	$219,791	$170,322

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at December 31, 2025. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for fiscal 2026 or any future periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures. The standard introduces a new disclosure principle for interim reporting to help entities determine whether disclosures not specified in Topic 270 should be provided in interim periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU amends certain aspects of existing guidance to more closely align hedge accounting with the economics of the Company’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods and should be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-09 on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to prescriptive and sequential software development stages and requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed, and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax disclosures primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company will be adopting ASU 2023-09 for fiscal year ended June 30, 2026.

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

As of December 31, 2025, the Company had $642.9 million of remaining performance obligations, which is primarily comprised of deferred SaaS subscription and deferred support revenues. The Company expects to recognize approximately 30% of its deferred revenue as revenue in the remainder of fiscal 2026, an additional 34% in fiscal 2027, and the remaining 36% of the balance thereafter.

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

Revenue recognized for the three months ended December 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of each period was $107.6 million and $101.3 million, respectively. Revenue recognized for the six months ended December 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of each period was $193.7 million and $183.3 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $29.4 million and $26.9 million as of December 31, 2025 and June 30, 2025, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended December 31, 2025 and 2024 was $3.5 million and $3.1 million, respectively. Amortization recognized during the six months ended December 31, 2025 and 2024 was $6.9 million and $6.1 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations, which were satisfied or partially satisfied during previous periods.

Revenues by Geography

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the Company’s net revenues disaggregated by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Americas:
United States	$135,173	$119,678	$271,557	$272,931
Other	13,218	11,710	26,093	23,892
Total Americas	148,391	131,388	297,650	296,823
EMEA	140,389	128,257	261,635	213,175
APAC	29,145	19,710	68,885	38,561
Total net revenues	$317,925	$279,355	$628,170	$548,559

Geographic Concentrations

For the three and six months ended December 31, 2025 the Company generated 15% and 13% of its net revenues from the Netherlands, respectively. For the three and six months ended December 31, 2024, the Company generated 15% and 11% of its net revenues from the Netherlands, respectively. No other foreign country accounted for 10% or more of the Company's net revenues for the three and six months ended December 31, 2025 and 2024.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table presents customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Westcon Group, Inc.	22%	22%	19%	18%
TD Synnex Corporation	17%	17%	16%	19%
Jenne, Inc.	16%	15%	17%	18%

The following table presents major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	December 31, 2025	June 30, 2025
Jenne, Inc.	22%	22%
Westcon Group, Inc.	16%	*
TD Synnex Corporation	10%	*
Ericsson, Inc.	*	11%
* Less than 10% of accounts receivable

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company's cash and cash equivalents (in thousands):

	December 31, 2025	June 30, 2025
Cash	$213,605	$225,656
Cash equivalents	6,186	6,089
Total cash and cash equivalents	$219,791	$231,745

Inventories

The following table summarizes the Company's inventory by category (in thousands):

	December 31, 2025	June 30, 2025
Finished goods	$49,022	$57,770
Raw materials	34,571	44,808
Total inventories	$83,593	$102,578

Property and Equipment, Net

The following table summarizes the Company's property and equipment, net by category (in thousands):

	December 31, 2025	June 30, 2025
Computers and equipment	$85,566	$80,782
Software	64,227	62,089
Office equipment, furniture and fixtures	8,137	8,031
Leasehold improvements	48,133	47,962
Total property and equipment	206,063	198,864
Less: accumulated depreciation and amortization	(155,835)	(154,498)
Property and equipment, net	$50,228	$44,366

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Balance at beginning of period	$9,625	$10,239	$9,684	$10,942
New warranties issued	2,767	3,045	5,792	5,531
Warranty expenditures	(2,764)	(3,248)	(5,848)	(6,437)
Balance at end of period	$9,628	$10,036	$9,628	$10,036

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$6,186	$—	$6,186
Foreign currency derivatives not designated as hedging instruments	—	124	—	124
Total assets measured at fair value	$—	$6,310	$—	$6,310
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$45	$—	$45
Foreign currency derivatives designated as hedging instruments	—	182	—	182
Total liabilities measured at fair value	$—	$227	$—	$227

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$6,089	$—	$6,089
Foreign currency derivatives not designated as hedging instruments	—	298	—	298
Total assets measured at fair value	$—	$6,387	$—	$6,387
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$11	$—	$11
Total liabilities measured at fair value	$—	$11	$—	$11

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable, and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The Company's level 2 assets consist of certificates of deposit and derivative instruments. Certificates of deposit do not have regular market pricing and are considered Level 2. The fair value of derivative instruments under the Company’s foreign exchange forward contracts and zero-cost collar contracts are estimated based on valuations provided by alternative pricing sources supported by observable inputs, which is considered Level 2.

As of December 31, 2025 and June 30, 2025, the Company had investment in certificates of deposit of $6.2 million and $6.1 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of December 31, 2025 and June 30, 2025, their fair value approximated their amortized cost.

As of December 31, 2025 and June 30, 2025, the Company had foreign exchange forward contracts that were not designated as hedging instruments with a total notional principal amount of $68.4 million and $57.2 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other income (expense), net” in the condensed consolidated statements of operations. For the three months ended December 31, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $0.4 million and $2.1 million, respectively. For the six months ended December 31, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $1.8 million and $1.3 million, respectively. See Note 12, Derivatives and Hedging, for additional information.

As of December 31, 2025, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $55.1 million. As of June 30, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments. The changes in fair value of these zero-cost collar contracts designated as hedging instruments are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of the zero-cost collar contracts are reclassified into the condensed consolidated statement of operations in the period that the hedged item impacts earnings. For each of the three and six months ended December 31, 2025, these contracts had unrealized losses of $0.2 million which are recorded as a component of "Accumulated other comprehensive loss". See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the Amended Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the Amended Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $172.5 million and $180.0 million as of December 31, 2025 and June 30, 2025, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of December 31, 2025 and June 30, 2025, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the three and six months ended December 31, 2025 and 2024. There were no impairments recorded for the three and six months ended December 31, 2025 and 2024.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
December 31, 2025
Developed technology	2.7 years	$170,538	$166,877	$3,661
Customer relationships	0.6 years	66,630	65,681	949
Trade names	0.0 years	10,700	10,700	—
License agreements	1.0 years	1,282	1,210	72
Total intangible assets, net*		$249,150	$244,468	$4,682
* The carrying amount of foreign intangible assets are affected by foreign currency translation.

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2025
Developed technology	3.0 years	$170,480	$165,908	$4,572
Customer relationships	1.0 years	64,824	62,961	1,863
Trade names	0.0 years	10,700	10,700	—
License agreements	1.4 years	1,282	1,176	106
Total intangible assets, net*		$247,286	$240,745	$6,541
* The carrying amount of foreign intangible assets are affected by foreign currency translation.

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Amortization of intangible assets in “Total cost of revenues”	$352	$606	$963	$1,230
Amortization of intangible assets in “Total operating expenses”	407	509	907	1,021
Total amortization expense	$759	$1,115	$1,870	$2,251

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2026 (the remainder of fiscal 2026)	$1,524
2027	1,524
2028	1,353
2029	281
Total	$4,682

Goodwill

The Company had goodwill in the amount of $399.9 million and $399.6 million as of December 31, 2025 and June 30, 2025, respectively. The change in goodwill during the six months ended December 31, 2025 is primarily due to foreign currency translation adjustments which are recorded as a component of "Accumulated other comprehensive loss" in the condensed consolidated balance sheets.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	December 31, 2025	June 30, 2025
Current portion of long-term debt:
Term loan	$17,500	$15,000
Less: unamortized debt issuance costs	(698)	(729)
Current portion of long-term debt	$16,802	$14,271

Long-term debt, less current portion:
Term loan	$155,000	$165,000
Less: unamortized debt issuance costs	(937)	(1,276)
Total long-term debt, less current portion	154,063	163,724
Total debt	$170,865	$177,995

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

On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with the Company's operations and activities. Further, the Amended Credit Agreement provided a waiver for the Company's compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024. As of December 31, 2025, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs is included in “Interest expense” in the accompanying condensed consolidated statements of operations was $0.3 million for each of the three months ended December 31, 2025 and 2024, and was $0.6 million for each of the six months ended December 31, 2025 and 2024. The interest rate was 5.92% and 6.84% as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company did not have any outstanding balance against its 2023 Revolving Facility and had $135.8 million of availability for borrowing under the 2023 Revolving Facility. During the three and six months ended December 31, 2025 and 2024, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of December 31, 2025.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of December 31, 2025, the Company had commitments to purchase $52.2 million of inventory.

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

On February 27, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Turner v. Brown et al., Case No. 3:25-cv-02101. On March 6, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Hemani v. Meyercord et al., Case No. 3:25-cv-02318-AGT. On March 25, 2025, a shareholder derivative case was filed in the United States District Court for the Eastern District of North Carolina captioned Miller v. Meyercord et al., Case No. 5:25-cv-00161. Each of these shareholder derivative cases names current and former officers, directors, and employees of the Company as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the Class Action. Plaintiffs filed an amended complaint in the two California shareholder derivative cases on December 1, 2025. The Company filed a motion to dismiss the amended complaint on December 19, 2025. The North Carolina case remains stayed pending a decision on the motion to dismiss the second amended complaint in the Class Action.

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

9.
Stockholders’ Equity

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2025 to increase the maximum number of available shares by 6.8 million shares, which was approved by the stockholders of the Company at the annual meeting of stockholders held on November 12, 2025.

Common Stock Repurchases

On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

During the three months ended December 31, 2025, the Company did not repurchase any shares of its common stock. During the six months ended December 31, 2025, the Company repurchased a total of 577,281 shares of its common stock on the open market at a total cost of $12.0 million with an average price of $20.79 per share. During the three and six months ended December 31, 2024, the Company did not repurchase any shares of its common stock. As of December 31, 2025, approximately $188.0 million remains available for share repurchases under the 2025 Repurchase Program.

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

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	December 31, 2025	June 30, 2025
2013 Equity Incentive Plan shares available for grant	13,153	10,935
Employee stock options and awards outstanding	8,509	7,566
2014 Employee Stock Purchase Plan	5,418	5,952
Total shares reserved for issuance	27,080	24,453

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Cost of product revenues	$796	$680	$1,548	$1,298
Cost of subscription and support revenues	759	798	1,486	1,487
Research and development	4,639	4,467	9,086	8,680
Sales and marketing	8,009	7,596	15,522	14,478
General and administrative	8,696	7,911	17,037	15,276
Total share-based compensation expense	$22,899	$21,452	$44,679	$41,219

Stock Options

The following table summarizes stock option activity for the six months ended December 31, 2025 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2025	496	$6.70	1.16	$5,580
Granted	—	—
Exercised	(121)	—
Canceled	—	—
Options outstanding at December 31, 2025	375	$6.70	0.66	$3,727
Vested and expected to vest at December 31, 2025	375	$6.70	0.66	$3,727
Exercisable at December 31, 2025	375	$6.70	0.66	$3,727

There were no stock options granted during the three and six months ended December 31, 2025 and 2024.

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

The following table summarizes stock award activity for the six months ended December 31, 2025 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2025	7,070	$19.53
Granted	4,351	20.87
Released	(3,185)	18.86
Canceled	(102)	19.84
Non-vested stock awards outstanding at December 31, 2025	8,134	$20.57
Stock awards expected to vest at December 31, 2025	8,134	$20.57	$167,311

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company.

During the six months ended December 31, 2025, the Company granted 0.8 million stock awards with vesting based on market conditions (“MSU”) to certain of the Company’s employees. The MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the six months ended December 31, 2025 and 2024 was $22.23 per share and $17.22 per share, respectively. The following assumptions used to determine the grant-date fair values of the MSU during the following periods:

	Equity Incentive Plan
	Six Months Ended
	December 31, 2025	December 31, 2024
Expected term	3.0 years	3.0 years
Risk-free interest rate	3.70%	3.86%
Volatility	45%	48%
Dividend yield	—%	—%

As of December 31, 2025, there was $119.8 million in unrecognized compensation cost related to non-vested stock awards, including performance and market condition awards. This cost is expected to be recognized over a weighted average period of 1.80 years.

Employee Stock Purchase Plan

There were approximately 0.5 million shares issued under the ESPP during each of the six months ended December 31, 2025 and 2024, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Six Months Ended
	December 31, 2025	December 31, 2024
Expected term	0.5 years	0.5 years
Risk-free interest rate	4.12%	5.04%
Volatility	50%	36%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the six months ended December 31, 2025 and 2024 was $5.83 and $3.74 per share, respectively.

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

Measure of segment profit or loss:

The Company’s chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information presented on a consolidated basis and uses consolidated non-GAAP net income to measure segment profit or loss and decide where to allocate and invest additional resources within the business. Consolidated non-GAAP net income is also used in the Company's annual budgeting and forecasting processes to establish goals and compare actual results against both budgeted targets and historical performance.

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

A reconciliation of consolidated GAAP net income (loss) to consolidated non-GAAP net income is shown in the table below (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
GAAP net income (loss)	$7,876	$7,382	$13,487	$(3,122)
Adjustments:
Share-based compensation expense	22,899	21,452	44,679	41,219
Restructuring and related charges	167	1,035	538	2,312
Litigation charges(1)	822	877	2,759	11,593
System transition costs(2)	6,467	4,026	11,392	9,371
Other non-recurring costs(3)	3,648	—	3,648	—
Amortization of intangibles	741	1,098	1,834	2,216
Debt refinancing charges	—	—	—	79
Tax effect of non-GAAP adjustments	(7,895)	(7,297)	(13,468)	(12,695)
Total adjustments to GAAP net income (loss)	$26,849	$21,191	$51,382	$54,095
Non-GAAP net income	$34,725	$28,573	$64,869	$50,973

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

(3)Other non-recurring costs consist of certain external advisory and professional fees incurred for various non-recurring transactions and activities that occur outside of the normal course of business.

Measure of segment assets:

The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheets as “Total assets.” Depreciation expense recorded for the three months ended December 31, 2025 and 2024 was $3.9 million and $3.8 million, respectively. Depreciation expense recorded for each of the six months ended December 31, 2025 and 2024 was $7.7 million.

Total expenditures for additions to property, plant and equipment recorded for each of the three months ended December 31, 2025 and 2024 was $7.1 million and $5.4 million, respectively. Total expenditures for additions to property, plant and equipment recorded for the six months ended December 31, 2025 and 2024 was $13.9 million and $12.3 million, respectively.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	December 31, 2025	June 30, 2025
Segment long-lived assets:
Americas	$185,144	$167,499
EMEA	38,686	40,299
APAC	9,258	10,550
Total segment long-lived assets	$233,088	$218,348

12.
Derivatives and Hedging

The Company uses derivative financial instruments to manage exposures to foreign currency risk that may or may not be designated as hedging instruments. The Company’s objective for holding derivatives is to use the most effective methods to minimize the impact of these exposures. The Company does not enter into derivatives for speculative or trading purposes. The Company enters into foreign exchange forward or zero-cost collar contracts to attempt to mitigate the effect of gains and losses generated by foreign currency transactions related to certain forecasted operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies.

Foreign Exchange Forward Contracts

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying condensed consolidated statements of operations. As of December 31, 2025 and June 30, 2025, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $68.4 million and $57.2 million, respectively. For the three months ended December 31, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net losses of $0.4 million and $2.1 million, respectively. For the six months ended December 31, 2025 and 2024, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $1.8 million and $1.3 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

Zero-Cost Collar Contracts

During the three and six months ended December 31, 2025, the Company entered into zero-cost collar contracts that were designated as cash flow hedges, to hedge the foreign currency risk associated with forecasted foreign currency denominated operating expenses. The changes in fair value of these derivatives are recorded as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in "Accumulated other comprehensive loss" related to the changes in the fair value of these derivatives are reclassified to the condensed consolidated statement of operations in the same period in which the underlying hedged transaction affects earnings.

As of December 31, 2025, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $55.1 million and had maturities of less than twelve months. As of June 30, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments. For the three and six months ended December 31, 2025, these contracts had unrealized losses of $0.2 million which are recorded as a component of "Accumulated other comprehensive loss" and realized net losses of less than $0.1 million reclassified to the condensed consolidated statement of operations.

Foreign Currency Transactions

For the three months ended December 31, 2025 and 2024, the Company recognized foreign currency transaction net losses of less than $0.1 million and foreign currency transaction net gains of $2.8 million, respectively, and for the six months ended December 31, 2025 and 2024, the Company recognized foreign currency transaction net gains of $1.0 million and $1.4 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded restructuring charges of $0.2 million and $1.0 million during the three months ended December 31, 2025 and 2024, respectively. The Company recorded restructuring charges of $0.5 million and $2.3 million during the six months ended December 31, 2025 and 2024, respectively. These charges primarily included severance and benefits costs and professional fees as well as asset disposal costs related to the restructuring plans executed in prior years.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the three months ended December 31, 2025, the Company did not record any restructuring charges related to the Q3 2024 Plan. During the six months ended December 31, 2025, the Company recorded restructuring charges of $0.4 million related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees. During the three and six months ended December 31, 2024, the Company recorded restructuring charges of $0.9 million and $1.5 million, respectively, related to the Q3 2024 Plan. These charges primarily consisted of severance and benefits expenses, legal and consulting fees.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the three and six months ended December 31, 2025, the Company recorded restructuring benefits of $0.1 million and $0.2 million, respectively, related to the Q2 2024 Plan, which primarily consisted of reversals of previously established accruals related to unused severance benefits. During the three and six months ended December 31, 2024, the Company recorded restructuring charges of less than $0.1 million and $0.6 million, respectively, related to the Q2 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees.

Through December 31, 2025, the Company has incurred $28.6 million in restructuring charges under the Q2 2024 Plan and Q3 2024 Plan which primarily related to severance and benefits costs. As of December 31, 2025 these plans were substantially complete.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company moved engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company's labs. During the three and six months ended December 31, 2025, the Company recorded charges of $0.3 million for asset disposals related to the 2023 Plan. During the six months ended December 31, 2024, the Company recorded restructuring charges of approximately $0.1 million related to the 2023 Plan. As of December 31, 2025 this plan was complete.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of December 31, 2025 and June 30, 2025, the restructuring liability was less than $0.1 million and $0.7 million, respectively, related to these restructuring plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Balance at beginning of period	$618	$4,393	$693	$11,469
Period charges	—	1,134	437	2,707
Period reversals	(114)	(97)	(180)	(393)
Period payments	(436)	(2,032)	(882)	(10,385)
Balance at end of period	$68	$3,398	$68	$3,398

14.
Income Taxes

For the three months ended December 31, 2025 and 2024, the Company recorded an income tax provision of $2.5 million and $2.6 million, respectively. For the six months ended December 31, 2025 and 2024, the Company recorded an income tax provision of $5.3 million and $4.1 million, respectively.

The income tax provisions for the three and six months ended December 31, 2025 and 2024, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three and six months ended December 31, 2025 and 2024 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

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

The Company had $18.2 million of unrecognized tax benefits as of December 31, 2025. If fully recognized in the future, $0.1 million would impact the effective tax rate and $18.1 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes numerous changes to existing tax law including provisions providing current deductibility of domestic research and development costs, modifications to the limitation on deductibility of business interest expense and modifications to the international tax framework. This legislation has multiple effective dates, with certain provisions effective for the Company's fiscal year ended June 30, 2026 and others for the Company's fiscal year ended June 30, 2027. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The effects of the new legislation are reflected in the condensed consolidated financial statements for the period ended December 31, 2025.

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

The following table presents the calculation of net income (loss) per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income (loss)	$7,876	$7,382	$13,487	$(3,122)
Weighted-average shares used in per share calculation – basic	133,914	132,381	133,443	131,778
Options to purchase common stock	258	551	274	—
Restricted stock units	915	1,100	1,556	—
Employee Stock Purchase Plan shares	79	75	106	—
Weighted-average shares used in per share calculation – diluted	135,166	134,107	135,379	131,778

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$0.06	$0.06	$0.10	$(0.02)
Net income (loss) per share – diluted	$0.06	$0.06	$0.10	$(0.02)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Options to purchase common stock	—	—	—	997
Restricted stock units	537	1,295	554	5,638
Employee Stock Purchase Plan shares	620	695	452	545
Total shares excluded	1,157	1,990	1,006	7,180

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the second quarter ended December 31, 2025 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, and regulatory factors, currency fluctuations, and tariff and trade policies; geopolitical tensions and conflicts; risks related to pending or future litigation and dependency on third parties for certain components and for the manufacturing of our products.

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

Extreme Networks, Inc. (“Extreme,” “Company,” “we,” “us” and “our”) is a leader in AI-powered cloud networking, focused on delivering simple and secure solutions that help businesses address challenges and enable connections among devices, applications, and users. We push the boundaries of technology, leveraging the powers of artificial intelligence (“AI”), analytics, and automation and have industry-leading support services. Tens of thousands of customers globally trust Extreme to drive value, foster innovation, and overcome extreme challenges. Extreme also designs, develops, and manufactures wired, wireless, and software-defined wide area-network (“SD-WAN”) infrastructure equipment. Our Extreme Platform ONETM solution, announced in December 2024 and made generally available in July 2025, is a technology platform that is designed to reduce the complexity for enterprises by seamlessly integrating networking, security and AI solutions into a single platform. AI-powered automation includes conversational, interactive and autonomous AI agents—to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex tasks.

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

Service providers are investing in network enhancements with platforms and applications that deliver data insights, provide flexibility, and can quickly respond to new user demands and 5G use cases. The scale of issues and challenges seen within service provider networks is even greater than the enterprise network—thus they too can greatly benefit from operational gains from Extreme Platform ONE.

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
o
ExtremeCloud Universal ZTNA is the first network security offering to integrate network, application, and device security within a single solution. By combining Cloud Network Access Control (“NAC”) and Zero Trust Network Access (“ZTNA”) into a single, easy-to-use SaaS offering, we help customers ensure unified observability, frictionless user experiences and a consistent security policy for applications and devices as well as support secure hybrid work use cases for customers. As the virtual private network (“VPN”) market transitions to ZTNA, the proliferation of individual applications, each with their own policy and dashboard, is adding complexity and expense for enterprise customers. We expect the broadening of our security offering to drive significant traction for our business with growth opportunities.
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

Results of Operations

During the second quarter of fiscal 2026, we achieved the following results:

•
Net revenues of $317.9 million compared to $279.4 million in the second quarter of fiscal 2025.
•
Product revenues of $197.8 million compared to $172.3 million in the second quarter of fiscal 2025.
•
Subscription and support revenues of $120.2 million compared to $107.1 million in the second quarter of fiscal 2025.
•
Total gross margin of 61.4% of net revenues compared to 62.7% of net revenues in the second quarter of fiscal 2025.
•
Operating income of $13.0 million compared to operating income of $12.7 million in the second quarter of fiscal 2025.
•
Net income of $7.9 million compared to $7.4 million in the second quarter of fiscal 2025.

During the first six months of fiscal 2026, we reflected the following results:

•
Cash flows provided by operating activities of $36.1 million compared to $40.1 million in the six months ended December 31, 2024.
•
Cash and cash equivalents of $219.8 million as of December 31, 2025 compared to $231.7 million as of June 30, 2025.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change	December 31, 2025	December 31, 2024	$ Change	% Change
Net revenues:
Product	$197,765	$172,261	$25,504	14.8%	$391,806	$334,545	$57,261	17.1%
Percentage of net revenues	62.2%	61.7%			62.4%	61.0%
Subscription and support	120,160	107,094	13,066	12.2%	236,364	214,014	22,350	10.4%
Percentage of net revenues	37.8%	38.3%			37.6%	39.0%
Total net revenues	$317,925	$279,355	$38,570	13.8%	$628,170	$548,559	$79,611	14.5%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings which include SaaS subscription offerings, maintenance contracts, professional services and training for our products.

Product revenues increased $25.5 million or 14.8% for the three months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. Product revenues increased $57.3 million or 17.1% for the six months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in product revenues was primarily due to strong demand for our products, which contributed to higher bookings and higher shipments than the corresponding period in fiscal 2025.

Subscription and support revenues increased $13.1 million or 12.2% for the three months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. Subscription and support revenues increased $22.4 million or 10.4% for the six months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in subscription and support revenues was driven by increased adoption of our cloud network management solutions and continued growth in our subscription business.

The following table presents the product and subscription and support gross profit, and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change	December 31, 2025	December 31, 2024	$ Change	% Change
Gross profit:
Product	$110,765	$99,657	$11,108	11.1%	$218,678	$192,539	$26,139	13.6%
Percentage of product revenues	56.0%	57.9%			55.8%	57.6%
Subscription and support	84,315	75,466	8,849	11.7%	164,431	152,091	12,340	8.1%
Percentage of subscription and support revenues	70.2%	70.5%			69.6%	71.1%
Total gross profit	$195,080	$175,123	$19,957	11.4%	$383,109	$344,630	$38,479	11.2%
Percentage of net revenues	61.4%	62.7%			61.0%	62.8%

Product gross profit increased $11.1 million or 11.1% for the three months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. Product gross profit increased $26.1 million or 13.6% for the six months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in product gross profit was primarily due to higher product revenues, partially offset by increased distribution costs and unfavorable purchase price variance related to increased costs for memory components.

Subscription and support gross profit increased $8.8 million or 11.7% for the three months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. Subscription and support gross profit increased $12.3 million or 8.1% for the six months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in subscription and support gross profit was primarily due to higher subscription revenues, partially offset by higher subscription hosting costs and professional services costs.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	December 31, 2025	December 31, 2024	$ Change	% Change	December 31, 2025	December 31, 2024	$ Change	% Change
Research and development	$57,522	$54,883	$2,639	4.8%	$115,275	$109,334	$5,941	5.4%
Sales and marketing	89,393	79,967	9,426	11.8%	178,316	161,350	16,966	10.5%
General and administrative	34,599	26,064	8,535	32.7%	63,786	62,665	1,121	1.8%
Restructuring and related charges	167	1,035	(868)	(83.9)%	538	2,312	(1,774)	(76.7)%
Amortization of intangible assets	407	509	(102)	(20.0)%	907	1,021	(114)	(11.2)%
Total operating expenses	$182,088	$162,458	$19,630	12.1%	$358,822	$336,682	$22,140	6.6%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $2.6 million or 4.8% for the three months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in research and development expenses was primarily due to a $1.3 million increase in personnel costs due to higher compensation and benefits costs, a $1.1 million increase in engineering project costs, and a $0.9 million increase in information technology, equipment and depreciation costs, offset by a $0.7 million decrease in facilities and occupancy related costs.

Research and development expenses increased by $5.9 million or 5.4% for the six months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in research and development expenses was primarily due to a $3.4 million increase in personnel costs due to higher compensation and benefits costs, a $2.0 million increase in engineering project costs, and a $1.6 million increase in information technology, equipment costs and depreciation costs, offset by a $1.1 million decrease in facilities and occupancy related costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $9.4 million or 11.8% for the three months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in sales and marketing expenses was primarily due to a $4.0 million increase in sales and marketing costs primarily related to higher sales commissions, a $3.6 million increase in personnel costs due to higher headcount and higher salaries and benefits costs and a $1.8 million increase in other expenses primarily related to information technology and equipment costs and professional fees.

Sales and marketing expenses increased by $17.0 million or 10.5% for the six months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in sales and marketing expenses was primarily due to a $8.2 million increase in personnel costs due to higher headcount and higher salaries and benefits costs, a $6.0 million increase in sales and marketing costs primarily related to higher sales commissions and higher travel costs, a $1.7 million increase in information technology and equipment costs, and a $1.1 million increase in other expenses primarily related to professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $8.5 million or 32.7% for the three months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in general and administrative expenses was primarily due to a $3.8 million increase in professional fees, a $2.4 million increase in personnel costs due to higher headcount and higher salaries and benefits costs, a $2.4 million increase in system transition costs, partially offset by a $0.1 million decrease in legal costs related to litigation matters.

General and administrative expenses increased by $1.1 million or 1.8% for the six months ended December 31, 2025 as compared to the corresponding period in fiscal 2025. The increase in general and administrative expenses was primarily due to a $4.4 million increase in personnel costs due to higher headcount and higher salaries and benefits costs, a $3.1 million increase in professional fees, a $2.0 million increase in software licensing costs and a $2.0 million increase in system transition costs, partially offset by a $8.8 million decrease in legal costs related to litigation matters, a $1.2 million decrease in depreciation costs and a $0.4 million decrease in other expenses primarily related to information technology and equipment costs.

Restructuring and Related Charges

For the three and six months ended December 31, 2025, we recorded restructuring charges of $0.2 million and $0.5 million, respectively, which primarily consisted of asset disposal costs and reversals of previously established accruals related to unused severance benefits associated with the reduction-in-force actions related to the “Q2 2024 Plan”, and “2023 Plan”, each as described in Note 13, Restructuring and Related Charges, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

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

Amortization of Intangible Assets

During the three months ended December 31, 2025 and 2024, we recorded $0.4 million and $0.5 million of operating expenses, respectively, related to the amortization of intangible assets.

During the six months ended December 31, 2025 and 2024, we recorded $0.9 million and $1.0 million of operating expenses, respectively, related to the amortization of intangible assets.

Interest Income

During the three months ended December 31, 2025 and 2024, we recorded $1.1 million and $0.8 million, respectively, in interest income. The increase in interest income was primarily related to the higher interest earned on our cash accounts due to higher interest rates as well as higher cash and cash equivalents balances held during the second quarter in fiscal 2026.

During the six months ended December 31, 2025 and 2024, we recorded $2.3 million and $1.7 million, respectively, in interest income. The increase in interest income was primarily related to the higher interest earned on our cash accounts due to interest rates as well as higher cash and cash equivalents balances held during the first half of fiscal 2026.

Interest Expense

During the three months ended December 31, 2025 and 2024, we recorded $3.4 million and $4.2 million, respectively, in interest expense related to the debt obligations held under our Amended Credit Agreement. The decrease in interest expense was primarily due to lower average rates under the Amended Credit Agreement.

During the six months ended December 31, 2025 and 2024, we recorded $7.0 million and $8.6 million, respectively, in interest expense related to the debt obligations held under our Amended Credit Agreement. The decrease in interest expense was primarily due to lower average rates under the Amended Credit Agreement.

Other Income (Expense), Net

During the three months ended December 31, 2025 and 2024, we recorded other expense, net of $0.4 million and other income, net of $0.7 million, respectively. The other income (expense), net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the six months ended December 31, 2025 and 2024, we recorded other expense, net of $0.8 million and less than $0.1 million, respectively. The other expense, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended December 31, 2025 and 2024, we recorded an income tax provision of $2.5 million and $2.6 million, respectively.

For the six months ended December 31, 2025 and 2024, we recorded an income tax provision of $5.3 million and $4.1 million, respectively.

The income tax provisions for the three and six months ended December 31, 2025 and 2024 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications System.

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

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	December 31, 2025	June 30, 2025
Cash and cash equivalents	$219,791	$231,745

As of December 31, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $219.8 million, accounts receivable, net of $152.4 million, and available borrowings under our 2023 Revolving Facility of $135.8 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, repayments of debt and related interest and share repurchases. We believe that our $219.8 million of cash and cash equivalents at December 31, 2025, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On February 18, 2025, we announced that our Board had authorized management to repurchase up to $200 million of shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Under these repurchase programs, purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2025 Repurchase Program does not obligate us to acquire any shares of our common stock, and it may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations. During the three months ended December 31, 2025, the Company did not repurchase any shares of its common stock. During the six months ended December 31, 2025, we repurchased a total of 577,281 shares of our common stock on the open market at a total cost of $12.0 million with an average price of $20.79 per share. As of December 31, 2025, the Company had $188.0 million available under the 2025 Repurchase Program.

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

At our election, the initial term loan under the 2023 Credit Agreement may be made as either a base rate loan or a Secured Overnight Financing Rate loan (“SOFR loan”). The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s Consolidated Leverage Ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum. We also agreed to pay other closing fees, arrangement fees, and administration fees.

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

As of December 31, 2025, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$36,140	$40,118
Net cash used in investing activities	(13,922)	(12,325)
Net cash used in financing activities	(33,998)	(13,995)
Foreign currency effect on cash and cash equivalents	(174)	(175)
Net increase (decrease) in cash and cash equivalents	$(11,954)	$13,623

Net Cash Provided by Operating Activities

Cash flows provided by operations in the six months ended December 31, 2025 were $36.1 million, including our net income of $13.5 million and non-cash expenses of $64.0 million for items such as amortization of intangible assets, amortization of cloud computing implementation costs, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory, provision for credit losses and interest. Other sources of cash for the period included a decrease in inventories and increases in accounts payable, deferred revenue and accrued compensation and benefits. This was partially offset by increases in accounts receivable and other current and non-current assets as well as decreases in operating lease liabilities and other accrued liabilities.

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

Net Cash Used in Investing Activities

Cash flows used in investing activities in the six months ended December 31, 2025 were $13.9 million for the purchases of property and equipment and capitalized software development costs.

Cash flows used in investing activities in the six months ended December 31, 2024 were $12.3 million for the purchases of property and equipment and capitalized software development costs.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the six months ended December 31, 2025 were $34.0 million primarily due to share repurchases of $12.0 million under the 2025 Repurchase Program, payments of $14.5 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options and debt repayments of $7.5 million.

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

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents decreased in the six months ended December 31, 2025, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of December 31, 2025, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of December 31, 2025, we had $172.5 million of debt outstanding, which is payable on quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of December 31, 2025, we had non-cancelable commitments to purchase $52.2 million of inventory. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of December 31, 2025, we had contractual commitments of $12.9 million that are due through our fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of December 31, 2025, the value of our obligations under operating leases was $47.9 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of December 31, 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

At certain points in time, we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. As of December 31, 2025, we had $172.5 million of debt outstanding. During the quarter ended December 31, 2025, the average daily outstanding amount was $177.6 million, with a high of $201.3 million and a low of $172.5 million.

The following table presents hypothetical changes in interest expense for the quarter ended December 31, 2025, on the outstanding borrowings under the Amended Credit Agreement as of December 31, 2025, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of December 31, 2025	100 bps	50 bps
Debt	$(1,776)	$(888)	$177,600	$1,776	$888

* The underlying interest rate was 5.92% as of December 31, 2025.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward or zero-cost collar contracts to attempt to mitigate the effect of gains and losses generated by foreign currency transactions related to certain forecasted operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of our foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of December 31, 2025 and 2024, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $68.4 million and $55.0 million, respectively. Changes in the fair value of derivatives are recognized in “Other income (expense), net.”

Zero-Cost Collar Contracts

Changes in the fair value of our zero-cost collar contracts are recorded as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in "Accumulated other comprehensive loss" related to the changes in the fair value of these derivatives are reclassified to the condensed consolidated statement of operations in the same period that the underlying hedged transaction affects earnings. As of December 31, 2025, zero-cost collar contracts designated as cash flow hedges, had a total notional principal amount of $55.1 million. As of December 31, 2024, there were no outstanding zero-cost collar contracts that were designated as hedging instruments.

Foreign Currency Transactions

For the three months ended December 31, 2025 and 2024, we recognized foreign currency transaction net losses of less than $0.1 million and foreign currency transaction net gains of $2.8 million, respectively, and for the six months ended December 31, 2025 and 2024, the Company recognized foreign currency transaction net gains of $1.0 million and $1.4 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities or repurchases of any share of common stock during the three months ended December 31, 2025. As of December 31, 2025, we have $188.0 million available for share repurchases under the 2025 Repurchase Program.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

Rule 10b5-1 Trading Plan

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

Item 6. Exhibits

(a)
Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1#	Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan				X

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

#Indicates management or board of directors contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) January 29, 2026