Form 10-Q
period 2026-03-31
EXTREME NETWORKS INC
filed 2026-04-30
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 24, 2026, the registrant had 130,778,088 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

March 31, 2026

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$210,113	$231,745
Accounts receivable, net	162,710	126,708
Inventories	76,634	102,578
Prepaid expenses and other current assets	92,345	74,265
Total current assets	541,802	535,296
Property and equipment, net	53,544	44,366
Operating lease right-of-use assets, net	32,508	38,655
Goodwill	398,211	399,574
Intangible assets, net	3,840	6,541
Other assets	140,155	128,786
Total assets	$1,170,060	$1,153,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,157	$63,939
Accrued compensation and benefits	48,669	62,895
Accrued warranty	10,139	9,684
Current portion of deferred revenue	334,598	325,078
Current portion of long-term debt, net of unamortized debt issuance costs of $679 and $729, respectively	48,071	14,271
Current portion of operating lease liabilities	12,275	11,456
Other accrued liabilities	58,356	100,552
Total current liabilities	593,265	587,875
Deferred revenue, less current portion	312,515	292,415
Long-term debt, less current portion, net of unamortized debt issuance costs of $777 and $1,276, respectively	149,223	163,724
Operating lease liabilities, less current portion	26,170	33,991
Deferred income taxes	7,343	7,033
Other long-term liabilities	2,579	2,596
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 156,657 and 152,673 shares issued, respectively; 132,513 and 132,064 shares outstanding, respectively	157	153
Additional paid-in capital	1,350,759	1,298,791
Accumulated other comprehensive loss	(15,684)	(8,137)
Accumulated deficit	(925,352)	(949,429)
Treasury stock at cost, 24,144 shares and 20,609 shares, respectively	(330,915)	(275,794)
Total stockholders’ equity	78,965	65,584
Total liabilities and stockholders’ equity	$1,170,060	$1,153,218

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net revenues:
Product	$199,345	$178,060	$591,151	$512,605
Subscription and support	117,529	106,445	353,893	320,459
Total net revenues	316,874	284,505	945,044	833,064
Cost of revenues:
Product	86,206	76,059	259,334	218,065
Subscription and support	35,124	33,037	107,057	94,960
Total cost of revenues	121,330	109,096	366,391	313,025
Gross profit:
Product	113,139	102,001	331,817	294,540
Subscription and support	82,405	73,408	246,836	225,499
Total gross profit	195,544	175,409	578,653	520,039
Operating expenses:
Research and development	59,184	55,656	174,459	164,990
Sales and marketing	88,979	79,773	267,295	241,123
General and administrative	29,634	29,537	93,420	92,202
Restructuring and related charges (benefits)	—	(441)	538	1,871
Amortization of intangible assets	407	507	1,314	1,528
Total operating expenses	178,204	165,032	537,026	501,714
Operating income	17,340	10,377	41,627	18,325
Interest income	983	972	3,312	2,657
Interest expense	(3,249)	(3,797)	(10,262)	(12,398)
Other expense, net	(263)	(385)	(1,110)	(445)
Income before income taxes	14,811	7,167	33,567	8,139
Provision for income taxes	4,221	3,709	9,490	7,803
Net income	$10,590	$3,458	$24,077	$336

Basic and diluted income per share:
Net income per share – basic	$0.08	$0.03	$0.18	$0.00
Net income per share – diluted	$0.08	$0.03	$0.18	$0.00

Shares used in per share calculation – basic	132,931	132,979	133,275	132,173
Shares used in per share calculation – diluted	133,591	134,590	134,917	133,770

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income	$10,590	$3,458	$24,077	$336
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Net realized losses reclassified into earnings on foreign currency cash flow hedges	105	—	128	—
Change in unrealized gains and losses on foreign currency cash flow hedges	(2,075)	—	(2,280)	—
Net change from derivatives designated as hedging instruments	(1,970)	—	(2,152)	—
Net change in foreign currency translation adjustments	(4,237)	3,292	(5,395)	(579)
Other comprehensive income (loss):	(6,207)	3,292	(7,547)	(579)
Total comprehensive income (loss)	$4,383	$6,750	$16,530	$(243)

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at December 31, 2024	150,866	$151	$1,253,296	$(19,354)	(18,219)	$(237,801)	$(945,084)	$51,208
Net income	—	—	—	—	—	—	3,458	3,458
Other comprehensive income	—	—	—	3,292	—	—	—	3,292
Issuance of common stock from equity incentive plans, net of tax withholdings	1,288	1	6,392	—	—	—	—	6,393
Repurchase of stock	—	—	—	—	(853)	(13,000)	—	(13,000)
Share-based compensation	—	—	20,354	—	—	—	—	20,354
Balance at March 31, 2025	152,154	$152	$1,280,042	$(16,062)	(19,072)	$(250,801)	$(941,626)	$71,705

Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net income	—	—	—	—	—	—	336	336
Other comprehensive loss	—	—	—	(579)	—	—	—	(579)
Issuance of common stock from equity incentive plans, net of tax withholdings	3,651	3	(1,910)	—	—	—	—	(1,907)
Repurchase of stock	—	—	—	—	(853)	(13,000)	—	(13,000)
Share-based compensation	—	—	61,573	—	—	—	—	61,573
Balance at March 31, 2025	152,154	$152	$1,280,042	$(16,062)	(19,072)	$(250,801)	$(941,626)	$71,705

Balance at December 31, 2025	155,339	$155	$1,328,970	$(9,477)	(21,186)	$(287,794)	$(935,942)	$95,912
Net income	—	—	—	—	—	—	10,590	10,590
Other comprehensive loss	—	—	—	(6,207)	—	—	—	(6,207)
Issuance of common stock from equity incentive plans, net of tax withholdings	1,318	2	6,900	—	—	—	—	6,902
Repurchase of stock, including accelerated share repurchases	—	—	(6,879)	—	(2,958)	(43,121)	—	(50,000)
Share-based compensation	—	—	21,768	—	—	—	—	21,768
Balance at March 31, 2026	156,657	$157	$1,350,759	$(15,684)	(24,144)	$(330,915)	$(925,352)	$78,965

Balance at June 30, 2025	152,673	$153	$1,298,791	$(8,137)	(20,609)	$(275,794)	$(949,429)	$65,584
Net income	—	—	—	—	—	—	24,077	24,077
Other comprehensive loss	—	—	—	(7,547)	—	—	—	(7,547)
Issuance of common stock from equity incentive plans, net of tax withholdings	3,984	4	(7,600)	—	—	—	—	(7,596)
Repurchase of stock, including accelerated share repurchases	—	—	(6,879)	—	(3,535)	(55,121)	—	(62,000)
Share-based compensation	—	—	66,447	—	—	—	—	66,447
Balance at March 31, 2026	156,657	$157	$1,350,759	$(15,684)	(24,144)	$(330,915)	$(925,352)	$78,965

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$24,077	$336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,600	11,261
Amortization of intangible assets	2,631	3,356
Amortization of cloud computing implementation costs	2,848	—
Reduction in carrying amount of right-of-use asset	7,710	7,386
Provision for credit losses	430	85
Share-based compensation	66,447	61,573
Deferred income taxes	658	(879)
Provision for excess and obsolete inventory	4,639	1,616
Non-cash interest expense	907	902
Other	1,393	703
Changes in operating assets and liabilities:
Accounts receivable, net	(36,432)	(10,113)
Inventories	19,012	14,445
Prepaid expenses and other assets	(38,488)	(20,331)
Accounts payable	16,388	(3,982)
Accrued compensation and benefits	(15,927)	1,302
Operating lease liabilities	(8,532)	(8,060)
Deferred revenue	33,299	17,746
Other current and long-term liabilities	(42,327)	(7,254)
Net cash provided by operating activities	50,333	70,092
Cash flows from investing activities:
Capital expenditures for property, equipment and capitalized software development costs	(20,364)	(18,067)
Net cash used in investing activities	(20,364)	(18,067)
Cash flows from financing activities:
Borrowings under revolving facility	55,000	—
Payments on revolving facility	(25,000)	—
Payments on debt obligations	(11,250)	(7,500)
Payments on debt financing costs	—	(695)
Repurchase of common stock including accelerated share repurchases	(62,000)	(13,000)
Payments for tax withholdings, net of proceeds from issuance of common stock	(7,596)	(1,907)
Net cash used in financing activities	(50,846)	(23,102)
Foreign currency effect on cash and cash equivalents	(755)	(142)
Net increase (decrease) in cash and cash equivalents	(21,632)	28,781

Cash and cash equivalents at beginning of period	231,745	156,699
Cash and cash equivalents at end of period	$210,113	$185,480

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

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at March 31, 2026. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for fiscal 2026 or any future periods.

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

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting standards which would have a material effect on the Company’s condensed consolidated financial statements and accompanying disclosures.

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

3.
Revenues

The Company accounts for revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company derives the majority of its revenues from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services and training for its products. The Company sells its products, SaaS and maintenance contracts to customers and partners in two distribution channels, or tiers. The first tier consists of a limited number of independent distributors that stock the Company’s products and sell primarily to resellers. The second tier of the distribution channel consists of non-stocking distributors and value-added resellers that sell primarily to end-users. Products and subscription and support may be sold separately or in bundled packages.

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

As of March 31, 2026, the Company had $647.1 million of remaining performance obligations, which is primarily comprised of deferred SaaS subscription and deferred support revenues. The Company expects to recognize approximately 17% of its deferred revenue as revenue in the remainder of fiscal 2026, an additional 42% in fiscal 2027, and the remaining 41% of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the condensed consolidated balance sheets. Services provided under renewable SaaS subscription and support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are billed fully at the inception of contract. The Company generally receives payments from its customers in advance of services being provided, resulting in deferred revenues. These liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the three months ended March 31, 2026 and 2025 that was included in the deferred revenue balance at the beginning of each period was $104.9 million and $96.9 million, respectively. Revenue recognized for the nine months ended March 31, 2026 and 2025 that was included in the deferred revenue balance at the beginning of each period was $262.5 million and $245.5 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $29.7 million and $26.9 million as of March 31, 2026 and June 30, 2025, respectively. Capitalized commissions are included within other assets in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately three years, and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended March 31, 2026 and 2025 was $3.6 million and $3.2 million, respectively. Amortization recognized during the nine months ended March 31, 2026 and 2025 was $10.5 million and $9.3 million, respectively.

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

Revenues by Geography

The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the Company’s net revenues disaggregated by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Americas:
United States	$128,424	$145,426	$399,981	$418,356
Other	10,589	14,126	36,682	38,018
Total Americas	139,013	159,552	436,663	456,374
EMEA	152,966	107,132	414,601	320,307
APAC	24,895	17,821	93,780	56,383
Total net revenues	$316,874	$284,505	$945,044	$833,064

Geographic Concentrations

For the three and nine months ended March 31, 2026 the Company generated 15% and 13% of its net revenues from the Netherlands, respectively. For the three and nine months ended March 31, 2025, the Company generated 10% and 11% of its net revenues from the Netherlands, respectively. No other foreign country accounted for 10% or more of the Company’s net revenues for the three and nine months ended March 31, 2026 and 2025.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table presents customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Westcon Group, Inc.	20%	16%	19%	17%
TD Synnex Corporation	15%	18%	16%	19%
Jenne, Inc.	12%	21%	15%	19%

The following table presents major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	March 31, 2026	June 30, 2025
Westcon Group, Inc.	18%	*
Jenne, Inc.	14%	22%
Scansource, Inc.	11%	*
Ericsson, Inc.	*	11%
* Less than 10% of accounts receivable

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company’s cash and cash equivalents (in thousands):

	March 31, 2026	June 30, 2025
Cash	$199,628	$225,656
Cash equivalents	10,485	6,089
Total cash and cash equivalents	$210,113	$231,745

Inventories

The following table summarizes the Company’s inventory by category (in thousands):

	March 31, 2026	June 30, 2025
Finished goods	$47,007	$57,770
Raw materials	29,627	44,808
Total inventories	$76,634	$102,578

Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net by category (in thousands):

	March 31, 2026	June 30, 2025
Computers and equipment	$81,033	$80,782
Software	68,548	62,089
Office equipment, furniture and fixtures	8,078	8,031
Leasehold improvements	54,858	47,962
Total property and equipment	212,517	198,864
Less: accumulated depreciation and amortization	(158,973)	(154,498)
Property and equipment, net	$53,544	$44,366

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Balance at beginning of period	$9,628	$10,036	$9,684	$10,942
New warranties issued	3,422	2,855	9,214	8,387
Warranty expenditures	(2,911)	(3,418)	(8,759)	(9,856)
Balance at end of period	$10,139	$9,473	$10,139	$9,473

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$10,485	$—	$10,485
Foreign currency derivatives not designated as hedging instruments	—	7	—	7
Total assets measured at fair value	$—	$10,492	$—	$10,492
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$326	$—	$326
Foreign currency derivatives designated as hedging instruments	—	2,152	—	2,152
Total liabilities measured at fair value	$—	$2,478	$—	$2,478

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$6,089	$—	$6,089
Foreign currency derivatives not designated as hedging instruments	—	298	—	298
Total assets measured at fair value	$—	$6,387	$—	$6,387
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$11	$—	$11
Total liabilities measured at fair value	$—	$11	$—	$11

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable, and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The Company’s level 2 assets consist of certificates of deposit and derivative instruments. Certificates of deposit do not have regular market pricing and are considered Level 2. The fair value of derivative instruments under the Company’s foreign exchange forward contracts and zero-cost collar contracts are estimated based on valuations provided by alternative pricing sources supported by observable inputs, which is considered Level 2.

As of March 31, 2026 and June 30, 2025, the Company had investment in certificates of deposit of $10.5 million and $6.1 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of March 31, 2026 and June 30, 2025, their fair value approximated their amortized cost.

As of March 31, 2026 and June 30, 2025, the Company had foreign exchange forward contracts that were not designated as hedging instruments with a total notional principal amount of $65.9 million and $57.2 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other expense, net” in the condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $2.2 million and net gains of $0.6 million, respectively. For the nine months ended March 31, 2026 and 2025, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $3.9 million and $0.7 million, respectively. See Note 12, Derivatives and Hedging, for additional information.

As of March 31, 2026, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $80.4 million. As of June 30, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments. The changes in fair value of these zero-cost collar contracts designated as hedging instruments are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of the zero-cost collar contracts are reclassified into the condensed consolidated statement of operations in the period that the hedged item impacts earnings. As of March 31, 2026, these contracts had unrealized losses of $2.2 million, which are recorded as a component of “Accumulated other comprehensive loss”. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the Amended Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the Amended Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $198.8 million and $180.0 million as of March 31, 2026 and June 30, 2025, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of March 31, 2026 and June 30, 2025, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the three and nine months ended March 31, 2026 and 2025. There were no impairments recorded for the three and nine months ended March 31, 2026 and 2025.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible assets (in thousands, except years):

	Weighted Average Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
March 31, 2026
Developed technology	2.4 years	$170,194	$166,950	$3,244
Customer relationships	0.3 years	64,788	64,246	542
Trade names	0.0 years	10,700	10,700	—
License agreements	0.8 years	1,282	1,228	54
Total intangible assets, net*		$246,964	$243,124	$3,840
* The carrying amount of foreign intangible assets are affected by foreign currency translation.

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2025
Developed technology	3.0 years	$170,480	$165,908	$4,572
Customer relationships	1.0 years	64,824	62,961	1,863
Trade names	0.0 years	10,700	10,700	—
License agreements	1.4 years	1,282	1,176	106
Total intangible assets, net*		$247,286	$240,745	$6,541
* The carrying amount of foreign intangible assets are affected by foreign currency translation.

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Amortization of intangible assets in “Total cost of revenues”	$354	$598	$1,317	$1,828
Amortization of intangible assets in “Total operating expenses”	407	507	1,314	1,528
Total amortization expense	$761	$1,105	$2,631	$3,356

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2026 (the remainder of fiscal 2026)	$746
2027	1,493
2028	1,325
2029	276
Total	$3,840

Goodwill

The Company had goodwill in the amount of $398.2 million and $399.6 million as of March 31, 2026 and June 30, 2025, respectively. The change in goodwill during the nine months ended March 31, 2026 is primarily due to foreign currency translation adjustments which are recorded as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	March 31, 2026	June 30, 2025
Current portion of long-term debt:
Term loan	$18,750	$15,000
Revolving facility	30,000	—
Less: unamortized debt issuance costs	(679)	(729)
Current portion of long-term debt	$48,071	$14,271

Long-term debt, less current portion:
Term loan	$150,000	$165,000
Less: unamortized debt issuance costs	(777)	(1,276)
Total long-term debt, less current portion	149,223	163,724
Total debt	$197,294	$177,995

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

On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with the Company’s operations and activities. Further, the Amended Credit Agreement provided a waiver for the Company’s compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024. As of March 31, 2026, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations was $0.3 million for each of the three months ended March 31, 2026 and 2025, and was $0.9 million for each of the nine months ended March 31, 2026 and 2025. The interest rate was 5.77% and 6.41% as of March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company borrowed $30.0 million against the 2023 Revolving Facility which was subsequently paid out in April 2026. As of March 31, 2026, the Company had $105.8 million of availability for borrowing under the 2023 Revolving Facility. During the three and nine months ended March 31, 2026 and 2025, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.2 million of outstanding letters of credit as of March 31, 2026.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of March 31, 2026, the Company had commitments to purchase $101.6 million of inventory.

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

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, the Company does not record a loss accrual. However, if the loss (or an additional loss in excess of any prior accrual) is at least reasonably possible and material, then the Company would disclose an estimate of the possible loss or range of loss, if such estimate can be made, or disclose that an estimate cannot be made. The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, the Company may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss, fine or penalty. However, an adverse resolution of one or more of such matters could have a material adverse effect on the Company’s results of operations in a particular quarter or fiscal year.

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

The Company filed a nullity complaint against EP ‘498 with the German Federal Patent Court on September 24, 2021. The German Federal Patent Court issued a decision finding that the patent was invalid on November 20, 2024. Mala appealed the decision on March 3, 2025, and filed its Grounds of Appeal on June 5, 2025. The Company filed its response to the Grounds of Appeal on October 6, 2025. A hearing on the appeal is scheduled for February 9, 2027.

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al.

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of its current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit seeks unspecified damages. On December 30, 2024, the Court selected Oklahoma Firefighters Pension and Retirement System, Oklahoma Police Pension and Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, Oakland County Employees’ Retirement System as the lead plaintiffs. The Company’s Motion to Dismiss was granted on August 15, 2025, but the plaintiffs were granted leave to file a second amended complaint. Plaintiffs filed a second amended complaint on September 9, 2025. The Company filed a motion to dismiss the second amended complaint on October 3, 2025. Following a hearing on March 3, 2026, the Court denied the Company’s motion to dismiss.

On February 27, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Turner v. Brown et al., Case No. 3:25-cv-02101. On March 6, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Hemani v. Meyercord et al., Case No. 3:25-cv-02318-AGT. On March 25, 2025, a shareholder derivative case was filed in the United States District Court for the Eastern District of North Carolina captioned Miller v. Meyercord et al., Case No. 5:25-cv-00161. Each of these shareholder derivative cases names current and former officers, directors, and employees of the Company as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the Class Action. Plaintiffs filed an amended complaint in the two California shareholder derivative cases on December 1, 2025. The Company filed a motion to dismiss the amended complaint on December 19, 2025, and a hearing on the motion to dismiss took place on March 31, 2026. Plaintiffs filed a second amended complaint on April 28, 2026. The North Carolina case remains stayed pending a final decision on the motion to dismiss in the California cases.

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

Common Stock Repurchases

On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company’s common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

On January 30, 2026, the Company entered into an accelerated share repurchase agreement (the “2026 ASR”) to repurchase shares of the Company’s common stock as part of the 2025 Repurchase Program. Pursuant to the 2026 ASR and during the three months ended March 31, 2026, the Company paid $50.0 million for an initial delivery of 2,957,550 shares valued at $43.1 million with an average price of $14.58 per share. The remaining balance of $6.9 million was recorded in “Additional paid-in capital” as a forward contract in the Company’s common stock. The forward contract was settled on April 24, 2026 and the Company received an additional 342,257 shares of its common stock.

During the nine months ended March 31, 2026, the Company repurchased a total of 3,534,831 shares of its common stock, including the 2,957,550 shares purchased as part of the 2026 ASR, at a total cost of $55.1 million, excluding the $6.9 million included in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2026 for the unsettled portion, with an average price of $15.59 per share. As of March 31, 2026, approximately $138.0 million remains available for share repurchases under the 2025 Repurchase Program.

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

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	March 31, 2026	June 30, 2025
2013 Equity Incentive Plan shares available for grant	13,292	10,935
Employee stock options and awards outstanding	7,872	7,566
2014 Employee Stock Purchase Plan	4,643	5,952
Total shares reserved for issuance	25,807	24,453

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Cost of product revenues	$755	$663	$2,303	$1,961
Cost of subscription and support revenues	723	706	2,209	2,193
Research and development	4,267	4,178	13,353	12,858
Sales and marketing	7,564	6,963	23,086	21,441
General and administrative	8,459	7,844	25,496	23,120
Total share-based compensation expense	$21,768	$20,354	$66,447	$61,573

Stock Options

The following table summarizes stock option activity for the nine months ended March 31, 2026 (in thousands, except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2025	496	$6.70	1.16	$5,580
Granted	—	—
Exercised	(271)	6.70
Canceled	—	—
Options outstanding at March 31, 2026	225	$6.70	0.41	$1,882
Vested and expected to vest at March 31, 2026	225	$6.70	0.41	$1,882
Exercisable at March 31, 2026	225	$6.70	0.41	$1,882

There were no stock options granted during the three and nine months ended March 31, 2026 and 2025.

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

The following table summarizes stock award activity for the nine months ended March 31, 2026 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2025	7,070	$19.53
Granted	4,551	20.65
Released	(3,825)	18.86
Canceled	(149)	19.78
Non-vested stock awards outstanding at March 31, 2026	7,647	$20.55
Stock awards expected to vest at March 31, 2026	7,647	$20.55	$157,134

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company.

During the nine months ended March 31, 2026, the Company granted approximately 0.8 million stock awards with vesting based on market conditions (“MSU”) to certain of the Company’s employees. The MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the nine months ended March 31, 2026 and 2025 was $22.23 per share and $17.10 per share, respectively. The following assumptions used to determine the grant-date fair values of the MSU during the following periods:

	Equity Incentive Plan
	Nine Months Ended
	March 31, 2026	March 31, 2025
Expected term	3.0 years	3.0 years
Risk-free interest rate	3.70%	3.87%
Volatility	45%	48%
Dividend yield	—%	—%

As of March 31, 2026, there was $102.4 million in unrecognized compensation cost related to non-vested stock awards, including performance and market condition awards. This cost is expected to be recognized over a weighted average period of 1.66 years.

Employee Stock Purchase Plan

There were approximately 0.8 million and 0.7 million shares issued under the ESPP during the three months ended March 31, 2026 and 2025, respectively. There were approximately 1.3 million and 1.2 million shares issued under the ESPP during the nine months ended March 31, 2026 and 2025, respectively. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Expected term	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.59%	4.32%	3.86%	4.73%
Volatility	41%	39%	46%	37%
Dividend yield	—%	—%	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended March 31, 2026 and 2025 was $3.91 and $4.32 per share, respectively. The weighted-average grant-date fair value of shares under the ESPP during the nine months ended March 31, 2026 and 2025 was $4.88 and $3.99 per share, respectively.

11.
Information about Segments and Geographic Areas

The Company operates as a single reportable segment focused on the development, marketing, and sale of network infrastructure equipment and related software. The Company conducts business globally.

Measure of segment profit or loss:

The Company’s chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information presented on a consolidated basis and uses consolidated net income (loss), as reflected in the consolidated statements of operations, to assess performance and decide how to allocate resources within the business. Consolidated net income (loss) is also used in the Company’s annual budgeting and forecasting processes to establish goals and compare actual results against both budgeted targets and historical performance.

Significant segment expenses that are regularly provided to and reviewed by the CODM are those presented in the consolidated statements of operations: costs of revenue, research and development, sales and marketing, and general and administrative. Other segment items included in consolidated net income are restructuring and related charges, amortization of intangible assets, interest income, interest expense, other expense, net, and the provision for income taxes, which are also presented in the consolidated statements of operations.

Measure of segment assets:

The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheets as “Total assets.” Depreciation expense recorded for the three months ended March 31, 2026 and 2025 was $3.8 million and $3.4 million, respectively. Depreciation expense recorded for the nine months ended March 31, 2026 and 2025 was $11.4 million and $11.1 million, respectively.

Total expenditures for additions to property, plant and equipment recorded for each of the three months ended March 31, 2026 and 2025 was $6.4 million and $5.7 million, respectively. Total expenditures for additions to property, plant and equipment recorded for the nine months ended March 31, 2026 and 2025 was $20.4 million and $18.1 million, respectively.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	March 31, 2026	June 30, 2025
Segment long-lived assets:
Americas	$184,420	$167,499
EMEA	36,713	40,299
APAC	8,914	10,550
Total segment long-lived assets	$230,047	$218,348

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

Foreign Exchange Forward Contracts

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other expense, net” in the accompanying condensed consolidated statements of operations. As of March 31, 2026 and June 30, 2025, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $65.9 million and $57.2 million, respectively. For the three months ended March 31, 2026 and 2025, the net gains and losses recorded in the condensed consolidated statement of operations from these contracts were net losses of $2.2 million and net gains of $0.6 million, respectively. For the nine months ended March 31, 2026 and 2025, the net gains and losses recorded in the condensed consolidated statement of operations were net losses of $3.9 million and $0.7 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

Zero-Cost Collar Contracts

The Company uses zero-cost collar contracts, designated as cash flow hedges, to hedge the foreign currency risk associated with forecasted foreign currency denominated operating expenses. The changes in fair value of these derivatives are recorded as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of these derivatives are reclassified to the condensed consolidated statement of operations in the same period in which the underlying hedged transaction affects earnings.

As of March 31, 2026, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $80.4 million and had maturities of less than twelve months. As of June 30, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments. As of March 31, 2026, these contracts had unrealized losses of $2.2 million, which are recorded as a component of “Accumulated other comprehensive loss”. For each of the three and nine months ended March, 31 2026, these contracts had realized net losses of $0.1 million reclassified to the condensed consolidated statement of operations.

Foreign Currency Transactions

For the three months ended March 31, 2026 and 2025, the Company recognized foreign currency transaction net gains of $1.9 million and foreign currency transaction net losses of $0.9 million, respectively, and for the nine months ended March 31, 2026 and 2025, the Company recognized foreign currency transaction net gains of $2.9 million and $0.5 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges (Benefits)

The Company had no significant restructuring activities during the three and nine months ended March 31, 2026. The Company recorded a restructuring benefit of $0.4 million during the three months ended March 31, 2025. The Company recorded restructuring charges of $0.5 million and $1.9 million during the nine months ended March 31, 2026 and 2025, respectively. These charges primarily included severance and benefits costs and professional fees as well as asset disposal costs related to the restructuring plans executed in prior years which are all substantially completed as of March 31, 2026.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company’s research and development and sales and marketing functions to align the Company’s workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”), which was completed as of December 31, 2025. During the nine months ended March 31, 2026, the Company recorded restructuring charges of $0.4 million related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees. During the three and nine months ended March 31, 2025, the Company recorded restructuring benefit of $0.2 million and restructuring charges of $1.3 million, respectively, related to the Q3 2024 Plan. These charges primarily consisted of severance and benefits expenses, legal and consulting fees.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company’s business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”), which was substantially completed as of March 31, 2026. During the nine months ended March 31, 2026, the Company recorded restructuring benefits of $0.2 million, respectively, related to the Q2 2024 Plan due to reversals of previously established accruals related to unused severance benefits. During the three and nine months ended March 31, 2025, the Company recorded a restructuring benefit of $0.2 million and restructuring charges of $0.4 million, respectively, related to the Q2 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees and reversals of previously established accruals related to unused severance benefits.

Through March 31, 2026, the Company incurred $28.6 million in restructuring charges under the Q2 2024 Plan and Q3 2024 Plan which primarily related to severance and benefits costs.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company moved engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move is expected to help reduce the cost of operating the Company’s labs. The plan was completed as of December 31, 2025. During the nine months ended March 31, 2026, the Company recorded charges of $0.3 million for asset disposals related to the 2023 Plan. During the nine months ended March 31, 2025, the Company recorded restructuring charges of $0.1 million related to the 2023 Plan.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of March 31, 2026 and June 30, 2025, the restructuring liability was less than $0.1 million and $0.7 million, respectively, related to these restructuring plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2026	March 31, 2025
Balance at beginning of period	$3,398	$693	$11,469
Period charges	557	437	3,264
Period reversals	(996)	(180)	(1,389)
Period payments	(903)	(882)	(11,288)
Balance at end of period	$2,056	$68	$2,056

14.
Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $4.2 million and $3.7 million, respectively. For the nine months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $9.5 million and $7.8 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2026 and 2025, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three and nine months ended March 31, 2026 and 2025 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. and Irish deferred tax assets is not more likely than not.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets as well as a portion of the deferred tax assets in Ireland. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable including past operating results, estimates of future taxable income, changes to enacted tax laws, and the feasibility of tax planning strategies; such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s inconsistent earnings in recent periods, including historical losses, tax attributes expiring unutilized in recent years and the cyclical nature of the Company’s business provides sufficient negative evidence that require a full valuation allowance against its U.S. federal and state net deferred tax assets as well as a portion of the deferred tax assets in Ireland.

These valuation allowances will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company’s deferred tax assets. In the event the Company changes its determination as to the amount of deferred tax assets that can be realized, it will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The Company had $18.2 million of unrecognized tax benefits as of March 31, 2026. If fully recognized in the future, $0.2 million would impact the effective tax rate and $18.0 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrealized tax benefit as currently stated in the Company’s condensed consolidated balance sheets.

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

On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes numerous changes to existing tax law including provisions providing current deductibility of domestic research and development costs, modifications to the limitation on deductibility of business interest expense and modifications to the international tax framework. This legislation has multiple effective dates, with certain provisions effective for the Company's fiscal year ended June 30, 2026 and others for the Company’s fiscal year ended June 30, 2027. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The effects of the new legislation are reflected in the condensed consolidated financial statements for the period ended March 31, 2026.

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

The following table presents the calculation of net income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income	$10,590	$3,458	$24,077	$336
Weighted-average shares used in per share calculation – basic	132,931	132,979	133,275	132,173
Options to purchase common stock	152	452	233	528
Restricted stock units	468	1,155	1,342	1,069
Employee Stock Purchase Plan shares	40	4	67	—
Weighted-average shares used in per share calculation – diluted	133,591	134,590	134,917	133,770

Net income per share – basic and diluted
Net income per share – basic	$0.08	$0.03	$0.18	$0.00
Net income per share – diluted	$0.08	$0.03	$0.18	$0.00

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Restricted stock units	3,280	1,349	519	1,258
Employee Stock Purchase Plan shares	276	345	80	114
Total shares excluded	3,556	1,694	599	1,372

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the third quarter ended March 31, 2026 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, and regulatory factors, currency fluctuations, and tariff and trade policies; geopolitical tensions and conflicts; risks related to pending or future litigation and dependency on third parties for certain components and for the manufacturing of our products.

Business Overview

The following discussion is based upon our unaudited condensed consolidated financial statements included elsewhere in this Report. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors, including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” section included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Industry Background

Enterprises across every industry are going through unprecedented changes, such as digital transformation initiatives, migrating their workloads to cloud-based environments, modernizing applications, finding new ways to leverage generative, multimodal and agentic AI technology, and adapting to a distributed workforce. To accomplish this, they are adopting new Information Technology (“IT”) delivery models and applications that require fundamental network alterations and enhancements spanning from the access edge to the data center. As networks become more complex and more distributed in nature, we believe IT teams in every industry will need more control and better insights than ever before to deliver secure, distributed connectivity and comprehensive centralized visibility. Networking is mission critical and touches all elements of how services are delivered to customers, employees, students, and patients. Managing networks from a single platform that integrates AI networking and security is critical to help reduce complexity and minimize the time it takes to complete tasks. A new category has emerged in the industry to address challenges related to managing the breadth and depth of complexities related to network administration, deployment and ongoing management termed AI for networking. This new category is defined by innovation in generative, multimodal and agentic AI technology.

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

We estimate the total addressable market (“TAM”) for our networking solutions, consisting of cloud networking, wireless local area networks (“WLAN”), campus local area networks (“LAN”), Ethernet switching, data center networking, SD-WAN solutions, and elements of the Secure Access Service Edge (“SASE”), exceeded $42 billion in calendar year 2024. Based on data from 650 Group, Gartner, IDC, and Dell’Oro Group, demand is projected to grow at a five-year compound annual growth rate (“CAGR”) of approximately 7%, reaching $59 billion by 2029. Within this market, cloud-managed networking solutions are expected to grow at a CAGR of approximately 15% through 2029. And with Extreme Platform ONE, we are addressing AI Networking for the Campus, a high-growth segment forecasted to grow at a 72% CAGR over the next five years.

The Extreme Strategy

Extreme is committed to empowering organizations with new ways to simply and securely connect with Extreme’s intelligent technology platform that help move their organizations forward.

Extreme Platform ONE is designed to reduce complexity for enterprises by seamlessly integrating networking, security and AI solutions. The platform’s AI-powered automation includes conversational, interactive and autonomous AI agents, to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex tasks. Extreme Platform ONE is also designed to offer the industry’s simplest licensing.

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
o
Universal switches (8000 Series / 7000 Series / 5000 Series / 4000 Series / Industrial and other) support fabric or traditional networking with a choice of cloud or on-premises (air-gapped or cloud connected) management.
o
Universal Wi-Fi 6 / 6E / 7 APs (300 / 400, 4000 and 5000 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud connected) management.
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

Key Business Metrics

Management uses certain supplemental operational metrics, including SaaS annual recurring revenue (“SaaS ARR”), to provide insight into trends in customer relationships over time, including customer acquisition, retention, and expansion of subscription offerings.

SaaS Annual Recurring Revenue (“SaaS ARR”)

SaaS ARR represents the annualized value of our subscription offerings and the renewable, term-based license portion of software license arrangements. SaaS ARR excludes perpetual licenses, upfront license fees, variable or non-recurring revenue, professional services revenue, support revenue from maintenance contracts, and other non-subscription revenue. SaaS ARR reflects the annual recurring revenue associated with Extreme Platform ONE (which includes embedded support), ExtremeCloud IQ, and other subscription revenue, based on the annualized value of quarterly subscription revenue and the trailing twelve months of term-based license revenue. Management uses SaaS ARR to evaluate the scale and trajectory of the Company’s subscription-based offerings and progress against customer adoption initiatives. We believe this metric is useful to investors for the same reasons, as it provides insight into our ability to acquire new customers and to maintain and expand our existing customer relationships. SaaS ARR is an operating metric and should be considered independently of revenue or deferred revenue determined in accordance with U.S. GAAP. SaaS ARR does not have a standardized meaning and therefore may not be comparable to similarly titled measures presented by other companies. SaaS ARR is not intended to be a replacement for, or a forecast of, revenue.

As of March 31, 2026, our SaaS ARR was $236.4 million, which was 28.6% higher than SaaS ARR of $184.0 million as of March 31, 2025. The increase in SaaS ARR was primarily due to increased adoption of our cloud network management solutions and continued growth in our subscription business.

Results of Operations

During the third quarter of fiscal 2026, we achieved the following results:

•
Net revenues of $316.9 million compared to $284.5 million in the third quarter of fiscal 2025.
•
Product revenues of $199.3 million compared to $178.1 million in the third quarter of fiscal 2025.
•
Subscription and support revenues of $117.5 million compared to $106.4 million in the third quarter of fiscal 2025.
•
Total gross margin of 61.7% of net revenues compared to 61.7% of net revenues in the third quarter of fiscal 2025.
•
Operating income of $17.3 million compared to $10.4 million in the third quarter of fiscal 2025.
•
Net income of $10.6 million compared to $3.5 million in the third quarter of fiscal 2025.

During the first nine months of fiscal 2026, we reported the following results:

•
Cash flows provided by operating activities of $50.3 million compared to $70.1 million in the nine months ended March 31, 2025.
•
Cash and cash equivalents of $210.1 million as of March 31, 2026 compared to $231.7 million as of June 30, 2025.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change	March 31, 2026	March 31, 2025	$ Change	% Change
Net revenues:
Product	$199,345	$178,060	$21,285	12.0%	$591,151	$512,605	$78,546	15.3%
Percentage of net revenues	62.9%	62.6%			62.6%	61.5%
Subscription and support	117,529	106,445	11,084	10.4%	353,893	320,459	33,434	10.4%
Percentage of net revenues	37.1%	37.4%			37.4%	38.5%
Total net revenues	$316,874	$284,505	$32,369	11.4%	$945,044	$833,064	$111,980	13.4%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings, which include SaaS subscription offerings, maintenance contracts, professional services and training for our products.

Product revenues increased $21.3 million or 12.0% for the three months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in product revenues was attributed to average selling price improvements as a result of price increases implemented during fiscal 2026. Product revenues increased $78.5 million or 15.3% for the nine months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in product revenues was due to higher shipments and increases in average selling price.

Subscription and support revenues increased $11.1 million or 10.4% for the three months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. Subscription and support revenues increased $33.4 million or 10.4% for the nine months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in subscription and support revenues was driven by increased adoption of our cloud network management solutions, including Platform ONE.

The following table presents the product and subscription and support gross profit, and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change	March 31, 2026	March 31, 2025	$ Change	% Change
Gross profit:
Product	$113,139	$102,001	$11,138	10.9%	$331,817	$294,540	$37,277	12.7%
Percentage of product revenues	56.8%	57.3%			56.1%	57.5%
Subscription and support	82,405	73,408	8,997	12.3%	246,836	225,499	21,337	9.5%
Percentage of subscription and support revenues	70.1%	69.0%			69.7%	70.4%
Total gross profit	$195,544	$175,409	$20,135	11.5%	$578,653	$520,039	$58,614	11.3%
Percentage of net revenues	61.7%	61.7%			61.2%	62.4%

Product gross profit increased $11.1 million or 10.9% for the three months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in product gross profit was primarily due to the increase in product revenues of $21.3 million, partially offset by a corresponding increase in direct product costs and increased distribution costs of $1.4 million driven by higher shipments and an increase in purchase price variances of $4.2 million driven by higher memory component costs.

Product gross profit increased $37.3 million or 12.7% for the nine months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in product gross profit was primarily due to the increase in product revenues of $78.6 million, partially offset by a corresponding increase in direct product costs and increased distribution costs of $7.9 million driven by higher shipments and an increase in purchase price variances of $7.5 million driven by higher memory component costs.

Subscription and support gross profit increased $9.0 million or 12.3% for the three months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in subscription and support gross profit was primarily due to higher subscription revenues of $11.1 million related to increased adoption of the Company’s Platform ONE subscription, partially offset by $2.6 million of higher subscription hosting costs.

Subscription and support gross profit increased $21.3 million or 9.5% for the nine months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in subscription and support gross profit was primarily due to higher subscription revenues of $33.4 million related to increased adoption of the Company’s Platform ONE subscription, partially offset by $8.4 million of higher subscription hosting costs and $3.1 of personnel costs related to the fulfillment of support contracts.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2026	March 31, 2025	$ Change	% Change	March 31, 2026	March 31, 2025	$ Change	% Change
Research and development	$59,184	$55,656	$3,528	6.3%	$174,459	$164,990	$9,469	5.7%
Sales and marketing	88,979	79,773	9,206	11.5%	267,295	241,123	26,172	10.9%
General and administrative	29,634	29,537	97	0.3%	93,420	92,202	1,218	1.3%
Restructuring and related charges (benefits)	—	(441)	441	(100.0)%	538	1,871	(1,333)	(71.2)%
Amortization of intangible assets	407	507	(100)	(19.7)%	1,314	1,528	(214)	(14.0)%
Total operating expenses	$178,204	$165,032	$13,172	8.0%	$537,026	$501,714	$35,312	7.0%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by $3.5 million or 6.3% for the three months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in research and development expenses was primarily due to a $1.5 million increase in personnel costs due to higher compensation and benefits costs, a $1.0 million increase in information technology and equipment costs, and a $1.0 million increase in other expenses primarily consisting of engineering project costs and depreciation costs.

Research and development expenses increased by $9.5 million or 5.7% for the nine months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in research and development expenses was primarily due to a $4.9 million increase in personnel costs due to higher compensation and benefits costs, a $2.6 million increase in engineering project costs, and a $2.0 million increase in information technology and equipment costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $9.2 million or 11.5% for the three months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in sales and marketing expenses was primarily due to a $4.9 million increase in personnel costs due to higher compensation and benefits costs, a $2.0 million increase in sales commissions, a $1.5 million increase in information technology and equipment costs, and a $0.8 million increase in other expenses primarily related to professional fees and travel costs.

Sales and marketing expenses increased by $26.2 million or 10.9% for the nine months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in sales and marketing expenses was primarily due to a $13.1 million increase in personnel costs due to higher compensation and benefits costs, a $7.3 million increase in sales commissions, a $3.3 million increase in information technology and equipment costs, a $1.7 million increase in professional fees, and a $0.8 million increase in travel expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses remained relatively flat year over year with an increase of less than $0.1 million or 0.3% for the three months ended March 31, 2026 as compared to the corresponding period in fiscal 2025.

General and administrative expenses increased by $1.2 million or 1.3% for the nine months ended March 31, 2026 as compared to the corresponding period in fiscal 2025. The increase in general and administrative expenses was primarily due to a $5.9 million increase in personnel costs due to higher salaries and benefits costs, a $2.9 million increase in amortization expense related to cloud computing implementation costs, and a $2.0 million increase in system transition costs, partially offset by a $9.6 million decrease in legal costs related to litigation matters, net of insurance recoveries.

Restructuring and Related Charges (Benefits)

For the nine months ended March 31, 2026, we recorded restructuring charges of $0.5 million, which primarily consisted of severance and benefit costs and asset disposal costs related to the restructuring plans executed in prior years, as described in Note 13, Restructuring and Related Charges (Benefits), in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three and nine months ended March 31, 2025, we recorded a restructuring benefit of $0.4 million and restructuring charges of $1.9 million, respectively, which primarily consisted of additions to severance and benefits costs and professional services fees as well as reversals of previously established accruals related to unused severance benefits associated with the reduction-in-force actions related to the “Q2 2024 Plan,” and “Q3 2024 Plan,” each as described in Note 13, Restructuring and Related Charges (Benefits), in Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

Amortization of Intangible Assets

During the three months ended March 31, 2026 and 2025, we recorded $0.4 million and $0.5 million of operating expenses, respectively, related to the amortization of intangible assets.

During the nine months ended March 31, 2026 and 2025, we recorded $1.3 million and $1.5 million of operating expenses, respectively, related to the amortization of intangible assets.

Interest Income

During each of the three months ended March 31, 2026 and 2025, we recorded $1.0 million in interest income.

During the nine months ended March 31, 2026 and 2025, we recorded $3.3 million and $2.7 million, respectively, in interest income. The increase in interest income was primarily related to the higher interest earned on our cash accounts due to interest rates as well as higher cash and cash equivalents balances held during fiscal 2026.

Interest Expense

During the three months ended March 31, 2026 and 2025, we recorded $3.2 million and $3.8 million, respectively, in interest expense related to the debt obligations held under our Amended Credit Agreement. The decrease in interest expense was primarily due to lower average interest rates under the Amended Credit Agreement.

During the nine months ended March 31, 2026 and 2025, we recorded $10.3 million and $12.4 million, respectively, in interest expense related to the debt obligations held under our Amended Credit Agreement. The decrease in interest expense was primarily due to lower average interest rates under the Amended Credit Agreement.

Other Expense, Net

During the three months ended March 31, 2026 and 2025, we recorded other expense, net of $0.3 million and $0.4 million, respectively. The other expense, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

During the nine months ended March 31, 2026 and 2025, we recorded other expense, net of $1.1 million and $0.4 million, respectively. The other expense, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended March 31, 2026 and 2025, we recorded an income tax provision of $4.2 million and $3.7 million, respectively.

For the nine months ended March 31, 2026 and 2025, we recorded an income tax provision of $9.5 million and $7.8 million, respectively.

The income tax provisions for the three and nine months ended March 31, 2026 and 2025 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications Systems.

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

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting policies since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	March 31, 2026	June 30, 2025
Cash and cash equivalents	$210,113	$231,745

As of March 31, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $210.1 million, accounts receivable, net of $162.7 million, and available borrowings under our 2023 Revolving Facility of $105.8 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, repayments of debt and related interest and share repurchases. We believe that our $210.1 million of cash and cash equivalents as of March 31, 2026, our cash flow from operations and the availability of borrowings from the 2023 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On February 18, 2025, we announced that our Board had authorized management to repurchase up to $200 million of shares of the Company’s common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Under this repurchase program, purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on its evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2025 Repurchase Program does not obligate us to acquire any shares of our common stock, and it may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations.

On January 30, 2026, the Company entered into an accelerated share repurchase agreement (the “2026 ASR”) to repurchase shares of the Company’s common stock as part of the 2025 Repurchase Program. Pursuant to the 2026 ASR and during the three months ended March 31, 2026, the Company paid $50 million for an initial delivery of 2,957,550 shares valued at $43.1 million with an average price of $14.58 per share. The remaining balance of $6.9 million was recorded in “Additional paid-in capital” as a forward contract in the Company’s common stock. The forward contract was settled on April 24, 2026 and the Company received an additional 342,257 shares of its common stock.

During the nine months ended March 31, 2026, we repurchased a total of 3,534,831 shares of its common stock, including the 2,957,550 shares purchased as part of the 2026 ASR, at a total cost of $55.1 million, excluding the $6.9 million included in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2026 for the unsettled portion, with an average price of $15.59 per share. As of March 31, 2026, the Company had $138.0 million available under the 2025 Repurchase Program.

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

On August 14, 2024, we entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, “Amended Credit Agreement”). Under the Amended Credit Agreement, we modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the Amended Credit Agreement. The amended definition of consolidated EBITDA modifies the amount and type of add-backs that are allowable to better align with our operations and activities.

As of March 31, 2026, the Company was in compliance with the modified terms and financial covenants under the Amended Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Nine Months Ended
	March 31, 2026	March 31, 2025
Net cash provided by operating activities	$50,333	$70,092
Net cash used in investing activities	(20,364)	(18,067)
Net cash used in financing activities	(50,846)	(23,102)
Foreign currency effect on cash and cash equivalents	(755)	(142)
Net increase (decrease) in cash and cash equivalents	$(21,632)	$28,781

Net Cash Provided by Operating Activities

Cash flows provided by operations in the nine months ended March 31, 2026 were $50.3 million, including net income of $24.1 million and non-cash expenses of $99.3 million for items such as amortization of intangible assets, amortization of cloud computing implementation costs, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory, provision for credit losses and interest. Other sources of cash for the period included a decrease in inventories and increases in accounts payable, and deferred revenue. This was partially offset by increases in accounts receivable and prepaid and other assets as well as decreases in operating lease liabilities, accrued compensation and benefits and other liabilities.

Cash flows provided by operations in the nine months ended March 31, 2025 were $70.1 million, including net income of $0.3 million and non-cash expenses of $86.0 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in inventories and increases in deferred revenue and accrued compensation and benefits. This was partially offset by increases in accounts receivable and prepaid expenses and other assets as well as decreases in accounts payable, operating lease liabilities and other liabilities.

Net Cash Used in Investing Activities

Cash flows used in investing activities in the nine months ended March 31, 2026 were $20.4 million for the purchases of property and equipment and capitalized software development costs.

Cash flows used in investing activities in the nine months ended March 31, 2025 were $18.1 million for the purchases of property and equipment and capitalized software development costs.

Net Cash Used in Financing Activities

Cash flows used in financing activities in the nine months ended March 31, 2026 were $50.8 million primarily due to share repurchases of $62.0 million under the 2025 Repurchase Program, payments of $7.6 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and exercise of stock options and debt repayments of $11.3 million.

Cash flows used in financing activities in the nine months ended March 31, 2025 were $23.1 million primarily due to share repurchases of $13.0 million, payments of $1.9 million for taxes paid on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options, a payment of $0.7 million for debt financing costs related to the Amended Credit Agreement, and debt repayments of $7.5 million.

Foreign Currency Effect on Cash and Cash Equivalents

Foreign currency effect on cash and cash equivalents increased in the nine months ended March 31, 2026, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of March 31, 2026, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of March 31, 2026, we had $198.8 million of debt outstanding, which is payable in quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and an unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of March 31, 2026, we had non-cancelable commitments to purchase $101.6 million of inventory, including commitments for semiconductor components. These obligations reflect our ongoing effort to secure component supply and reduce supply chain risk given continued constraints in the global semiconductor market. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We have contractual commitments to our suppliers which represent commitments for future services. As of March 31, 2026, we had contractual commitments of $10.8 million that are due through fiscal year 2027.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of March 31, 2026, the value of our obligations under operating leases was $44.5 million.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of March 31, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to debt and foreign currencies.

Debt

We are exposed to interest rate fluctuations primarily through variable-rate borrowings under the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. As of March 31, 2026, we had $198.8 million of debt outstanding. During the quarter ended March 31, 2026, the average daily outstanding amount was $184.1 million, with a high of $202.5 million and a low of $172.5 million.

The following table presents hypothetical changes in interest expense for the quarter ended March 31, 2026, on the outstanding borrowings under the Amended Credit Agreement as of March 31, 2026, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of March 31, 2026	100 bps	50 bps
Debt	$(1,841)	$(921)	$184,100	$1,841	$921

* The underlying interest rate was 5.77% as of March 31, 2026.

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

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward or zero-cost collar contracts to attempt to mitigate the effect of gains and losses generated by foreign currency transactions related to certain forecasted operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of our foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of March 31, 2026 and 2025, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $65.9 million and $52.2 million, respectively. Changes in the fair value of derivatives are recognized in “Other expense, net.”

Zero-Cost Collar Contracts

Changes in the fair value of our zero-cost collar contracts are recorded as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of these derivatives are reclassified to the condensed consolidated statement of operations in the same period that the underlying hedged transaction affects earnings. As of March 31, 2026, zero-cost collar contracts designated as cash flow hedges, had a total notional principal amount of $80.4 million. As of March 31, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments.

Foreign Currency Transactions

For the three months ended March 31, 2026 and 2025, we recognized foreign currency transaction net gains of $1.9 million and foreign currency transaction net losses of $0.9 million, respectively, and for the nine months ended March 31, 2026 and 2025, we recognized foreign currency transaction net gains of $2.9 million and $0.5 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, the Company completed the implementation of a new enterprise resource planning (“ERP”) system. As a result of this implementation, the Company made certain changes to its internal control over financial reporting related to the associated processes. The Company will continue to evaluate further changes, if any, in our internal control over financial reporting during subsequent periods to confirm adequate internal control effectiveness.

Other than changes resulting from the ERP implementation, there were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met, and our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Extreme Networks have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2026.

The following table provides stock repurchase activity during the three months ended March 31, 2026 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(2) (3)	Plans or Programs	(1) (2) (3)
Beginning amount available to repurchase				$188,000
January 1, 2026 - January 31, 2026	—	$—	—	188,000
February 1, 2026 - February 28, 2026	2,958	14.58	2,958	144,879
March 1, 2026 - March 31, 2026	—	—	—	144,879
Total	2,958	$14.58	2,958
Remaining amount available for repurchase(2)				$138,000

(1)
On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company’s common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Refer to Note 9, Stockholders’ Equity, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report for further information regarding the 2025 Repurchase Program.
(2)
On January 30, 2026, the Company entered into an accelerated share repurchase agreement (the “2026 ASR”) to repurchase shares of the Company’s common stock as part of the 2025 Repurchase Program. Pursuant to the 2026 ASR and during the three months ended March 31, 2026, the Company paid $50.0 million for an initial delivery of 2,957,550 shares valued at $43.1 million with an average price of $14.58 per share. The remaining balance of $6.9 million was recorded in “Additional paid-in capital” as a forward contract in the Company’s common stock. The forward contract was settled on April 24, 2026 and the Company received an additional 342,257 shares of its common stock. The current balance remaining of $138.0 million reflects the full $50.0 million payment under the 2026 ASR.
(3)
The aggregate price and the average price per share do not include the effect of the excise tax under the provisions of the Inflation Reduction Act.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) of Regulation S-K under the Exchange Act).

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

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President, Chief Financial Officer (Principal Accounting Officer) April 30, 2026