Form 10-K
period 2026-06-30
EXTREME NETWORKS INC
filed 2026-08-17
CIK 1078271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $1.5 billion as of December 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, based upon the per share closing price of the Registrant’s common stock as reported on The Nasdaq Global Select Market reported on such date. For purposes of this disclosure, shares of common stock owned by executive officers and directors of the registrant and by persons who owned more than 5% of the outstanding shares of common stock have been treated as shares held by affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

130,490,653 shares of the Registrant’s common stock, $0.001 par value, were outstanding as of August 7, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2026 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

EXTREME NETWORKS, INC.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

Except for historical information contained herein, certain matters included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “will,” “may,” “designed to,” “believe,” “should,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “projected,” “forecasted,” “positions,” “seek,” and “continue” and similar expressions identify forward-looking statements, which speak only as of the date of this Annual Report. These forward-looking statements are contained principally under Item 1, “Business,” and under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may also be in other sections of this Annual Report on Form 10-K. Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances.

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
•
System security risks, data breaches, cyberattacks and other security incidents could compromise our proprietary information, disrupt our internal operations, impact services to customers, and harm public perception of our products, which could materially adversely affect our business, financial condition, operating results, and future growth prospects.
•
If we fail to anticipate technological shifts, market needs and opportunities, including the adoption of cloud-based and AI-enabled networking technologies, and fail to develop products, product enhancements, and business strategies that meet those, needs and opportunities in a timely manner or if they do not gain market acceptance, we may not be able to compete effectively, and our ability to generate revenues will suffer.
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

PART I

Item 1. Business

Overview

Extreme Networks, Inc. (EXTR) (collectively referred to as “Extreme,” “Company,” and as “we,” “us” and “our”) is a leader in AI-powered cloud-based networking, focused on delivering simple and secure solutions that help businesses address challenges and enable connections among devices, applications, and users. We push the boundaries of technology, leveraging artificial intelligence (“AI”), analytics, and automation in our industry-leading products and services. Tens of thousands of customers globally trust Extreme to drive value, foster innovation, and overcome extreme challenges. Extreme also designs, develops, and manufactures wired, wireless, and software-defined wide area network (“SD-WAN”) infrastructure equipment. Our Extreme Platform ONE™ solution, made generally available in July 2025, is a technology platform designed to reduce operational complexity for enterprises by integrating networking, security, and AI solutions into a single platform. In May 2026, we announced Extreme Agent ONE™, a unified AI experience within Extreme Platform ONE that is expected to operate across Coworker and Operator modes. The Coworker mode is expected to provide proactive, context-aware assistance, and the Operator mode is expected to support autonomous execution of certain operator-defined tasks, in each case subject to customer-defined rules, schedules, and governance.

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

Industry Background

Enterprises across every industry are navigating significant technology transformation driven by cloud adoption, application modernization, cybersecurity demands, and the rapid emergence of generative, multimodal, and agentic AI. AI technologies are increasingly being used to automate workflows, accelerate decision-making, and assist in the management of information technology (“IT”) environments. To support these workloads, organizations are rearchitecting their networks from the edge to the data center, requiring infrastructure that is intelligent, secure, and highly automated.

As networks become more distributed and complex, traditional management approaches may be less effective in addressing operational requirements. IT teams increasingly seek automation, visibility, and integrated security capabilities to operate dynamic environments while reducing operational complexity. Enterprise networking serves as a foundational platform supporting digital experiences for customers, employees, students, patients, and connected devices.

We believe the industry is entering a new era of enterprise networking, where AI-powered platforms leverage AI agents to move beyond monitoring and recommendations toward autonomous operations. AI agents represent the next major inflection point, enabling networks to proactively identify issues, automate routine tasks, optimize performance, and augment IT teams at scale. Organizations that embrace AI-native networking platforms will be better positioned to improve resilience, accelerate innovation, and reduce operating costs.

The network has become the foundation for AI-powered enterprises. Organizations are modernizing infrastructure to support distributed users, connected devices, cloud applications, internet of things (“IoT”), and increasingly AI-driven workloads, while addressing growing operational complexity, cybersecurity threats, and IT talent shortages.

We believe these trends are driving a multi-year infrastructure refresh cycle. Enterprises are accelerating adoption of Wi-Fi 7 to support higher device density, lower latency, AI-enabled applications, and richer digital experiences. As customers upgrade campus infrastructure, they are increasingly seeking integrated platforms that combine networking, security, and AI-driven automation.

Extreme Platform ONE unifies network management, security, analytics, and AI agents into a single platform. Leveraging generative, multimodal, and agentic AI, it automates network design, deployment, operations, and troubleshooting, helping IT teams improve productivity, accelerate issue resolution, and reduce operational costs. In May 2026, we introduced Extreme Agent ONE, a unified AI experience designed to operate across Coworker and Operator modes, with the Coworker mode expected to become generally available in the third quarter of calendar 2026 and the Operator mode expected to be introduced in the fourth quarter of calendar 2026.

Extreme also differentiates itself through its enterprise campus fabric architecture, which is designed to simplify network segmentation, provisioning, and policy management while improving resilience and security. By automating traditionally manual operations and virtualizing the campus network, fabric is intended to help customers deploy services more efficiently, reduce complexity, minimize downtime, and improve operational performance.

As organizations modernize their infrastructure, cloud choice and deployment flexibility have become increasingly important. Extreme is uniquely positioned to give customers deployment choice through public, private, hybrid, and sovereign cloud management, all delivered through Extreme Platform ONE. This enables customers to meet regulatory, security, and operational requirements while centrally managing wired, wireless, fabric, SD-WAN, and network access control across distributed environments from a single platform.

We believe the convergence of AI, Wi-Fi 7, campus modernization, cloud flexibility, and autonomous network operations represents one of the most significant networking technology transitions in over a decade. Extreme's integrated portfolio positions the Company to help customers modernize their infrastructure, simplify operations, strengthen security, and reduce both capital and operating costs.

We estimate the total addressable market (“TAM”) for our networking solutions, consisting of cloud-managed networking, wireless local area networks (“WLAN”), campus Ethernet switching, data center switching, SD-WAN solutions, and elements of the Secure Access Service Edge (“SASE”), exceeded $46 billion in calendar year 2025. Based on data from 650 Group, demand is projected to grow at a five-year compound annual growth rate (“CAGR”) of approximately 11%, reaching $77 billion by 2030. Within this market, cloud-managed networking solutions are expected to grow at a CAGR of approximately 13% reaching $19 billion by 2030. And with Extreme Platform ONE, we are addressing AI Networking for the Campus, where spending is forecasted to grow at a 60% CAGR over the next five years.

The Extreme Strategy

Extreme is executing a platform-led strategy focused on simplifying enterprise networking through AI. Extreme Platform ONE is designed to unify networking, security, and AI into a single enterprise platform that enables IT teams to design, deploy, manage, and secure networks using AI-enabled capabilities. By automating routine operations and accelerating complex tasks, Extreme Platform ONE is designed to improve productivity while reducing operational complexity.

We believe this approach positions us to compete more effectively in the large enterprise market, expand strategic customer relationships, and increase participation in larger opportunities. The platform is supported by simplified licensing and flexible deployment options across public, private, hybrid, and sovereign cloud environments.

Key elements of Extreme’s strategy and differentiation include:

•
Deliver AI that is fully integrated into the networking experience. As IT environments grow in complexity, enterprises need simpler, smarter ways to manage their networks. Extreme Platform ONE is designed to deliver the following benefits:
o
AI-Powered Insight and Automation: Customers gain instant insights while the network adapts in real time to bandwidth spikes and security threats. Network administrators can set guardrails for policy, risk, and approvals, while AI agents act autonomously to optimize performance and reliability.
o
End-to-End Network Visibility: With real-time visualization of the network topology and lifecycle data, customers can improve compliance, simplify onboarding, and enable proactive planning for refreshes, expansions, or support alignment. Extreme Platform ONE eliminates fragmented snapshots of the network and delivers a complete view in one place.
o
Unified Operations Dashboard: Extreme Platform ONE consolidates license, contract, and asset management into a single, intuitive platform, delivering real-time visibility into usage, renewals, support coverage, and device inventory across all sites and product lines.
o
Integrated Experience: One integrated experience for everyone in an organization, including Network Operations, Security Operations, and related business teams, to access the tools and information they need from a fully customizable workspace.
o
Simplified licensing: Extreme Platform ONE is backwards compatible with ExtremeCloud IQ and is now bundled with support services to facilitate license to asset tracking.
•
Redefine enterprise networking through autonomous operations. With the introduction of Extreme Agent ONE into our cloud management platform, the Company is moving beyond traditional AI assistants to purpose-built AI agents that can proactively monitor, reason, recommend, and autonomously execute tasks within customer-defined governance frameworks. we expect these innovations to strengthen Extreme Platform ONE by helping customers reduce operational complexity, improve network resilience, and increase IT productivity through continuous, AI-driven automation.
•
Provide a differentiated end-to-end cloud networking architecture. Cloud-managed networking includes cloud-managed services and cloud-managed products, which are largely WLAN access points and Ethernet switches. Cloud management technology has evolved significantly over the past decade. Extreme offers:
o
Cloud Platform: A robust cloud management platform that delivers visibility, intelligence, and assurance from the network edge to the core, underpinned by AI infrastructure for reasoning, contextual intelligence, and agentic execution.

o
Cloud Choice: We provide hosting flexibility across a range of options including public, private, and on-premises edge cloud options. Our cloud networking solution is available on all major cloud providers (Amazon Web Services (“AWS”), Google Cloud Platform (“GCP”) and Microsoft Azure).
o
ExtremeCloud IQ: Our ExtremeCloud IQ offering conforms to ISO/IEC 27001, ISO/IEC 27017 and ISO/IEC 27701 standards for data privacy and protection as set forth by the International Standards Organization (“ISO”), and is CSA STAR certified.
o
Consumption Model and Commercial Flexibility: We offer a range of financing purchasing options for network related infrastructure. Our value-based subscription tiers provide customers with flexibility to grow, as well as offer pool-able and portable licenses that can be transferred between products (e.g., access points and switches) at one fixed price.
•
Offer customers flexibility in how and where they choose to deploy their networks. We leverage the cloud where it makes sense for our customers and provide on-premises solutions where customers need it and we also have a solution for those who want to harness the power of both. Our hybrid approach gives our customers options to adapt the technology to their business. At the same time, all of our solutions have visibility, control and strategic information built in, all tightly integrated with a single view across all of the installed products. Our customers can understand what is going on across their network and applications in real time – who, when, and what is connected to the network, which is critical for bring your own device (“BYOD”) and IoT usage.
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
o
Universal Wi-Fi 6/6E/7 APs (300/400 Series / 3000 Series / 4000 Series / 5000 series) support campus or distributed deployments with a choice of cloud or on-premises (air-gapped or cloud-connected) management.
o
Universal licensing with one portable management license for any device and for any type of management. For switches, operating system feature licenses are portable, and bulk activated through our platform.
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
o
Extreme Platform ONE Security (Universal ZTNA) integrates network, application, and device security within a single solution. By combining Cloud Network Access Control (“NAC”) and Zero Trust Network Access (“ZTNA”) into a single, easy-to-use software-as-a-service (“SaaS”) offering, we help customers ensure unified observability, frictionless user experiences and a consistent security policy for applications and devices as well as support secure hybrid work use cases for customers. As the virtual private network (“VPN”) market transitions to ZTNA, the proliferation of individual applications, each with their own policy and dashboard, is adding complexity and expense for enterprise customers. We expect the broadening of our security offering to drive significant traction for our business with growth opportunities.
o
Extreme’s unique and highly differentiated network fabric makes it simple to orchestrate applications and policy across the entire campus, from the core to the wireless edge, and across the wide area network. We bring enhanced security, the ability to segment networks and zero touch, automated provisioning, thus reducing confusion, complexity and the need for additional IT staff.
•
End-to-End Portfolio. Our cloud-based solutions provide visibility, control and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless switching, wireless access points, WLAN controllers, routers, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed, and controlled from a single pane of glass on premises or from the cloud.
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
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The network edge landscape is changing as the explosion of mobile, IoT devices and now AI agents increase the demand for high-performance, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the pending migration from Wi-Fi 6 solutions to Wi-Fi 6E and Wi-Fi 7, focused on providing more efficient access to the broad array of connected devices. We believe we have the industry’s broadest 6 GHz indoor and outdoor wireless portfolio.
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
•
Expand market penetration by targeting high-growth markets. Within the campus, we focus on the mobile user, leveraging our automation capabilities and tracking WLAN growth. Our data center approach leverages our product portfolio to address the needs of public and private cloud data center providers. We believe that the cloud networking compound annual growth rate will continue to outpace the compound annual growth rate for on-premises managed networking. Our focus is on expanding our technology foothold in cloud networking to accelerate cloud-based management adoption and subscription-based licensing consumption.
•
Leverage and expand multiple distribution channels. We distribute our products through select distributors, a large number of resellers and system-integrators worldwide, as well as several large strategic partners. We maintain a field sales force to support our channel partners and to sell directly to certain strategic accounts. As an independent networking vendor, we seek to provide products that, when combined with the offerings of our channel partners, create compelling solutions for end users.
•
Maintain and extend our strategic relationships. We have established strategic relationships with a number of industry-leading vendors to provide both increased and enhanced routes to market, to collaboratively develop unique solutions.

Products

Our products and services categories include:

•
Cloud Networking Platform: Core to our product portfolio and providing end-to-end visibility and control from the access edge to the data center is our industry-leading cloud platform and cloud management application, ExtremeCloud IQ. ExtremeCloud IQ is a machine learning (“ML”)/AI powered, wired and wireless cloud network management solution that offers advanced visibility and control over users, devices, and applications. ExtremeCloud IQ is designed to allow customers to keep operational costs low, adjust to customer demand, and deliver robust functionality for provisioning, management, troubleshooting and provide guaranteed data durability to assure access with 100% uptime. ExtremeCloud IQ is available in public, private, or on-premises deployment options that support one goal – to provide customers with maximum flexibility, continuous innovation and consistent user experience. It can be deployed in any major data center environment such as AWS, GCP and Azure, or local private cloud options. The ExtremeCloud IQ application already manages over three million devices and is run from multiple regional data centers, giving customers greater control over the location of their data and adding to the resiliency of the platform. Extreme Platform ONE, made generally available in July 2025, is a bold innovation designed to redefine the cloud networking landscape. This natively integrated platform brings together networking, security, and AI-driven automation into one cohesive solution, aligned with our long-term growth strategy. With simplified licensing and end-to-end visibility, it is designed to unlock new levels of operational efficiency and scalability. We believe the platform's generative, multimodal, and agentic AI capabilities position Extreme Networks as a leader in autonomous network management, creating value for customers and driving competitive advantage in a rapidly evolving market.
•
Automation, Analytics, and Security Applications: Our application portfolio delivers additional analytics, security, access control, and management insights both on-premises and in the cloud. ExtremeCloud IQ – Site Engine extends cloud management to non-cloud native and multi-vendor devices to provide one dashboard view of your entire network that can be managed in the cloud or on-premises. The application provides task automation, access control, granular visibility with real-time analytics and multi-vendor device management. ExtremeCloud IQ Essentials provides three key applications - Wireless Intrusion Prevention System (“WIPS”), location services, and guest management - for ExtremeCloud IQ Pilot license customers at no added cost, enabling organizations to take advantage of an all-in-one platform for wired and wireless management, business insights, location tracking, wireless security, seamless IoT onboarding and guest access through a single user interface.

•
Wireless LAN AP: One of the industry’s broadest and most comprehensive, Extreme’s wireless AP portfolio includes both indoor and outdoor Wi-Fi 7 and prior generation APs. Proven in some of the most demanding environments, ExtremeWireless delivers an exceptional experience for BYOD and mobile users wherever they may roam. Included in that portfolio are our custom stadium and large venue outdoor Wi-Fi 7 APs, which, when combined with ExtremeAnalytics, are the basis of our selection as the Official Wi-Fi Solutions Provider for the National Football League and Major League Baseball. In addition to powering large venues and stadiums, our Extreme APs also deliver flexible and scalable options for highly distributed environments for major companies globally. Our APs allow our customers to purchase universal hardware, starting with our Wi-Fi 7 AP portfolio, and choose the software mode option for the optimal deployment architecture in their environments. Our premier wireless security solution, Extreme AirDefense delivers intrusion detection and prevention capabilities across the wireless portfolio. Recently, we also introduced the first WIPS solution to incorporate support for Bluetooth and Bluetooth Low Energy (“BLE”) visibility and intrusion protection. This includes device location support and change detection, rogue BLE Beacon detection and unsanctioned BLE device detection.
•
Wired for Edge, Campus, and Data Center: Our switching portfolio includes products designed to make every connection effortless by enabling the deployment of high-speed performance at scale for access, high-density, campus, core, and data center environments. Within the Extreme Switching portfolio are Access Edge products offering connection speeds ranging from 100 Megabits per second to 25 Gigabits per second (“Gbps”) – including edge multi-rate 2.5Gbps and 5Gbps capabilities. These switches provide various physical presentations (copper and fiber) along with options to deliver traditional Ethernet or convergence-friendly Power-over-Ethernet (“PoE”), including high-power universal POE consisting of 90W power to support new classes of Ethernet-powered devices. These switching products, combined with our unique fabric capability, deliver automation and hyper-segmentation, as well as features, performance, and reliability required by our customers to deploy, operate and manage converged infrastructure, along with the ability to harden the perimeter of the network infrastructure.

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
•
Customer Service and Support: Our customers seek high reliability and maximum uptime for their networks. To that extent, we provide the following service offerings:
o
Support services for end-users, resellers and distributors. We meet the service requirements of our customers and channel partners through our Technical Assistance Centers (“TACs”), located in Morrisville, North Carolina; Salem, New Hampshire; Aurora, Illinois; San Jose, California; Reading, United Kingdom; Penang, Malaysia; Brno, Czech Republic; Bangalore and Chennai, India; Seoul, Korea; and Tokyo, Japan. Our TAC engineers and technicians assist in diagnosing and troubleshooting technical issues regarding customer networks. Development engineers work with the TACs to resolve product functionality issues specific to each customer.
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

Sales, Marketing and Distribution

We conduct our sales and marketing activities on a worldwide basis through a channel that utilizes distributors, resellers and our field sales organization. As of June 30, 2026, our worldwide sales and marketing organization consisted of 910 employees. We have domestic sales offices located in five states within the United States and international sales offices located in 26 countries.

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
•
Resellers. We rely on many resellers worldwide that sell directly to the end-user customer. Our resellers include regional networking system resellers, resellers who focus on specific vertical markets, value added resellers, systems integrators and wholesale resellers. We provide training and support to our resellers and our resellers generally provide the first level of contact to end-users of our products. Our relationships with resellers are on a non-exclusive basis. Our resellers are not given rights to return inventory and do not automatically participate in any cooperative marketing programs.
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

Within the Ethernet Switching and WLAN markets which Extreme serves, we categorize customers into three primary groups based on scale and infrastructure needs:

1.
Mid-market customers—typically with 500 to 999 employees, are regional or national in scope and possess moderate IT complexity and budgets. This segment represents an estimated TAM of $11 billion in 2026.
2.
Enterprise customers—defined as companies with 1,000 or more employees—operate global-scale infrastructures and require advanced security and compliance capabilities, representing a TAM of approximately $27 billion in 2026.
3.
Service providers—which include organizations delivering voice, data, or internet services to consumers and businesses, vary widely in sizes. This segment accounts for a TAM of approximately $2 billion in 2026.

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

International sales

International sales are an important portion of our business. In fiscal 2026, sales to customers outside of the United States accounted for 55% of our consolidated net revenues, compared to 52% in fiscal 2025 and 48% in fiscal 2024. These sales are conducted primarily through foreign-based distributors and resellers managed by our worldwide sales organization. In addition, we have direct sales to end-user customers, including large global accounts. The primary markets for sales outside of the United States are countries in Europe and Asia, as well as Canada, Mexico, Central America and South America.

We operate in one segment, the development and marketing of network infrastructure equipment and related software and subscriptions. Information concerning revenues, results of operations and revenues by geographic area is set forth under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Information on risks attendant to our foreign operations is set forth below in Item 1A. “Risk Factors.”

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

Backlog

Our products are sold based on standard purchase orders and backlog represents confirmed orders with a purchase order for products to be fulfilled and billed to customers with approved credit status. Actual shipments of products depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors. Although, we believe the orders included in the backlog are firm, all orders are subject to possible rescheduling or cancellations by customers, which we may elect to allow on an exception basis. Therefore, we do not believe our backlog, as of any particular date is necessarily indicative of actual revenues for any future period.

Our product backlog at June 30, 2026, net of anticipated back-end rebates for distributor sales, was $51.8 million, compared to $72.3 million at June 30, 2025.

Seasonality

Like many of our competitors, we historically have experienced seasonal fluctuations in customer spending patterns, which generally adversely affect our first and third fiscal quarters. This pattern should not be relied upon or be considered indicative of our future performance, as it has varied in the past.

Manufacturing

We utilize a global sourcing strategy that emphasizes procurement of materials and product manufacturing in competitive geographies. However, this strategy continues to face challenges from global supply chain disruptions, trade policy changes, and tariff uncertainties that impact cost, availability, and delivery timelines. Recent geopolitical tensions, including ongoing conflicts that have elevated fuel and transportation costs, further compound these challenges and impact the overall economics of our supply chain. We rely upon original design manufacturers (“ODM”), such as Alpha Networks, Inc., Lite-On Technology Corporation, Quanta Computer Inc., Senao Networks, Inc., Sercomm Corporation and Wistron Neweb Corporation to manufacture, support and ship our products, and therefore are exposed to risks associated with their businesses, financial condition, and geopolitical conflict in geographies in which they operate. Our arrangements with these manufacturing partners generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexible capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property that allow us to adjust more quickly to changing end-customer demand. We also leverage and depend on the strong Environmental, Social and Governance policies and standards of our manufacturing partners. The ODM manufacturing process uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. To mitigate security risks associated with conducting business across our interconnected supply chain we have a Supply Chain and Information Security Policy and related procedures for communicating our requirements to suppliers and conducting annual compliance assessments. Additionally, we have launched new product features such as Secure Boot, which are being designed to provide additional integrity assurance of the firmware and software running on our hardware platform by establishing an encrypted key-based chain-of-trust relationship in the boot process. The manufacturing processes and procedures are generally certified to ISO 9001 standards. The manufacturing process and material supply chains are flexible enough to allow us to mitigate, at least in part, risks arising from geopolitical conflicts that impact cost and delivery.

We use a collaborative sales and operations planning forecast of expected demand based upon historical trends and analyses from our Sales and Product Management functions as adjusted for overall market conditions. Demand Planning, Supply Operations and our Distributors work closely using a ‘continuous planning’ methodology as part of our Sales and Operations Execution process to determine and position our material requirements to support customer demand. Our manufacturing partners procure the components needed to build our products based on our demand forecasts that cover material lead times. This allows us to leverage the expertise and purchasing power of our manufacturing partners. Our products rely on key components, including merchant silicon, integrated circuit components and power supplies purchased from a limited number of suppliers, including certain sole source providers. The current market environment continues to present persistent challenges. Extended lead times remain prevalent across multiple component categories, tariffs and trade disruptions show no signs of abatement, volatile commodity pricing shows sustained upward pressure, elevated energy and transportation costs driven by geopolitical instability persist, and component availability constraints continue to challenge the broader supply ecosystem. We continue to learn from the evolving global supply chain and build upon innovative strategies to enhance resilience and agility into our supply chain. We are utilizing technology brought forward from our ongoing Digital Transformation project, which has entailed integrating digital technology including artificial intelligence and advanced analytics tools, into all areas of our business, changing how we operate and deliver value to customers. These AI tools, systems and processes have given us enhanced visibility and control over inventory, improved demand forecasting accuracy, and greater ability to navigate complex supply chain scenarios. Collaborative partnerships with our ODMs and diversified sourcing strategies have also emerged, fostering greater flexibility and risk mitigation. Our product development efforts also depend upon continued collaboration with our key suppliers, including our merchant silicon vendors such as Broadcom, Inc.. As we develop our product roadmap and continue to expand our relationships with these and other merchant silicon vendors, it is critical that we work in tandem with our key vendors to ensure that their silicon includes improved features and that our products take advantage of such improved features. Further information on risks relating to our inventory forecasting and supply chain is set forth below in Item 1A. “Risk Factors.”

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

Our product research and development activities focus on solving the needs of customers in the enterprise campus edge and core by providing a unified wired, wireless, and SD-WAN cloud-driven network, enabling secure access from edge to public, hybrid, or private clouds in targeted verticals. Current activities include the continuing development of our innovative switching technology aimed at giving our customers flexibility in how they deploy, connect to the cloud, monitor, and configure instantly saving time and money. Our ongoing research activities cover a broad range of areas, including cloud native technologies and solutions, generative AI, agentic AI with a focus on Agent ONE autonomous network automation, network security, identity management, wired and wireless networking, switching, and routing, open standards interfaces, software defined networks, campus, and data center fabrics. In fiscal year 2026, we significantly expanded our autonomous AI focus, advancing Agent ONE capabilities to deliver self-driving network operations across our entire platform. In addition, we continue to invest in ML/AI technology solutions targeting autonomous anomaly detection and remediation, self-healing network infrastructure, Cloud Wi-Fi optimization, IoT anomaly detection, and intelligent user and application recommendations.

We continue to enhance the functionality of our network operating systems which have been designed to provide high reliability, scale, and availability. This allows us to leverage a common operating system across different hardware and network chipsets.

As of June 30, 2026, our research and development organization consisted of 1,050 employees. Research and development efforts are conducted in several of our locations, including Morrisville, North Carolina; San Jose, California; Salem, New Hampshire; Toronto, Canada; Hangzhou, China; and Bangalore and Chennai, India.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. As of June 30, 2026, we had 612 issued patents in the United States and 394 patents outside of the United States. The expiration dates of our issued patents in the United States range from calendar years 2026 to 2044. Although we have patent applications pending, there can be no assurance that patents will be issued from pending applications or that claims allowed on any future patents will be sufficiently broad to protect our technology. As of June 30, 2026, we had 27 registered trademarks in the United States and 340 registered trademarks outside of the United States.

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

Competition

The market for network switches, routers and software (including analytics), which is part of the broader market for networking equipment, is extremely competitive and characterized by rapid technological progress, frequent new product introductions, changes in customer requirements and evolving industry standards. We believe the principal competitive factors in this market are:

•
expertise and familiarity with network protocols, network switching/routing/wireless and network management;
•
consolidation in the market of networking solution providers;
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
•
customer service and support;
•
size and scope of distribution network;
•
brand name;
•
breadth of product offering;
•
access to customers; and
•
size of installed customer base.

We believe we compete with our competitors with respect to many of the foregoing factors. However, the market for network switching solutions is dominated by a few large companies, particularly Cisco Systems, Inc., Hewlett Packard Enterprise Company, and Huawei Technologies Co. Ltd. To a lesser extent, Extreme competes with products and solutions from Arista Networks Inc., RUCKUS Networks, Inc., Fortinet, Inc., and Ubiquiti Inc. Most of these competitors have greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources.

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

Restructuring and Impairment

Fiscal year 2026

During fiscal 2026, the Company continued to execute on the restructuring plans initiated in prior years and completed all the plans by the end of fiscal year.

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

As of June 30, 2026, we employed 2,894 people. Of these, 31.4% work in sales and marketing, 36.3% in research and development, 5.7% in operations, 14.4% in customer support and services and 12.2% in finance and administration. These employees were located worldwide, with 42.0% located in the United States, 9.5% in other locations in the Americas, 32.0% in the Asia Pacific region (“APAC”), which includes India, and 16.5% in the regions of Europe, Middle East and Africa (“EMEA”).

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

Talent Acquisition and Development. We strive to attract and retain the most qualified employees for each role within the Company. We on-board new employees through the New Hire Orientation and encourage skill development throughout the employee journey utilizing various role-specific training programs, career development tools, manager training, coaching, and mentorship. We continue to develop our employees, for example, by providing a subscription to LinkedIn Learning for all employees. We provide regular feedback to our employees with performance management reviews.

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

Inclusion and Engagement. We believe we gain valuable perspective that drives better decision making when we include all voices. To foster an inclusive environment, we support several employee-led employee resource groups, including Abilities Alliance (employees with disabilities), API (Asian Pacific Islanders), APEX (Aspiring Professionals @ Extreme), Black @ Extreme (Black/African American), LaRaza (Hispanic), Maitri (employees in India), Parents at Extreme Networks, Pride Alliance (LGBTQ+), Veterans Council, and Women in Networking. Our employee resource groups are open to all and provide regular programming to create connections between employees and enhance engagement within Extreme. To further build employee engagement, we request feedback from employees through our annual ECHO (Employees Communicate Honest Opinions) survey, an avenue for leadership to listen and then take action based on the feedback received. We also promote an open-door policy and encourage employees to provide feedback to leadership on an informal basis.

Organization

We were incorporated in California in May 1996 and reincorporated in Delaware in March 1999. Our corporate headquarters are located at 2121 RDU Center Drive, Suite 300, Morrisville, NC 27560 and our telephone number is (408) 579-2800. We have several corporate offices in the United States and in international locations. We electronically file our Securities and Exchange Commission (“SEC”) disclosure reports with the SEC and they are available free of charge at both www.sec.gov and at our website www.extremenetworks.com.

Our corporate governance guidelines, the charters of our Audit Committee, our Compensation Committee, our Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics policy (including code of ethics provisions that apply to our principal executive officer, principal financial officer, controller and senior financial officers) are available on the Investor Relations section of our website at investor.extremenetworks.com under “Governance.” These items are also available to any stockholder who requests them by calling (408) 579-2800.

Item 1A. Risk Factors

We face a number of risks and uncertainties which may have a material and adverse effect on our business, operations, industry, financial condition, operating results or future financial performance. While we believe we have identified and discussed below the material risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may materially adversely affect our business, financial condition, operating results, and future financial performance.

Risks Related to Our Business, Operations, and Industry

Geopolitical changes are creating uncertainty regarding economic and trade matters, potentially leading to adverse general economic conditions that may adversely impact our business, financial condition, and operating results.

The ongoing unpredictability of U.S. economic and trade policies, including tariff actions and related government measures, continues to create significant uncertainty in the world economy, including inflationary pressures. In addition, various military actions, armed conflicts, and geopolitical tensions, including the Russia-Ukraine conflict, the Israel-Hamas conflict and related regional instability in the Middle East, and military actions involving the United States and Iran, have increased global uncertainty. Potential impacts of these policies and tensions could include decreased demand for our products, increased costs to us, supply chain limitations, and volatility of our stock price.

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

While we have diversified our manufacturing presence and limited our reliance on imports from China, tariffs have been imposed and threaten to be increased on other countries where our products are manufactured, such as Taiwan, Vietnam, Thailand, and the Philippines. A majority of our products are currently excluded from the bulk of these tariffs, though we cannot predict that will continue to be the case. Any imposition of tariffs or new export controls affecting imports of our products to the United States may result in increased costs and potential delays.

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

The market for network switches, routers and software (including analytics) is intensely competitive and dominated primarily by Cisco Systems Inc., Hewlett Packard Enterprise Company, and Huawei Technologies Co. Ltd. To a lesser extent, Extreme competes with products and solutions from Arista Networks, Inc., RUCKUS Networks, Fortinet, Inc., and Ubiquiti Inc. Most of our competitors have greater name recognition, larger customer bases, broader product lines and substantially greater financial, technical, sales, marketing and other resources. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, they have larger distribution channels, stronger brand names, access to more customers, a larger installed customer base, and a greater ability to make attractive offers to channel partners and customers than we do. Further, many of our competitors have made substantial investments in hardware networking capabilities and offerings as well as software and AI functionality to run and manage the networks. These competitors may be able to gain market share by leveraging their investments to attract customers at lower prices or with greater synergies.

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

We may also face increased competition from traditional networking solutions companies, companies in adjacent industries such as information security moving into networking, and cloud hyperscalers offering Infrastructure as a Service and Platform as a Service products to enterprise customers. In particular, AWS, Microsoft Azure, and GCP may provide enterprise customers with a cloud-based platform of data center computing and networking services that could compete with our services and adversely impact our market share and revenue. In addition, AI software vendors and platforms could leverage their AI model capabilities, integrations, and agentic workflows to address network-centric use cases that compete with traditional network management solutions. If these technologies enable customers to manage, analyze, and operate network infrastructure through AI-enabled interfaces, they could disrupt portions of the networking industry and adversely affect our competitive position, revenue, and growth prospects. One of our key differentiators is the quality of our support and services. Our failure to continue to provide high-quality support and services could materially adversely affect our business, financial condition, operating results, and future growth prospects.

Supply chain issues such as concentration of suppliers and manufacturing partners, supplier disruptions, shipping delays, material or components shortages, quality control, regulatory impacts, and inability to reduce manufacturing costs could harm our business, financial condition, and operating results.

We primarily rely on our manufacturing partners Alpha Networks, Inc., Senao Networks, Inc., Wistron Neweb Corporation, Sercomm Corporation, Quanta Computer Inc., Lite-On Technology Corporation, and select other partners to manufacture our products. In addition, we currently purchase some key components used in the manufacturing of our products from single or limited sources and are dependent upon supply from these sources to meet our needs. Our top six suppliers accounted for a significant portion of our purchases during the year. Given the concentration of our supply chain, particularly with certain sole or limited source providers, any significant disruption to any of the key suppliers or a termination of a relationship could temporarily impact our operations and our ability to meet customer orders. Because we may represent a relatively small portion of the overall business of certain suppliers or manufacturing partners, our orders may not receive priority in times of constrained capacity, which could limit our ability to obtain sufficient product or components.

Such disruptions could be caused by natural disasters, public health emergencies such as pandemics, business interruption related to financial or operational factors, cyberattacks, geopolitical events such as the threat of political or military actions, energy constraints, regulatory constraints, labor or raw materials shortages, component price increases, quality issues, transportation or shipping delays, tariffs or other trade restrictions, or other events. Certain semiconductor components used in our products are manufactured in regions that are subject to heightened geopolitical risk. For example, a significant portion of the world’s advanced semiconductor manufacturing capacity is located in Taiwan, and any military conflict, blockade, trade disruption, or other instability affecting the region could further constrain component availability, increase costs, and adversely affect our ability to manufacture and deliver products.

We have experienced in the past, and continue to experience, challenges obtaining components such as semiconductor chips due to high demand or limited supply. In particular, we rely on certain memory and semiconductor components that have experienced supply constraints, reduced production capacity, and significant price volatility as suppliers shift to newer technologies, resulting in increased costs, longer lead times, and potential allocation limitations that could adversely affect our ability to manufacture and deliver products. Some vendors are reallocating raw materials and production capacity away from enterprise-grade components toward more advanced technologies. For example, certain manufacturers have reduced or discontinued production of certain older-generation memory chips in order to devote capacity to newer, higher-demand memory and AI-related components. These disruptions could result in extended lead times, higher overall costs, expedited shipping expenses, component shortages or allocations, and delayed product introductions. Additional factors that may impact costs and availability include energy, raw material, and transportation costs. Our ability to deliver products to customers also depends on global transportation and logistics networks that are subject to disruption from factors such as labor disputes, port congestion, geopolitical events, natural disasters, severe weather, and other factors beyond our control. Disruptions to these transportation and logistics networks could result in shipping delays, increased freight and logistics costs, reduced product availability, and delays in fulfilling customer orders. Climate change may exacerbate the frequency or severity of certain weather-related and natural disaster events affecting our suppliers, manufacturing partners, transportation networks, and other aspects of our supply chain. While we maintain strong relationships with our manufacturing partners and suppliers, our agreements with them are generally of limited duration and pricing, quality, and volume commitments are negotiated on a recurring basis. Manufacturing partners and suppliers may be unable or unwilling to renew agreements with consistent terms, and could materially increase prices (including increases related to inflationary pressures) or reduce quantity, quality, volume, or service level standards. We may not be able to pass along increased costs to our customers, which could negatively impact gross margin. Reductions in quantity or quality of finished product could decrease the amount of product for sale and could negatively impact the Company’s operating results.

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

System security risks, data breaches, cyberattacks, and other security incidents have occurred in the past and may occur in the future, potentially compromising our proprietary information, disrupting our internal operations, impacting services to customers, and harming public perception of our products, which could materially adversely affect our business, financial condition, operating results, and future growth prospects.

In the ordinary course of business, we provide cloud-based services and store data, including personally identifiable information, as well as proprietary business information belonging to our business (such as trade secrets) and belonging to our customers, suppliers and business partners. We store such data on our computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). In addition, we store information through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. We are also increasingly dependent on third-party service providers, including software-as-a-service providers and other vendors, for critical aspects of our operations. These providers may have short operating histories, fewer resources, or less mature security programs, which could increase the risk of service disruptions, security incidents, or operational failures affecting our business.

We have experienced security incidents in the past, including incidents involving social engineering and unauthorized access to systems or information, and may experience similar or more significant incidents in the future. For example, this year, a threat actor was able to obtain temporary access to certain employee accounts through vishing. The non-material incident was contained, there was no impact on the functionality of our products and services, and we promptly engaged outside cybersecurity experts and notified law enforcement.

We face numerous and evolving additional cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. These threats come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware, including vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Usage of “legacy” products that have been determined to have reached an end-of-life engineering status but will continue to operate for a limited amount of time may subject us or our customers to vulnerabilities. Increasingly, companies, including us, are subject to a variety of attacks on their networks and/or cloud-based services on an ongoing basis. Geopolitical tensions and military conflicts may further increase the frequency and sophistication of cyberattacks, espionage, and other hostile activities directed at private-sector organizations. Additionally, any integration of AI in our or any third party’s operations, products, or services is expected to pose new or unknown cybersecurity risks and challenges. The number of sophisticated attacks continues to increase on a global scale in frequency and magnitude, and with the availability to bad actors of AI to assist them in perpetrating these attacks, we expect the speed and complexity of these attacks to continue to escalate. Attacks could include supply chain attacks targeting our suppliers and attempts to penetrate our systems or disrupt our services directly. In some cases, sophisticated hardware, operating system software, and software applications and services that we produce or procure from third parties may contain vulnerabilities in design or manufacture or security defects that could allow network intrusion or unexpectedly interfere with the operation of our systems, products or services we provide to customers. In addition, outages, disruptions, or security incidents affecting our services or those of our third-party providers could result in our failure to meet service level commitments, which may require us to provide service credits, refunds, or other remedies to customers, and could expose us to contractual liability. Further, employee error, malfeasance, or other disruptions can result in a security or data breach.

Despite our security measures, we may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks or prevent all security or data breaches. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our IT Systems and data. Because the techniques and tools used by bad actors, many of whom are highly sophisticated and well-funded, to access or sabotage networks change frequently and generally are not recognized until after they are used, we may be unable to anticipate or immediately detect and remediate these techniques. Any such breach could compromise our networks, products, or cloud-based services by creating system disruptions, slowdowns or even shutdowns, and exploiting security vulnerabilities of our products, services, and the information stored as part of our operations could be accessed, publicly disclosed, lost or stolen. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT Systems and/or our customers’ proprietary or other sensitive information.

Any adverse impact to the availability, integrity, or confidentiality of our IT Systems, including any actual or perceived breach of network security involving our products, network, or the network of a customer of our networking products, regardless of whether the breach is attributable to our products, could harm the market perception of the effectiveness or security of our products. This could impede our sales efforts and impact our market share and future revenue. Such events require significant management attention and resources, impacting our expenses and resources available to commit to other efforts. In addition, the economic costs to us to eliminate, mitigate, or recover from, or remediate cyber or other security problems, such as bugs, viruses, worms, ransomware or other malware, and security vulnerabilities could be significant and may be difficult to anticipate or measure. Further, this could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition.

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

For example, cloud-based network management is among the fastest growing market categories within the networking industry. Our success may be impacted by our ability to provide cloud-based networking solutions that address the needs of our customers more effectively and economically than those of other competitors or existing technologies. If the cloud-based network management market does not develop in the way we anticipate, if our solutions do not offer significant benefits compared to competing legacy products, if end customers do not recognize the benefits that our solutions provide, or if we are unable to successfully execute on the transition to, and customer adoption of, our cloud-based networking solutions and related subscription offerings, then our growth prospects, including our ability to grow our subscription revenue, could be adversely affected. Because a portion of our revenues from cloud-based or subscription offerings is recognized over time, changes in customer bookings, renewals, or consumption levels may not be immediately reflected in our reported revenue, which could reduce visibility into the underlying performance of our business. If we are unsuccessful in integrating AI into the functionality of our products and achieving customer adoption of our AI-powered platform, our revenue growth could be limited. We may also face challenges accurately forecasting customer renewal rates, conversion rates from on-premises to cloud offerings, and levels of customer usage or consumption, which could result in volatility in our operating results. Our ability to grow subscription revenue also depends on our ability to attract new subscribers, retain existing customers, expand adoption of subscription and cloud offerings, and maintain favorable renewal and attach rates, any of which may be adversely affected by competition, customer budget constraints, pricing pressures, or changes in customer preferences.

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

Substantially all of our international sales are U.S. Dollar-denominated. Fluctuations in exchange rates between the U.S. Dollar and foreign currencies could increase our operating expenses, which are often paid in local currency. In the future, we may elect to invoice a larger portion of our international customers in local currency, which would expose us to greater fluctuations in exchange rates between the U.S. Dollar and the particular local currency. If we do so, we may decide to engage in hedging transactions to minimize the risk of such fluctuations. We have entered into foreign exchange forward contracts to offset the impact of payment of operating expenses in local currencies to some of our operating foreign subsidiaries. However, if we are not successful in managing these foreign currency transactions, we could incur losses from these activities.

If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

We maintain sufficient inventory of finished goods and, to a lesser extent, raw materials and drive demand with our third-party manufacturers in amounts that we believe allow for timely fulfillment of sales. We estimate required levels of inventory based on current and anticipated demand, market conditions, and product development cycles. Our estimates are also based on inventory levels and sales data from our distributors, which are not always reliable or timely. The actual levels of inventory are subject to the impact of external factors such as supply shortages, macroeconomic conditions, technology shifts, or price changes. Distributors may increase or decrease the levels of inventory that they order to meet supply shortages or expected demand. If distributors increase orders to build up stock out of concern for product shortages, or to meet anticipated demand that does not materialize, we may have excess channel inventory, and subsequent inventory corrections by distributors or other channel partners may lead to reductions in future period orders and adversely affect our operating results.

If we incorrectly forecast demand, we may accumulate excess inventory and incur write-downs for excess or obsolete inventory, including in connection with the end-of-life for specific products. We have recorded such write-downs in the past and may do so again in the future. Conversely, insufficient inventory could result in lost sales, reduced revenue, and harm to our distributor relationships.

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

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, service, finance, and operations personnel, many of whom would be difficult to replace. We have experienced and may in the future experience significant turnover in our executive personnel. Changes in our management and key employees could affect our financial results, and our prior reductions in force may impede our ability to attract and retain highly skilled personnel. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, service, finance, and operations personnel. The market for such personnel is competitive in certain regions for certain types of technical skills, particularly AI-related skills.

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

We increasingly rely on third-party cloud providers, including AWS, GCP, and Azure, to host our cloud solutions and support a growing number of our products, services, and internal operations, including enterprise systems. We do not own or control the operation of the third-party facilities or equipment used to provide the cloud services. Our computing infrastructure service providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our computing infrastructure service providers is acquired, we may be required to transition to a new provider and we may incur significant costs and possible service interruption in connection with doing so. In addition, such service providers could decide to close their facilities or change or suspend their service offerings without adequate notice to us. Moreover, any financial difficulties, such as bankruptcy, faced by such service providers may have negative effects on our business, the nature and extent of which are difficult to predict.

Service outages, performance problems, or errors at these third-party providers could adversely affect customer experience. Our agreements with third-party computing infrastructure service providers may not entitle us to corresponding service level credits to those we offer to our customers. Any changes in third-party service levels at our computing infrastructure service providers or any related disruptions or performance problems with our solutions could adversely affect our reputation and impact our customers’ operations, result in lengthy interruptions in our services, or result in potential losses of customer data. Interruptions in our services might reduce our revenues, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to service level credit claims and potential liability, or adversely affect our renewal rates.

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

The regulatory framework for AI is rapidly evolving as many federal, state, and foreign governments and regulatory bodies have introduced, and continue to consider, laws, regulations, and guidance governing the development, deployment, and use of AI. Laws regulating AI have been, and likely will continue to be, adopted in the United States and in non-U.S. jurisdictions, however the durability of these laws and the potential of additional state-level activity faces uncertainty in light of federal policy favoring a uniform, national AI regulatory framework. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based regulatory framework for AI systems in the EU market, and various U.S. states and other jurisdictions have enacted or are considering AI-related legislation. These and other regulatory developments may impose additional compliance obligations, require changes to our products, services, internal processes, or use of third-party AI technologies, increase development and compliance costs, restrict certain AI use cases, or expose us to regulatory investigations, litigation, fines, or other liabilities. Additionally, existing laws and regulations may be interpreted in ways that may affect our development, deployment, or use of AI technologies. Because the regulatory environment remains uncertain and continues to evolve, we may not be able to anticipate or respond effectively to new legal, regulatory, technical, or industry requirements, which could adversely affect our ability to develop, use, commercialize, or compete using AI technologies.

The adoption of AI technologies by our customers or competitors may also alter demand for our products and services or shift market expectations, which could adversely affect our business model, revenue mix, or competitive position. We also increasingly rely on third-party artificial intelligence technologies, including third-party models, tools, and platforms that may be integrated into our products or internal operations. These dependencies may introduce risks outside of our control, including risks related to model performance, security vulnerabilities, data handling practices, and compliance with applicable laws and regulations.

We have instituted an internal AI Council to provide governance for our use of AI, and to help identify and mitigate risks associated with our and our vendors’ use of AI. In addition, certain of our AI-enabled offerings are designed to execute tasks autonomously within customer-defined governance frameworks. If these capabilities do not perform as intended, take erroneous or unintended actions, or are deployed in customer environments in ways we did not anticipate, they could disrupt customer networks, result in service outages or security exposures, give rise to contractual or other liability, and harm our reputation. We may also not achieve general availability of announced AI capabilities on the timelines we have communicated, or at all. However, we may not be able to anticipate or mitigate all risk. Our employees and contractors may use artificial intelligence tools in the course of their work. Improper or unauthorized use of such tools could result in the unintended disclosure of confidential or proprietary information, including trade secrets, or may expose us to intellectual property, data protection, or cybersecurity risks. Any investigation or litigation related to our use of AI could have an adverse impact on our results of operations due to the associated costs and any related fines, and could also have an adverse impact on our customer relationships and ability to grow revenue.

If our products do not effectively interoperate with our customers’ networks and result in cancellations and delays of installations, our business, financial condition and operating results could be harmed.

Our products are designed to interface with our customers’ existing networks, each of which may have different specifications and utilize multiple protocol standards, products from other vendors, third-party platforms, operating systems, cloud environments, applications, and applications that we do not control. Many of our customers’ networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with many or all of these third-party products, as well as future products, to meet our customers’ requirements. If we identify errors in existing software, defects in hardware, changes to third-party platforms, modifications to application programming interfaces, delays in access to new releases, or restrictions on interoperability, we may need to modify our solutions to maintain compatibility, which could be costly and time consuming. In addition, if our products do not successfully interoperate with our customers’ networks or other third-party technologies, demand for our products could be adversely affected, orders could be delayed or canceled, and the functionality of our offerings could be impaired. This could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

Our operating results for any given period have and will continue to depend to a significant extent on large orders from a relatively small number of channel partners and other customers. However, we do not have binding purchase commitments from any of them. A substantial reduction or delay in sales of our products to a significant reseller, distributor or other customer could harm our business because our expense levels are based on our expectations as to future revenues and, to a large extent, are fixed in the short term. Some third-party distributors have contractual terms that allow them to return products to us, including unexpected returns. Any or all of the foregoing could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

Our sales to government and education customers may be adversely affected by public-sector procurement processes, budgetary constraints, and government contracting requirements.

We sell our products and services to customers in the government and education sectors, including federal, state, local governmental entities and educational institutions in the United States and in foreign countries, directly and through distributors, resellers, systems integrators, and other channel partners. Public-sector procurement may be subject to competitive bidding and other procurement procedures, budget approvals, appropriations, funding programs, and changing policy priorities. These processes can result in longer sales cycles, delayed or canceled orders, reduced or deferred spending, and increased price competition, making the timing and amount of revenue from these customers difficult to forecast.

Government procurement requirements vary across jurisdictions and may include local content requirements, cybersecurity certifications, data residency obligations, sovereignty requirements, and other regulatory conditions that can increase costs and complexity or limit our ability to compete for certain opportunities.

Contracts with public-sector customers may also include requirements relating to product certifications, security, data handling, reporting, audits, performance, and other compliance matters. If we or our channel partners fail to satisfy these requirements, or if our products or services fail to meet a public-sector customer’s requirements, we could lose current or future business, experience delayed payment or contract termination, or become subject to claims, penalties, or other contractual remedies. Any of these events could materially adversely affect our business, financial condition, operating results, and future financial performance.

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

Volatility in the trading price of our common stock has, in the past, resulted in securities class action litigation. Such suits, regardless of the merits or outcome, can result in substantial costs and divert management’s attention and resources.

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

A significant portion of our revenues comes from sales to both public and private K-12 educational institutions. A portion of our sales to educational institutions depends on government funding programs, including E-Rate. Changes in the availability, timing, or scope of such funding could adversely affect demand for our products. In addition, if state or local funding of public education is significantly reduced because of legislative or policy changes or by reductions in tax revenues resulting from economic conditions, our sales to educational institutions could be adversely impacted. Any reduction in spending on information technology systems by educational institutions could materially adversely affect our business, financial condition, operating results, and future financial performance.

Our credit facilities impose financial and operating restrictions on us and if we fail to meet our payment or other obligations under our 2026 Credit Agreement, as amended from time to time and discussed in Item 7, “Liquidity and Capital Resources,” the lenders under such 2026 Credit Agreement could foreclose on, and acquire control of, substantially all of our assets.

Our 2026 Credit Agreement imposes, and the terms of any future debt may impose, operating and other restrictions on us. These restrictions could affect, and in many respects limit or prohibit, among other items, our ability to: incur additional indebtedness; create liens; make investments; enter into transactions with affiliates; sell assets; guarantee indebtedness; declare or pay dividends or other distributions to stockholders; repurchase equity interests; change the nature of our business; enter into swap agreements; issue or sell capital stock of certain of our subsidiaries; and consolidate, merge, or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

Our 2026 Credit Agreement also requires us to achieve and maintain compliance with specified financial ratios. A breach of any of these restrictive covenants or the inability to comply with the required financial ratios or metrics could result in a default under our 2026 Credit Agreement. The lenders under our 2026 Credit Agreement also have the right in the event of a breach of the restrictive covenants to terminate any commitments they have to provide further borrowings. Reductions in earnings could increase our costs of borrowing, reduce our ability to comply with these covenants, or make extensions of credit unavailable to us.

The 2026 Credit Agreement contains customary events of default, including failure to pay principal, interest, or fees when due, failure to comply with covenants, breaches in a material respect of representations and warranties, certain insolvency or receivership events, the occurrence of certain material judgments, the occurrence of certain ERISA events, the invalidity of the loan documents, and a change of control of the Company. Upon the occurrence of an event of default, amounts outstanding under the facility may be accelerated.

Further, our 2026 Credit Agreement is jointly and severally guaranteed by us and certain of our subsidiaries. Borrowings under our 2026 Credit Agreement are secured by liens on substantially all of our assets, including the capital stock of certain of our subsidiaries, and the assets of our subsidiaries that are loan party guarantors. If we are unable to repay outstanding borrowings when due or comply with other obligations and covenants under our 2026 Credit Agreement, the lenders under our 2026 Credit Agreement will have the right to proceed against the pledged capital stock and take control of substantially all of our assets.

Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.

Our 2026 Credit Agreement may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing to achieve and maintain compliance with specified financial ratios under our 2026 Credit Agreement. We may not be able to access additional capital resources due to a variety of reasons, including the restrictive covenants in our 2026 Credit Agreement and the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition, operating results, and future growth prospects could be materially adversely affected.

Our indebtedness could expose us to interest rate risk to the extent of our variable rate debt.

Our 2026 Credit Agreement provides for interest to be calculated based on the prime rate, the federal funds rate and/or the secured overnight financing rate. Increases in interest rates on which the 2026 Credit Agreement interest rates are based would increase interest rates on our debt, which could materially adversely impact our interest expense, operating results and cash flows.

Our share repurchase program may not enhance stockholder value, and repurchases are subject to restrictions and may be suspended or discontinued.

We have in the past repurchased, and may in the future repurchase, shares of our common stock under a repurchase program authorized by our Board. Repurchases reduce cash available for other purposes, may not offset dilution, and may not increase the market price of our common stock. The timing and amount of any repurchases are subject to market conditions, our liquidity, restrictions under our 2026 Credit Agreement, and applicable law, and our Board may suspend, modify, or discontinue the program at any time. In addition, net repurchases are subject to a federal excise tax equal to one percent of fair market value, which increases the cost of repurchases.

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

If we or our independent registered public accounting firm identifies material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and our stock price may decline. Remediation of a material weakness could require us to incur significant expenses and, if we fail to remedy any material weakness, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or Nasdaq. We may also be required to restate our financial statements from prior periods. Execution of restatements creates a significant strain on our internal resources and could cause delays in our filing of quarterly or annual financial results, increase our costs and cause management distraction. Restatements may also significantly affect our stock price in a materially adverse manner.

We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.

We have undertaken restructuring efforts in the past to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We cannot ensure that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business, financial condition, operating results and future financial performance could be materially adversely affected.

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

Regulatory, Tax, and Legal Risks

We are required to comply with complex export control laws, economic sanctions, and other trade regulations. If we fail to comply with these laws and regulations, we could incur penalties and sanctions from governments and could be restricted from exporting products.

We are required to comply with laws, rules and regulations of the United States and other countries, as applicable, relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the U.S. Department of Commerce. These regulations restrict our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons, or for prohibited end-uses. Military actions, armed conflicts, and geopolitical tensions may result in the expansion of sanctions programs, export control restrictions, or other trade measures that could further restrict our ability to market, sell, distribute, or transfer products and technology in certain markets. Violations of these regulations, laws, or key control policies by our employees, contractors, channel partners, or agents could result in the termination of contractual relationships, financial reporting problems, fines, and/or civil or criminal penalties for us, or prohibition on the importation or exportation of our products and could have a material adverse effect on our business, financial condition, and operating results. For example, on October 7, 2022, we submitted voluntary disclosures to the U.S. Treasury Department’s Office of Foreign Assets Control, the Bureau of Industry and Security’s Office of Export Enforcement, and the Department of Justice (collectively, the “Agencies”) regarding the potential export and sale of certain of our networking equipment to end users in Russia subject to U.S. sanctions and export control restrictions. We are continuing our review of the matter in conjunction with outside counsel. Given the uncertainty of the outcome of the investigation, and the potential outcome of the Agencies’ determination, we cannot estimate at this time the possible loss or range of loss that may result from this action.

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

The Organization for Economic Co-operation and Development (“OECD”), an international association comprised of 38 countries including the U.S. and Ireland, has made changes to numerous long-standing tax principles in the form of its Pillar Two framework, which effectively imposes a minimum tax rate of 15% in each taxing jurisdiction globally. Many countries have adopted portions or all of these rules, and additional jurisdictions may do so in the future. Although we have assessed the impact of Pillar Two to date and do not believe it has had a material impact on our tax provision, the interpretation, implementation, and future adoption of these rules by additional jurisdictions could increase our tax obligations, compliance costs, or administrative burden and could materially adversely affect our provision for income taxes, cash tax liabilities, or effective tax rate.

Many countries are also actively considering changes to existing tax laws and rates or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate the business including taxes on digital services, withholding taxes on services and taxes on intercompany service charges. We have assessed the impacts of these rules in the countries where we currently operate and do not currently anticipate a material impact to our tax liabilities, however, given the lack of statutory guidance and historical precedent, we can provide no assurance that our tax liabilities will not be materially impacted in the future under these or similar initiatives.

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

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts and information we process for or on behalf of our customers in the course of our business. We are therefore subject to laws, regulations and other requirements relating to the privacy, security, and handling of Personal Information either directly or where we are processing Personal Information for or on behalf of our customers or another third party. For example, the EU General Data Protection Regulation, U.S. state privacy laws, and other global privacy, cybersecurity, and data protection requirements impose disclosure obligations, security, retention, deletion, and other compliance requirements with respect to Personal Information and may allow for penalties for violations. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.

The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or may have inconsistent or conflicting requirements. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security, including in relation to artificial intelligence, data rights and cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business and to develop, market and deliver our products and services efficiently. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security, and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations, or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Such proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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
•
our ability to influence the development of emerging industry standards and to introduce new and enhanced products that are compatible with such standards; and
•
in some cases, our ability to achieve and maintain certifications.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors (“Board”). Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our Board has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Although we believe these provisions of our certificate of incorporation and bylaws and Delaware law will provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board, these provisions apply even if the offer may be considered beneficial by some of our stockholders.

Our bylaws, as amended, provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholders to us, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws further provide that the federal district courts of the United States shall be the exclusive forum for any cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees, and stockholders. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program, include, but are not limited to the following:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from our Chief Information Security Officer (“CISO”) regarding cybersecurity risks, including any significant cybersecurity incidents, as well as any incidents with lesser impact potential. The Chief Information and Customer Officer (“CICO”) and CISO periodically report to the full Board regarding cybersecurity risks and our cyber risk management program. Board members periodically receive presentations on cybersecurity topics from our CICO, our CISO, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CICO and our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CICO has more than 25 years of information technology leadership experience, including serving as Chief Information Officer at multiple technology companies, where she was responsible for overseeing enterprise technology strategy, operations, and governance. Our CISO has more than 20 years of cybersecurity and risk management experience, including designing and overseeing cybersecurity programs, security operations, compliance frameworks, and risk management initiatives aligned with recognized industry standards and evolving threat landscapes. Additionally, our CISO holds Certified Information Security Manager and Certified in Risk and Information Systems Control certifications. Our CICO and CISO are assisted by a cross-functional Information Security Steering Committee.

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

As of June 30, 2026, we have an aggregate of approximately 0.5 million square feet of leased space with various expiration dates between fiscal year 2027 and fiscal 2033. We are continuously evaluating our leased locations. As leases expire, we analyze key metrics such as attendance and usage when determining whether to extend the lease, reduce the size of the facility or allow the lease to expire.

Item 3. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

Our shares of common stock trade on the Nasdaq Global Select Market and commenced trading on Nasdaq on April 9, 1999 under the symbol “EXTR”.

As of August 7, 2026, there were 143 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. In addition, our 2026 Credit Agreement contains restrictions on our ability to declare or pay dividends or other distributions to our stockholders.

Certain information regarding our equity compensation plan(s) as required by Item 12 of Part III is incorporated by reference from our Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for our year ended June 30, 2026 Annual Meeting of Stockholders no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table provides stock repurchase activity during the three months ended June 30, 2026 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(3)	Plans or Programs	(1) (2) (3)
Beginning amount available to repurchase(2)				$138,000
April 1, 2026 - April 30, 2026	1,501	$16.66	1,501	113,000
May 1, 2026 - May 31, 2026	—	—	—	113,000
June 1, 2026 - June 30, 2026	—	—	—	113,000
Total	1,501	$16.66	1,501
Remaining amount available for repurchase				$113,000

(1)On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company’s common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Refer to Note 10, Stockholders’ Equity, in the Notes to Consolidated Financial Statements included elsewhere in this Report for further information regarding the 2025 Repurchase Program.

(2)On January 30, 2026, the Company entered into an accelerated share repurchase agreement (the “2026 ASR”) to repurchase shares of the Company’s common stock as part of the 2025 Repurchase Program. Pursuant to the 2026 ASR and during the three months ended March 31, 2026, the Company paid $50.0 million for an initial delivery of 2,957,550 shares. The ASR settled on April 24, 2026 and the Company received an additional 342,257 shares of its common stock. The beginning available balance reflects the full $50.0 million payment under the 2026 ASR.

(3)The aggregate price and the average price per share do not include the effect of the excise tax under the provisions of the Inflation Reduction Act.

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

Set forth below is a stock price performance graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of companies comprising the NASDAQ US Benchmark TR index and the NASDAQ US Benchmark Computer Hardware TR Index commencing July 1, 2021 and ending on June 30, 2026. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of our common stock.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for Extreme Networks, Inc.

Index data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read with the Consolidated Financial Statements and the related notes in Part II, Item 8 of this Annual Report on Form 10-K.

The following discussion is based upon our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. generally accepted accounting principles. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the manufacturing and shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory and service parts, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. For further information about our critical accounting estimates, see “Critical Accounting Estimates” included in this “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Extreme is a leader in AI-powered cloud networking, focused on delivering simple and secure solutions that help businesses address challenges and enable connections among devices, applications, and users. We push the boundaries of technology, leveraging the powers of artificial intelligence, analytics, and automation and have industry leading support services. Tens of thousands of customers globally trust Extreme to drive value, foster innovation, and overcome extreme challenges. Extreme also designs, develops, and manufactures wired, wireless, and SD-WAN infrastructure equipment. Our Extreme Platform ONE solution, made generally available in July 2025, is a technology platform that is designed to reduce the complexity for enterprises by seamlessly integrating networking, security and AI solutions into a single platform. AI-powered automation includes conversational, interactive and autonomous AI agents—to assist, advise and accelerate the productivity of networking, security and business teams—reducing the time to complete complex tasks.

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

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2026” or “2026”; “fiscal 2025” or “2025”; “fiscal 2024” or “2024” represent, respectively, the fiscal years ended June 30, 2026, June 30, 2025 and June 30, 2024.

Key Business Metrics:

SaaS Annual Recurring Revenue (“SaaS ARR”)

SaaS ARR is an operating metric used by management to measure the annualized value of customer arrangements for our software solutions, which are delivered via cloud-based subscription (such as Extreme Platform ONE, generally available July 2025, and ExtremeCloud IQ) or term-based software deployed on-premises by the customer. We include term-based license arrangements in SaaS ARR because they provide time-bound access to our software solutions and are operationally and economically similar to our cloud-based subscriptions, even though they are accounted for differently under U.S. GAAP.

SaaS ARR is calculated using the annualized value of quarterly subscription revenue plus the trailing twelve months of the software license portion of term-based license arrangements, which includes revenue recognized during the applicable period with respect to multi-year term-based license arrangements. The Company has not adjusted SaaS ARR to allocate revenue from these multi-year term-based license arrangements over their contractual term because they have historically been immaterial to SaaS ARR and doing so would not be expected to materially affect reported SaaS ARR or related growth rates. For those software solutions that include embedded support as part of a bundled offering, including Extreme Platform ONE and term-based license arrangements, the quarterly revenue recognized in the period with respect to the support portion of the offering is annualized and included in SaaS ARR.

SaaS ARR excludes perpetual licenses, professional services revenue, support revenue associated with hardware or standalone maintenance contracts, and other non-recurring or non-subscription revenue streams. Management evaluates and manages support revenues from maintenance contracts primarily through analysis of the related GAAP revenue trends, renewal activity, and customer support operations, together with broader business performance indicators, rather than through a single standalone metric, in part due to the Company’s go-to-market model in which many customers transact through distributors and resellers, limiting consistent visibility into end-customer usage and renewals.

Management uses SaaS ARR to evaluate the scale and trajectory of the Company’s subscription-based offerings and progress against customer adoption initiatives. We believe this metric is useful to investors for the same reasons, as it provides insight into our ability to acquire new customers and to maintain and expand our existing customer relationships. SaaS ARR should be considered independently of revenue or deferred revenue under U.S. GAAP, does not have a standardized meaning, and is not a substitute for, or a forecast of, revenue.

As of June 30, 2026, our SaaS ARR was $244.3 million, which was 17.7% higher than our SaaS ARR of $207.6 million as of June 30, 2025. The increase in SaaS ARR was primarily due to continued growth in our subscription business as a result of increased adoption of our cloud network management solutions, including Extreme Platform ONE. Support revenues from maintenance contracts included in Subscription and support revenues but excluded from SaaS ARR were $235.3 million and $234.2 million, representing 49.6% and 53.8% of total Subscription and support revenues, respectively, for the years ended June 30, 2026 and 2025.

Results of Operations

The following is a summary of our results of operations during the fiscal year ended June 30, 2026:

•
Net revenues of $1,283.6 million, increased 12.6% from fiscal 2025 net revenues of $1,140.1 million.
•
Product revenues of $809.6 million, increased 14.9% from fiscal 2025 product revenues of $704.5 million.
•
Subscription and support revenues of $474.0 million, increased 8.8% from fiscal 2025 subscription and support revenues of $435.6 million.
•
Total gross margin of 61.5% of net revenues in fiscal 2026, compared to 62.2% in fiscal 2025.
•
Operating income of $62.7 million in fiscal 2026, compared to operating income of $16.9 million in fiscal 2025.
•
Net income of $42.1 million in fiscal 2026, compared to net loss of $7.5 million in fiscal 2025.
•
Cash flow provided by operating activities of $123.2 million, compared to cash flow provided by operating activities of $152.0 million in fiscal 2025, a decrease of $28.8 million. Cash and cash equivalents were $211.8 million as of June 30, 2026, a decrease of approximately $20.0 million, compared to $231.7 million at the end of fiscal 2025.

Net Revenues

The following table presents net product and subscription and support revenues for the fiscal years ended June 30, 2026, 2025 and 2024 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Net revenues:
Product	$809,624	$704,462	$105,162	14.9%	$704,462	$699,257	$5,205	0.7%
Percentage of net revenues	63.1%	61.8%			61.8%	62.6%
Subscription and support	473,969	435,605	38,364	8.8%	435,605	417,946	17,659	4.2%
Percentage of net revenues	36.9%	38.2%			38.2%	37.4%
Total net revenues	$1,283,593	$1,140,067	$143,526	12.6%	$1,140,067	$1,117,203	$22,864	2.0%

We generate product revenues from sales of our networking equipment. We derive subscription and support revenues from sales of our subscription and support offerings which includes SaaS offerings, maintenance contracts, professional services and training for our products.

Product revenues increased $105.2 million or 14.9% for the year ended June 30, 2026, compared to fiscal 2025. The product revenues increase for the year ended June 30, 2026 as compared to fiscal 2025 was driven by average selling price improvements as a result of price increases implemented during fiscal 2026 and changes in product mix.

Product revenues increased $5.2 million or 0.7% for the year ended June 30, 2025, compared to fiscal 2024. The product revenues increase for the year ended June 30, 2025 as compared to fiscal 2024 was driven by higher bookings and shipments in the second half of fiscal 2025 than in the corresponding period in fiscal 2024 which was impacted by elongated sales cycles to end customers and lower channel sell-through caused by macroeconomic conditions.

Subscription and support revenues increased $38.4 million or 8.8% for the year ended June 30, 2026, compared to fiscal 2025. The increase in subscription and support revenues was driven by increased adoption of our cloud network management solutions, including Extreme Platform ONE.

Subscription and support revenues increased $17.7 million or 4.2% for the year ended June 30, 2025, compared to fiscal 2024. The increase in subscription and support revenues was due to increased adoption of our cloud network management solutions and continued growth in our subscription business.

We operate in three regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the total net revenues geographically for the fiscal years ended June 30, 2026, 2025 and 2024 (in thousands, except percentages):

	Year Ended				Year Ended
Net Revenues	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Americas:
United States	$576,200	$547,658	$28,542	5.2%	$547,658	$581,141	$(33,483)	(5.8)%
Other	49,341	49,047	294	0.6%	49,047	46,578	2,469	5.3%
Total Americas	625,541	596,705	28,836	4.8%	596,705	627,719	(31,014)	(4.9)%
Percentage of net revenues	48.8%	52.3%			52.3%	56.2%
EMEA	534,304	451,649	82,655	18.3%	451,649	421,966	29,683	7.0%
Percentage of net revenues	41.6%	39.6%			39.6%	37.8%
APAC	123,748	91,713	32,035	34.9%	91,713	67,518	24,195	35.8%
Percentage of net revenues	9.6%	8.1%			8.1%	6.0%
Total net revenues	$1,283,593	$1,140,067	$143,526	12.6%	$1,140,067	$1,117,203	$22,864	2.0%

Cost of Revenues and Gross Profit

The following table presents the gross profit on product and subscription and support revenues and the gross profit percentage of net revenues for the fiscal years ended June 30, 2026, 2025 and 2024 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Gross profit:
Product	$457,974	$403,631	$54,343	13.5%	$403,631	$333,498	$70,133	21.0%
Percentage of product revenues	56.6%	57.3%			57.3%	47.7%
Subscription and support	331,167	305,496	25,671	8.4%	305,496	297,333	8,163	2.7%
Percentage of subscription and support revenues	69.9%	70.1%			70.1%	71.1%
Total gross profit	$789,141	$709,127	$80,014	11.3%	$709,127	$630,831	$78,296	12.4%
Percentage of net revenues	61.5%	62.2%			62.2%	56.5%

Cost of product revenues includes costs of materials, amounts paid to third-party original design manufacturers, costs related to warranty obligations, charges for excess and obsolete inventory, scrap, distribution, product certification, amortization of developed technology intangibles, royalties under technology license agreements, and internal costs associated with manufacturing overhead, including management, manufacturing engineering, quality assurance, development of test plans, and document control. We outsource substantially all of our manufacturing. We conduct supply chain management, quality assurance, manufacturing, engineering, and document control at our facilities in San Jose, California, Salem, New Hampshire, Taiwan, Vietnam, Thailand and the Philippines.

Product gross profit increased $54.3 million or 13.5% for the year ended June 30, 2026 as compared to the corresponding period in fiscal 2025. The increase in product gross profit was due to the increase in product revenues of $105.2 million, partially offset by a proportional increase in direct product costs and, to a lesser extent, increased distribution costs of $8.2 million and an increase in purchase price variances of $10.6 million driven by higher memory component costs.

Product gross profit increased $70.1 million or 21.0% for the year ended June 30, 2025 as compared to the corresponding period in fiscal 2024. The increase in product gross profit was due to higher product revenues as well as lower provisions for excess and obsolete inventory and lower warranty costs, partially offset by higher overhead and distribution costs related to increased purchases of inventory.

Our cost of subscription and support revenues consist of labor, overhead, repair and freight costs and the cost of service parts used in providing support under customer maintenance contracts as well as third-party professional services costs, data center costs and cloud hosting service costs.

Subscription and support gross profit increased $25.7 million or 8.4% for the year ended June 30, 2026, as compared to the corresponding period in fiscal 2025. The increase in subscription and support gross profit was due to higher subscription revenues of $38.4 million related to increased adoption of our Extreme Platform ONE subscription, partially offset by $10.0 million of higher subscription hosting costs and $3.9 million in higher personnel costs.

Subscription and support gross profit increased $8.2 million or 2.7% for the year ended June 30, 2025, as compared to the corresponding period in fiscal 2024. The increase in subscription and support gross profit was due to higher subscription revenues, partially offset by higher personnel costs and increased cloud service costs.

Operating Expenses

The following table presents operating expenses for the fiscal years ended June 30, 2026, 2025 and 2024 (in thousands, except percentages):

	Year Ended				Year Ended
	June 30, 2026	June 30, 2025	$ Change	% Change	June 30, 2025	June 30, 2024	$ Change	% Change
Research and development	$233,878	$221,459	$12,419	5.6%	$221,459	$211,931	$9,528	4.5%
Sales and marketing	364,305	327,563	36,742	11.2%	327,563	345,802	(18,239)	(5.3)%
General and administrative	125,277	139,621	(14,344)	(10.3)%	139,621	99,938	39,683	39.7%
Restructuring and related charges	1,265	1,492	(227)	(15.2)%	1,492	36,321	(34,829)	(95.9)%
Amortization of intangible assets	1,721	2,043	(322)	(15.8)%	2,043	2,041	2	0.1%
Total operating expenses	$726,446	$692,178	$34,268	5.0%	$692,178	$696,033	$(3,855)	(0.6)%

The following table highlights our operating expenses and operating income as a percentage of net revenues for the fiscal years ended June 30, 2026, 2025 and 2024:

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Research and development	18.2%	19.4%	19.0%
Sales and marketing	28.4%	28.7%	31.0%
General and administrative	9.8%	12.2%	8.9%
Restructuring and related charges	0.1%	0.1%	3.3%
Amortization of intangible assets	0.1%	0.2%	0.2%
Total operating expenses	56.6%	60.7%	62.3%
Operating income (loss)	4.9%	1.5%	(5.8)%

Research and Development Expenses

Research and development expenses consist of personnel costs (which includes compensation, benefits and stock-based compensation), consultant fees and engineering expenses related to the design, development, and testing of our products.

Research and development expenses increased by $12.4 million or 5.6% for the year ended June 30, 2026 as compared to fiscal 2025, due to a $5.7 million increase in personnel costs due to increased compensation and benefits costs, a $4.0 million increase in information technology costs, and a $2.7 million increase in other costs primarily related to engineering project costs.

Research and development expenses increased by $9.5 million or 4.5% for the year ended June 30, 2025 as compared to fiscal 2024, due to a $10.5 million increase in personnel costs due to increased compensation and benefits costs, a $2.9 million increase in other costs primarily related to software costs, professional service fees, non-recurring engineering project costs and travel costs and a $2.6 million increase in information technology costs, offset by a $6.5 million decrease in contractor costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs (which includes compensation, benefits and stock-based compensation) and related expenses for personnel engaged in marketing and sales functions, as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $36.7 million or 11.2% for the year ended June 30, 2026, as compared to fiscal 2025, due to a $17.2 million increase in personnel costs due to increased compensation and benefits costs, a $9.9 million increase in sales and marketing costs due to higher sales commissions, a $5.5 million increase in information technology costs, and a $4.1 million increase in other cost primarily related to professional service fees and travel costs.

Sales and marketing expenses decreased by $18.2 million or 5.3% for the year ended June 30, 2025, as compared to fiscal 2024, due to a $9.8 million decrease in personnel costs due to lower head count, a $3.1 million decrease in contractor costs and professional fees, a $2.6 million decrease in information technology and facilities costs, a $2.3 million decrease in travel costs, and $0.4 million in other expenses primarily related to lower depreciation expense.

General and Administrative Expenses

General and administrative expenses consist of personnel costs (which includes compensation, benefits and share-based compensation), legal and professional service costs, travel and facilities and information technology costs.

General and administrative expenses decreased by $14.3 million or 10.3% for the year ended June 30, 2026, as compared to fiscal 2025, due to a $25.9 million decrease in expense for legal costs related to litigation matters, a $9.5 million decrease in other costs primarily related to allocated information technology costs and depreciation, partially offset by a $9.0 million increase in personnel costs due to higher compensation and benefits costs, a $5.2 million increase in amortization of cloud computing implementation costs, a $3.3 million increase in professional fees, a $2.6 million increase in software licensing costs, and a $1.0 million increase in other costs primarily related to system transition costs.

General and administrative expenses increased by $39.7 million or 39.7% for the year ended June 30, 2025, as compared to fiscal 2024, due to a $16.3 million increase in system transition costs, a $6.8 million increase in personnel costs due to higher compensation and benefits costs, a $24.2 million increase in expense for legal costs related to litigation matters and a $1.5 million increase in other costs primarily related to third-party licensing fees, information technology and travel costs, partially offset by a $5.2 million decrease in professional service fees and a $4.0 million decrease in depreciation expense.

Restructuring and Related Charges

During the fiscal years ended June 30, 2026, 2025 and 2024, we recorded restructuring and related charges of $1.3 million, $1.5 million and $36.3 million, respectively.

Fiscal year 2026

During fiscal 2026, we completed the restructuring plans initiated in prior years and incurred restructuring charges of $0.5 million related to severance and benefits costs and asset disposal costs related to those plans. Additionally, we recorded approximately $0.7 million in restructuring charges related to a one-time early termination fee for a facility lease exit. Refer to Note 14, Restructuring and Related Charges, in the Notes to Consolidated Financial Statements included elsewhere in this Report for additional information.

Fiscal year 2025

During fiscal 2025, we recorded $1.5 million of restructuring charges which were related to severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q2 2024 Plan” and “Q3 2024 Plan”, each as described in Note 14, Restructuring and Related Charges, in the Notes to Consolidated Financial Statements included elsewhere in this Report.

Fiscal year 2024

During fiscal 2024, we recorded $36.3 million of restructuring charges which were related to severance and benefits costs and professional services fees associated with the reduction-in-force actions related to the “Q1 2024 Plan”, “Q2 2024 Plan”, and “Q3 2024 Plan”, each as described in Note 14, Restructuring and Related Charges, in the Notes to Consolidated Financial Statements included elsewhere in this Report.

Amortization of Intangible Assets

We recorded $1.7 million, $2.0 million and $2.0 million of amortization expense in operating expenses for intangible assets related to certain intangibles from previous acquisitions for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. There were no acquisitions or impairments of intangible assets during fiscal years ended June 30, 2026, 2025 and 2024.

Interest Income

Interest income was $4.2 million, $4.3 million and $4.6 million for fiscal years ended June 30, 2026, 2025 and 2024, respectively. The decrease in interest income between each fiscal year was driven by lower interest earned on cash deposits.

Interest Expense

We recorded $13.8 million, $15.9 million, and $17.0 million of interest expense for fiscal years ended June 30, 2026, 2025 and 2024, respectively. The decrease in interest expense between each fiscal year was driven by lower interest rates on lower outstanding balances under the Amended Credit Agreement.

Other Income (Expense), net

We had other expense, net of $1.6 million and $1.1 million and other income, net of less than $0.1 million in fiscal years ended June 30, 2026, 2025 and 2024, respectively. The other income (expense), net for fiscal years ended June 30, 2026, 2025 and 2024 was due to foreign exchange gains or losses from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the impact of (i) Global Intangible Low-Tax Income (“GILTI”), (ii) the full valuation allowance against our deferred tax assets in the U.S. and certain foreign jurisdictions, (iii) foreign income taxes of our international subsidiaries, and (iv) U.S. state taxes. For the fiscal years ended June 30, 2026, 2025 and 2024, we recorded income tax provisions of $9.4 million, $11.7 million, and $8.5 million, respectively.

For fiscal years 2026, 2025 and 2024, our tax provision is primarily related to (i) taxes on our foreign operations, including foreign withholding taxes remitted to foreign tax authorities by customers on our behalf, (ii) US federal taxes resulting from our US operations, (iii) tax expense related to the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN Business, the Campus Fabric Business and the Data Center Business and (iv) state taxes in states where we have exhausted available net operating losses or are subject to certain franchise taxes qualifying as income tax under the relevant tax accounting guidance.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and for further explanation of our provisions for income taxes, see Note 15, Income Taxes, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates, assumptions and judgments are subject to an inherent degree of uncertainty. We base our estimates, assumptions and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. Estimates, assumptions and judgments are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results may differ from these estimates under different assumptions or conditions. We believe the critical accounting estimates described below, among others, require more significant judgments and estimates when used in the preparation of our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to these areas have not differed materially from actual results.

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

We consider customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, we consider the promise to transfer products and services, each of which is distinct, to be the identified performance obligations. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled.

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

Our performance obligations are satisfied at a point in time or over time as the customer receives and consumes the benefits provided. Substantially all of our product revenues are recognized at a point in time and our subscription and support revenues are recognized over time. For revenues recognized over time, we use an input measure, days elapsed, to measure progress.

See Note 3, Revenues, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

New Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a full description of new accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition.

Liquidity and Capital Resources

The following summarizes information regarding our cash and cash equivalents (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$211,758	$231,745

As of June 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $211.8 million, accounts receivable, net of $164.6 million, and available borrowings under our 2023 Revolving Facility (as defined below) of $135.6 million. As described below under “2026 Credit Agreement,” on July 29, 2026 we terminated the Amended Credit Agreement and entered into a new $500.0 million revolving credit facility, under which $300.0 million of revolving commitments remained available for borrowing as of the closing date. We anticipate our principal uses of cash and cash equivalents for fiscal 2027 will be purchases of raw materials and finished goods inventory from our contract manufacturers, payroll, share repurchases, payments under debt obligations and related interest, payments under lease obligations, purchases of property and equipment and other operating expenses related to the development and marketing of our products. We believe that our existing cash and cash equivalents, cash flows from operations, and the availability of borrowings under the 2026 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months. We are not currently aware of any material cash requirements beyond the next 12 months other than those described above for fiscal 2027 and our known contractual obligations. See the section titled “Contractual Obligations” below.

On February 18, 2025, we announced that our Board had authorized management to repurchase up to $200.0 million of shares of the Company's common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Under these repurchase programs, purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan or through accelerated share repurchase agreements. The manner, timing and amount of any future purchases will be determined by our management based on their evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2025 Repurchase Program does not obligate us to acquire any shares of our common stock, and it may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations.

During the year ended June 30, 2026, we repurchased a total of 5,377,808 shares of our common stock, at a total cost of $87.0 million, with an average price of $16.18 per share. As of June 30, 2026, we had $113.0 million available under the 2025 Repurchase Program.

On June 22, 2023, we entered into the Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”) by and among Extreme, as borrower, BMO Harris Bank, N.A., as an issuing lender and swingline lender, Bank of America N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association as issuing lenders, the financial institutions or entities party thereto as lenders, and Bank of Montreal, as administrative agent and collateral agent, which amended and restated the 2019 Credit Agreement. The 2023 Credit Agreement provided for i) a $200.0 million first lien term loan facility in an aggregate principal amount (the “Term Facility”), ii) a $150.0 million five-year revolving credit facility (the “2023 Revolving Facility”) and, iii) an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million plus an unlimited amount that is subject to pro forma compliance with specified Consolidated Leverage Ratio tests. We may use proceeds of the loans for working capital and general corporate purposes.

At our election, the initial term loan (the “Initial Term Loan”) under the 2023 Credit Agreement may be made as either a base rate loan or a Secured Overnight Financing Rate (“SOFR loan”). The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s Consolidated Leverage Ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum.

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

On August 14, 2024, we entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, the “Amended Credit Agreement”). Under the Amended Credit Agreement, we modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the Amended Credit Agreement. The amended definition of consolidated EBITDA modified the amount and type of add-backs that are allowable to better align with our operations and activities.

During the year and as of June 30, 2026, we were in compliance with all the terms and financial covenants under the Amended Credit Agreement. The Amended Credit Agreement was terminated on July 29, 2026 in connection with our entry into the 2026 Credit Agreement described below.

On July 29, 2026, we entered into a Credit Agreement (the “2026 Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2026 Credit Agreement provides for a five-year revolving loan facility in an aggregate principal amount of $500.0 million (the “2026 Revolving Facility”). The 2026 Revolving Facility includes an uncommitted accordion feature, pursuant to which we may request incremental revolving loan commitments and/or incremental term loans in an aggregate amount not to exceed the sum of (A) the greater of (i) $175.0 million and (ii) 100.0% of Consolidated EBITDA, plus (B) an amount equal to any voluntary prepayments (in the case of voluntary prepayments of revolving indebtedness, accompanied by a permanent reduction to the related revolving commitments) of indebtedness under the 2026 Revolving Facility and other first lien indebtedness, plus (C) an unlimited amount subject to pro forma compliance with our consolidated total net leverage ratio and consolidated interest charge coverage ratio financial covenants.

Borrowings under the 2026 Revolving Facility will bear interest at a fluctuating rate per annum equal to, at our option, either the Alternate Base Rate (as defined in the 2026 Credit Agreement) or the Adjusted Term SOFR Rate (as defined in the 2026 Credit Agreement) in each case, plus an applicable margin that is calculated based on our consolidated total net leverage ratio from time to time and ranges from 1.25% to 2.00% in the case of loans accruing interest based on the Adjusted Term SOFR Rate and from 0.25% to 1.00% in the case of loans accruing interest based on the Alternate Base Rate (it being understood that the Adjusted Term SOFR Rate as defined can be no lower than 0.00% and the Alternate Base Rate as defined can be no lower than 1.00%). In addition, we have agreed to pay to the lenders under the 2026 Credit Agreement certain customary fees, including a commitment fee on the average daily unused portion of the revolving commitments under the 2026 Revolving Facility, which ranges from 0.20% to 0.25% based on our consolidated total net leverage ratio from time to time.

Financial covenants under the 2026 Credit Agreement require us to maintain (i) a consolidated interest charge coverage ratio of at least 3.00 to 1.00 at the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2026, and (ii) a consolidated total net leverage ratio not to exceed 3.75 to 1.00 (with a step-up to 4.25 to 1.00 for a specified period of time upon consummation of a material acquisition) at the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2026. The 2026 Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate, or sell all or substantially all of its assets.

On the closing date of the 2026 Credit Agreement, we repaid all outstanding indebtedness under the Amended Credit Agreement, together with all accrued and unpaid interest and fees. At closing, we borrowed $200.0 million under the 2026 Revolving Facility and used the proceeds to repay the outstanding indebtedness under the Amended Credit Agreement and to pay fees and expenses related to the 2026 Revolving Facility. As of the closing date, $200.0 million of revolving loans were outstanding under the 2026 Revolving Facility and $300.0 million of revolving commitments remained available for borrowing thereunder.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows for the fiscal years ended June 30, 2026, 2025 and 2024 (in thousands):

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$123,182	$152,031	$55,486
Net cash used in investing activities	(27,941)	(24,713)	(18,121)
Net cash used in financing activities	(114,500)	(52,586)	(114,978)
Foreign currency effect on cash and cash equivalents	(728)	314	(514)
Net increase (decrease) in cash and cash equivalents	$(19,987)	$75,046	$(78,127)

Cash and cash equivalents were $211.8 million at June 30, 2026, representing a decrease of approximately $20.0 million from $231.7 million at June 30, 2025. This decrease was due to cash used in financing activities of $114.5 million mainly as a result of payments for borrowings under the Amended Credit Agreement and share repurchases as well as cash used in investing activities of

$27.9 million for purchases of property and equipment and capitalized software development costs, offset by cash provided by operating activities of $123.2 million.

Cash and cash equivalents were $231.7 million at June 30, 2025, representing an increase of $75.0 million from $156.7 million at June 30, 2024. This increase was due to cash provided by operating activities of $152.0 million, offset by cash used in financing activities of $52.6 million mainly as a result of payments for borrowings under the Amended Credit Agreement and share repurchases as well as cash used in investing activities of $24.7 million for purchases of property and equipment.

Net Cash Provided by Operating Activities

Cash provided by operating activities during the fiscal year ended June 30, 2026 was $123.2 million. Factors contributing to cash provided by operating activities were net income of $42.1 million and non-cash expenses of $129.5 million for items such as amortization of intangible assets, amortization of cloud computing implementation costs, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in inventories and increases in accounts payable, accrued compensation and benefits and deferred revenue. This was partially offset by increases in net accounts receivable and prepaid expenses and other assets, and decreases in operating lease liabilities and other current and long-term liabilities.

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

Cash provided by operating activities during the fiscal year ended June 30, 2024 was $55.5 million. Factors contributing to cash provided by operating activities were the net loss of $86.0 million and non-cash expenses of $187.6 million for items such as amortization of intangible assets, stock-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory and interest. Other sources of cash for the period included a decrease in accounts receivable and increases in deferred revenue and other current liabilities. These amounts were partially offset by increases in inventories and prepaid expenses and other assets and decreases in accounts payable, accrued compensation and benefits, and operating lease liabilities.

Net Cash Used in Investing Activities

Cash used in investing activities during the fiscal year ended June 30, 2026 was $27.9 million for purchases of property and equipment and capitalized software development costs.

Cash used in investing activities during the fiscal year ended June 30, 2025 was $24.7 million for purchases of property and equipment.

Cash used in investing activities during the fiscal year ended June 30, 2024 was $18.1 million for purchases of property and equipment.

Net Cash Used in Financing Activities

Cash used in financing activities during the fiscal year ended June 30, 2026 was $114.5 million due to share repurchases of $87.0 million, debt repayments of $15.0 million and $12.5 million in payments for taxes on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our Employee Stock Purchase Plan (“ESPP”) and through exercise of stock options.

Cash used in financing activities during the fiscal year ended June 30, 2025 was $52.6 million due to share repurchases of $38.0 million, debt repayments of $10.0 million and $3.9 million in payments for taxes on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and through the exercise of stock options.

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

Foreign Currency Effect on Cash and cash equivalents

Foreign currency effect on cash and cash equivalents decreased in 2026, primarily due to changes in exchange rates between the U.S. Dollar and the Indian Rupee, U.K. Pound, and the Euro.

Contractual Obligations

As of June 30, 2026, we had contractual obligations for debt obligations, purchase obligations, lease obligations and other obligations.

Our debt obligations relate to amounts owed under our Amended Credit Agreement. As of June 30, 2026, we have $165.0 million of debt outstanding which is payable in quarterly installments through our fiscal year 2028. We are subject to interest on our debt obligations and unused commitment fee. See Note 7, Debt, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of June 30, 2026, we have non-cancelable commitments to purchase $112.5 million of inventory. See Note 9, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of June 30, 2026, the value of our obligations under operating leases was $30.8 million. See Note 8, Leases, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our lease obligations.

We have contractual commitments with our suppliers which represent commitments for future services. As of June 30, 2026, we have contractual commitments of $21.5 million that are due through our fiscal year 2029.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We do not have any material commitments for capital expenditures as of June 30, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our financial debt and foreign currencies. As of June 30, 2026, we did not have any financial investments that were exposed to interest rate risk.

Debt

At certain points in time we are exposed to the impact of interest rate fluctuations, primarily in the form of variable rate borrowings from the Amended Credit Agreement, which is described in Note 7, Debt, in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. As of June 30, 2026, we had $165.0 million of debt outstanding, all of which was from the Amended Credit Agreement. Through the end of our fiscal year 2026, the average daily outstanding amount was $182.6 million with a high of $205.0 million and a low of $165.0 million. As of June 30, 2026 we have not entered into any derivative instruments to hedge the impact of the changes in variable interest rates under our Amended Credit Agreement.

The following table presents hypothetical changes in interest expense for the year ended June 30, 2026, on the outstanding borrowings under the Amended Credit Agreement as of June 30, 2026, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of June 30, 2026	100 bps	50 bps
Debt	$(1,826)	$(913)	$182,634	$1,826	$913

* Underlying interest rate was 5.77% as of June 30, 2026.

Exchange Rate Sensitivity

A majority of our sales and our expenses are denominated in U.S. Dollars. While we conduct sale transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward contracts to mitigate the effect of gains and losses generated by the foreign currency forecast transactions related to certain operating expenses and re-measurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of these foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of June 30, 2026 and June 30, 2025, foreign exchange forward currency contracts not designated as hedging instruments had the total notional principal amounts of $68.0 million and $57.2 million, respectively. Changes in the fair value of derivatives are recognized in “other income (expense), net.” For the fiscal years ended June 30, 2026, 2025, and 2024, the consolidated statements of operations included net losses of $4.0 million, net gains of $1.0 million, and net losses of $0.3 million, respectively from these contracts. There were no foreign exchange forward currency contracts that were designated as hedging instruments at June 30, 2025 and 2024.

Zero-Cost Collar Contracts

Changes in the fair value of our zero-cost collar contracts are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of these derivatives are reclassified to the consolidated statement of operations in the same period that the underlying hedged transaction affects earnings. As of June 30, 2026, zero-cost collar contracts designated as cash flow hedges had a total notional principal amount of $82.5 million and unrealized losses of $1.8 million. For the year ended June 30, 2026, these contracts had realized net losses of $0.7 million that were reclassified to the consolidated statement of operations. As of June 30, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments.

Foreign Currency Transactions

For the fiscal years ended June 30, 2026, 2025 and 2024 we recognized foreign currency transaction net gains of $2.5 million, net losses of $1.8 million, and net gains of $0.6 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 14, 2026 expressed an unqualified opinion.

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

August 14, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Extreme Networks, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Extreme Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2026, and our report dated August 14, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

San Francisco, California

August 14, 2026

EXTREME NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$211,758	$231,745
Accounts receivable, net	164,593	126,708
Inventories	69,950	102,578
Prepaid expenses and other current assets	103,495	74,265
Total current assets	549,796	535,296
Property and equipment, net	58,095	44,366
Operating lease right-of-use assets, net	25,700	38,655
Goodwill	397,769	399,574
Intangible assets, net	3,066	6,541
Other assets	143,395	128,786
Total assets	$1,177,821	$1,153,218
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,389	$63,939
Accrued compensation and benefits	69,827	62,895
Accrued warranty	10,953	9,684
Current portion of deferred revenue	329,713	325,078
Current portion of long-term debt, net of unamortized debt issuance costs of $659 and $729, respectively	19,341	14,271
Current portion of operating lease liabilities	11,341	11,456
Other accrued liabilities	62,109	100,552
Total current liabilities	592,673	587,875
Deferred revenue, less current portion	323,077	292,415
Long-term debt, less current portion, net of unamortized debt issuance costs of $618 and $1,276, respectively	144,382	163,724
Operating lease liabilities, less current portion	19,502	33,991
Deferred income taxes	7,404	7,033
Other long-term liabilities	2,193	2,596
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 157,203 and 152,673 shares issued, respectively; 131,216 and 132,064 shares outstanding, respectively	157	153
Additional paid-in capital	1,373,689	1,298,791
Accumulated other comprehensive loss	(16,011)	(8,137)
Accumulated deficit	(907,310)	(949,429)
Treasury stock at cost, 25,987 shares and 20,609 shares, respectively	(361,935)	(275,794)
Total stockholders’ equity	88,590	65,584
Total liabilities and stockholders’ equity	$1,177,821	$1,153,218

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024

Net revenues:
Product	$809,624	$704,462	$699,257
Subscription and support	473,969	435,605	417,946
Total net revenues	1,283,593	1,140,067	1,117,203
Cost of revenues:
Product	351,650	300,831	365,759
Subscription and support	142,802	130,109	120,613
Total cost of revenues	494,452	430,940	486,372
Gross profit:
Product	457,974	403,631	333,498
Subscription and support	331,167	305,496	297,333
Total gross profit	789,141	709,127	630,831
Operating expenses:
Research and development	233,878	221,459	211,931
Sales and marketing	364,305	327,563	345,802
General and administrative	125,277	139,621	99,938
Restructuring and related charges	1,265	1,492	36,321
Amortization of intangible assets	1,721	2,043	2,041
Total operating expenses	726,446	692,178	696,033
Operating income (loss)	62,695	16,949	(65,202)
Interest income	4,153	4,313	4,556
Interest expense	(13,780)	(15,928)	(16,986)
Other income (expense), net	(1,594)	(1,061)	133
Income (loss) before income taxes	51,474	4,273	(77,499)
Provision for income taxes	9,355	11,740	8,465
Net income (loss)	$42,119	$(7,467)	$(85,964)

Basic and diluted income (loss) per share:
Net income (loss) per share – basic	$0.32	$(0.06)	$(0.66)
Net income (loss) per share – diluted	$0.31	$(0.06)	$(0.66)

Shares used in per share calculation – basic	132,752	132,331	129,288
Shares used in per share calculation – diluted	134,970	132,331	129,288

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Net income (loss)	$42,119	$(7,467)	$(85,964)
Other comprehensive income (loss):
Derivatives designated as hedging instruments:
Net realized losses reclassified into earnings on foreign currency cash flow hedges	651	—	—
Change in unrealized gains and losses on foreign currency cash flow hedges	(2,438)	—	—
Net change from derivatives designated as hedging instruments	(1,787)	—	—
Net change in foreign currency translation adjustments	(6,087)	7,346	(2,291)
Other comprehensive income (loss):	(7,874)	7,346	(2,291)
Total comprehensive income (loss)	$34,245	$(121)	$(88,255)

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In-Capital	Accumulated Other Comprehensive Loss	Shares	Amount	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2023	143,629	$144	$1,173,744	$(13,192)	(15,854)	$(187,946)	$(855,998)	$116,752
Net loss	—	—	—	—	—	—	(85,964)	(85,964)
Other comprehensive loss	—	—	—	(2,291)	—	—	—	(2,291)
Issuance of common stock from equity incentive plans, net of tax withholding	4,874	5	(30,128)	—	—	—	—	(30,123)
Share-based compensation	—	—	76,763	—	—	—	—	76,763
Repurchase of stock	—	—	—	—	(2,365)	(49,855)	—	(49,855)
Balance at June 30, 2024	148,503	$149	$1,220,379	$(15,483)	(18,219)	$(237,801)	$(941,962)	$25,282
Net loss	—	—	—	—	—	—	(7,467)	(7,467)
Other comprehensive income	—	—	—	7,346	—	—	—	7,346
Issuance of common stock from equity incentive plans, net of tax withholding	4,170	4	(3,902)	—	—	—	—	(3,898)
Share-based compensation	—	—	82,314	—	—	—	—	82,314
Repurchase of stock	—	—	—	—	(2,390)	(37,993)	—	(37,993)
Balance at June 30, 2025	152,673	$153	$1,298,791	$(8,137)	(20,609)	$(275,794)	$(949,429)	$65,584
Net income	—	—	—	—	—	—	42,119	42,119
Other comprehensive loss	—	—	—	(7,874)	—	—	—	(7,874)
Issuance of common stock from equity incentive plans, net of tax withholding	4,530	4	(12,504)	—	—	—	—	(12,500)
Share-based compensation	—	—	88,261	—	—	—	—	88,261
Repurchase of stock, including accelerated share repurchases	—	—	(859)	—	(5,378)	(86,141)	—	(87,000)
Balance at June 30, 2026	157,203	$157	$1,373,689	$(16,011)	(25,987)	$(361,935)	$(907,310)	$88,590

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$42,119	$(7,467)	$(85,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,809	14,704	24,134
Amortization of intangible assets	3,390	4,514	5,313
Amortization of cloud computing implementation costs	5,212	—	—
Reduction in carrying amount of right-of-use asset	10,325	9,887	11,455
Provision for credit losses	565	157	210
Share-based compensation	88,261	82,314	76,763
Deferred income taxes	(2,074)	(820)	80
Provision for excess and obsolete inventory	4,160	2,618	71,068
Non-cash interest expense	1,206	1,214	1,060
Other	2,659	3,532	(2,496)
Changes in operating assets and liabilities:
Accounts receivable, net	(38,450)	(37,347)	92,316
Inventories	24,313	27,181	(116,434)
Prepaid expenses and other assets	(53,648)	(23,118)	(21,212)
Accounts payable	24,607	12,709	(48,012)
Accrued compensation and benefits	3,962	18,685	(29,136)
Operating lease liabilities	(11,929)	(11,056)	(11,528)
Deferred revenue	40,094	37,722	76,240
Other current and long-term liabilities	(37,399)	16,602	11,629
Net cash provided by operating activities	123,182	152,031	55,486
Cash flows from investing activities:
Capital expenditures for property, equipment and capitalized software development costs	(27,941)	(24,713)	(18,121)
Net cash used in investing activities	(27,941)	(24,713)	(18,121)
Cash flows from financing activities:
Borrowings under revolving facility	55,000	—	30,000
Payments on revolving facility	(55,000)	—	(55,000)
Payments on debt obligations	(15,000)	(10,000)	(10,000)
Payments on debt financing costs	—	(695)	—
Repurchase of common stock including accelerated share repurchases	(87,000)	(37,993)	(49,855)
Payments for tax withholdings, net of proceeds from issuance of common stock	(12,500)	(3,898)	(30,123)
Net cash used in financing activities	(114,500)	(52,586)	(114,978)
Foreign currency effect on cash and cash equivalents	(728)	314	(514)
Net increase (decrease) in cash and cash equivalents	(19,987)	75,046	(78,127)

Cash and cash equivalents at beginning of period	231,745	156,699	234,826
Cash and cash equivalents at end of period	$211,758	$231,745	$156,699

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,405	$14,747	$14,691
Cash paid for taxes, net	$12,530	$4,067	$15,613
Non-cash investing activities:
Unpaid capital expenditures	$708	$1,326	$4,084

See accompanying notes to consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” or the “Company”) is a leader in AI-powered cloud networking solutions for enterprise customers. The Company conducts its sales and marketing activities on a worldwide basis through distributors, resellers and the Company’s field sales organization. Extreme was incorporated in California in 1996 and reincorporated in Delaware in 1999.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2026” or “2026”; “fiscal 2025” or “2025”; “fiscal 2024” or “2024” represent, respectively, the fiscal years ending June 30, 2026, June 30, 2025 and June 30, 2024.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company derives revenues primarily from sales of its networking equipment, with the remaining revenues generated from sales of subscription and support, which primarily includes software subscriptions delivered as software as a service (“SaaS”) and additional revenues from maintenance contracts, professional services, and training for its products. The Company recognizes revenues when control of promised goods or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

Allowance for Product Returns

The Company maintains estimates for product returns based on its historical returns, analysis of credit memos and its return policies. The allowance includes the estimates for product allowances from end customers as well as stock rotations and other returns from the Company’s stocking distributors. The allowance for product returns is shown as a reduction of accounts receivable as the Company has a contractual right to offset and returns are applied to accounts receivable balances outstanding as of the balance sheet date. There have not been material changes to the estimated product returns for any periods presented.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowance for Credit Losses

The Company maintains an allowance for credit losses which reflects its best estimate of potentially uncollectible trade receivables. The allowance consists of both specific and general reserves. The Company continually monitors and evaluates the collectability of its trade receivables based on a combination of factors. It records specific allowances for bad debts in “General and administrative” expense when it becomes aware of a specific customer’s inability to meet its financial obligation to the Company, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining the allowances for all other customers based on factors such as current trends in the length of time the receivables are past due and historical collection experience. The Company mitigates some collection risk by requiring certain of its customers in the Asia-Pacific region to pay cash in advance or secure letters of credit when placing an order with the Company.

Inventories

The Company values its inventory at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, when conditions exist that suggest that inventory is obsolete or may be in excess of anticipated demand based upon assumptions about future demand. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Previously written down or obsolete inventory subsequently sold has not had a material impact on gross margin for any of the periods presented.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Internal-Use Software

The Company capitalizes costs associated with internal-use software applications and systems during the application development stage. Such capitalized costs include external direct costs incurred in developing or obtaining software applications and payroll and payroll-related costs for employees, who are directly associated with the development of the application or system. The Company includes such internal-use software costs in the software category in property and equipment and amortizes these costs on a straight-line basis over an estimated useful life of three to seven years. The Company capitalized approximately $17.2 million and $10.2 million of software development costs for the fiscal year ended June 30, 2026 and 2025, respectively. The Company amortized approximately $1.2 million of software development costs for the fiscal year ended June 30, 2026. There were no software development amortization costs in fiscal years 2025 and 2024.

Cloud Computing Software Implementation Costs

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and reported as a component of “Prepaid expenses and other current assets”, and “Other assets” within the consolidated balance sheets. Once available for their intended use, these costs are amortized on a straight-line basis over an estimated useful life that considers the respective contract service periods, including periods covered by any reasonably probable options to extend, ranging from three to seven years. The Company capitalized approximately $30.1 million and $39.6 million cloud computing implementation costs for the fiscal years ended June 30, 2026 and 2025, respectively. The Company amortized approximately $5.2 million of cloud computing implementation costs for the fiscal year ended June 30, 2026. There were no software development amortization costs in fiscal years 2025 and 2024.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative instruments are recorded at fair value on the transaction date and are subsequently revalued at fair value at each reporting date. The fair value of the derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in fair value of derivatives not designated as hedging instruments are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations. Changes in fair value of derivatives designated as hedging instruments are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of these derivatives are reclassified to the consolidated statement of operations in the same period in which the underlying hedged transaction affects earnings. Gains and losses from derivative financial instruments as well as cashflows related to the hedged item are classified as operating activities within the statement of cashflows. See Note 13, Derivatives and Hedging, for more information.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expenses were immaterial in fiscal years 2026, 2025 and 2024.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures to enhance income tax disclosures primarily through changes in the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard on a prospective basis for the fiscal year 2026 annual consolidated financial statements. See Note 15, Income Taxes, for further information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures. The standard introduces a new disclosure principle for interim reporting to help entities determine whether disclosures not specified in Topic 270 should be provided in interim periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU amends certain aspects of existing guidance to more closely align hedge accounting with the economics of the Company’s risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, and should be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-09 on its consolidated financial statements and related disclosures.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At June 30, 2026, the Company had $652.8 million of remaining performance obligations, which are primarily comprised of deferred subscription and deferred support revenues. The Company expects to recognize approximately 51% of this deferred revenue amount as revenue in fiscal 2027, an additional 24% in fiscal 2028 and the remaining 25% of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the consolidated balance sheets. Services provided under renewable SaaS subscription and support arrangements of the Company are billed in accordance with agreed-upon contractual terms, which are billed fully at the inception of the contract. The Company generally receives payments from its customers in advance of services being provided, resulting in deferred revenue. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The Company's total deferred revenue balances at June 30, 2026, 2025 and 2024 were $652.8 million, $617.5 million, and $575.0 million, respectively. Revenue recognized for the years ended June 30, 2026, 2025 and 2024, that was included in the deferred revenue balance at the beginning of each period was $318.3 million, $296.3 million, and $275.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals, are recoverable and therefore the Company’s consolidated balance sheets included capitalized balances in the amount of $32.1 million and $26.9 million at June 30, 2026 and 2025, respectively. Capitalized commissions are included within “Other assets” in the consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately four years, and are included in “Sales and marketing” in the accompanying consolidated statements of operations. Amortization recognized during the years ended June 30, 2026, 2025 and 2024 was $14.2 million, $12.5 million and $10.9 million, respectively.

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

Disaggregation of Revenues: The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the Company’s net revenues disaggregated by geographic region (in thousands):

	Year Ended
Net Revenues	June 30, 2026	June 30, 2025	June 30, 2024
Americas:
United States	$576,200	$547,658	$581,141
Other	49,341	49,047	46,578
Total Americas	625,541	596,705	627,719
EMEA	534,304	451,649	421,966
APAC	123,748	91,713	67,518
Total net revenues	$1,283,593	$1,140,067	$1,117,203

For the years ended June 30, 2026, 2025 and 2024, the Company generated 12%, 11% and 11%, respectively, of its net revenues from the Netherlands. No other foreign country accounted for 10% or more of the Company’s net revenues for the years ended June 30, 2026, 2025 and 2024.

Concentrations

The Company may be subject to concentration of credit risk related to its accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents customers accounting for 10% or more of the Company’s net revenues:

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Westcon Group, Inc.	18%	18%	16%
Jenne, Inc.	16%	18%	22%
TD Synnex Corporation	15%	18%	21%

The following table presents major customers accounting for 10% or more of the Company’s net accounts receivable, as of June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025
Jenne, Inc.	25%	22%
Scansource, Inc.	15%	*
Ericsson, Inc.	*	11%
* Less than 10% of accounts receivable

4. Balance Sheet Components

Cash and Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in thousands):

	June 30, 2026	June 30, 2025
Cash	$209,029	$225,656
Cash equivalents	2,729	6,089
Total cash and cash equivalents	$211,758	$231,745

Accounts Receivable, Net

The following table summarizes the Company's accounts receivable (in thousands):

	June 30, 2026	June 30, 2025
Accounts receivable	$349,523	$327,067
Customer rebates	(165,734)	(176,002)
Allowance for credit losses	(475)	(691)
Allowance for product returns	(18,721)	(23,666)
Accounts receivable, net	$164,593	$126,708

The Company is party to an agreement (the “Accounts Receivable Purchase Agreement”) with a financial institution to sell selected trade accounts receivable on a nonrecourse basis. Under this agreement, up to $25.0 million of the Company's trade accounts receivable may be sold to the financial institution and remain outstanding at any point in time. The Company removes the sold balances from “Accounts receivable, net” in its balance sheet at the time of sale. The Company does not retain any interests in the sold trade accounts receivable under the Accounts Receivable Purchase Agreement. Sale proceeds are representative of the fair value of factored receivables, less a factoring fee, and are reflected in cash flows from operating activities on the consolidated statement of cash flows. During fiscal year 2026, the Company sold approximately $20.0 million of trade accounts receivable in exchange for cash. Factoring fees incurred during fiscal year 2026 were not material.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's allowance for credit losses (in thousands):

Description	Balance at beginning of period	Provision for expected credit losses	Deductions (1)	Balance at end of period
Year Ended June 30, 2026:
Allowance for credit losses	$691	$565	$(781)	$475
Year Ended June 30, 2025:
Allowance for credit losses	$915	$157	$(381)	$691
Year Ended June 30, 2024:
Allowance for credit losses	$882	$210	$(177)	$915

(1)Uncollectible accounts written off, net of recoveries.

The following table summarizes the Company’s allowance for product returns (in thousands):

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Year Ended June 30, 2026:
Allowance for product returns	$23,666	$21,801	$(26,746)	$18,721
Year Ended June 30, 2025:
Allowance for product returns	$52,336	$23,716	$(52,386)	$23,666
Year Ended June 30, 2024:
Allowance for product returns	$35,125	$149,161	$(131,950)	$52,336

Inventories

The following table summarizes the Company’s inventory by category (in thousands):

	June 30, 2026	June 30, 2025
Finished goods	$45,223	$57,770
Raw materials	24,727	44,808
Total inventories	$69,950	$102,578

Property and Equipment, Net

The following table summarizes the Company’s property and equipment by category (in thousands):

	June 30, 2026	June 30, 2025
Computers and equipment	$76,932	$80,782
Software	68,302	62,089
Office equipment, furniture and fixtures	7,543	8,031
Leasehold improvements	53,708	47,962
Total property and equipment	206,485	198,864
Less: accumulated depreciation and amortization	(148,390)	(154,498)
Property and equipment, net	$58,095	$44,366

The Company recognized depreciation expense of $15.6 million, $14.5 million and $23.9 million related to property and equipment during the years ended June 30, 2026, 2025 and 2024, respectively.

Deferred Revenue

The following table summarizes the Company's contract liabilities which are shown as deferred revenue (in thousands):

	June 30, 2026	June 30, 2025
Deferred subscription and support	$637,038	$603,363
Other deferred revenue	15,752	14,130
Total deferred revenue	$652,790	$617,493
Less: current portion	$329,713	$325,078
Non-current deferred revenue	$323,077	$292,415

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Warranty

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Balance at beginning of period	$9,684	$10,942	$12,322
New warranties issued	12,544	11,540	13,010
Warranty expenditures	(11,275)	(12,798)	(14,390)
Balance at end of period	$10,953	$9,684	$10,942

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$2,729	$—	$2,729
Foreign currency derivatives not designated as hedging instruments	—	78	—	78
Total assets measured at fair value	$—	$2,807	$—	$2,807
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$87	$—	$87
Foreign currency derivatives designated as hedging instruments	—	1,787	—	1,787
Total liabilities measured at fair value	$—	$1,874	$—	$1,874

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$6,089	$—	$6,089
Foreign currency derivatives not designated as hedging instruments	—	298	—	298
Total assets measured at fair value	$—	$6,387	$—	$6,387
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$11	$—	$11
Total liabilities measured at fair value	$—	$11	$—	$11

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 2 Assets and Liabilities:

The Company's level 2 assets consist of certificates of deposit and derivative instruments. Certificates of deposit do not have regular market pricing and are considered Level 2. The fair values of the Company’s foreign exchange forward contracts and zero-cost collar contracts are estimated based on valuations provided by alternative pricing sources supported by observable inputs which are considered Level 2.

As of June 30, 2026 and June 30, 2025 the Company had investment in certificates of deposit of $2.7 million and $6.1 million, respectively, with maturity of three months at the date of purchase, which are recorded as cash equivalents in the consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of June 30, 2026 and June 30, 2025, their fair value approximated their amortized cost.

As of June 30, 2026 and June 30, 2025, foreign exchange forward currency contracts not designated as hedging instruments had total notional principal amounts of $68.0 million and $57.2 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other income (expense), net” in the consolidated statements of operations. For the years ended June 30, 2026, 2025 and 2024, the consolidated statements of operations included net losses of $4.0 million, net gains of $1.0 million, and net losses of $0.3 million, respectively from these contracts. See Note 13, Derivatives and Hedging, for additional information.

As of June 30, 2026, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $82.5 million and unrealized net losses of $1.8 million, which are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of the zero-cost collar contracts are reclassified into the consolidated statement of operations in the period that the hedged item impacts earnings. There were no outstanding zero-cost collar contracts that were designated as hedging instruments at June 30, 2025. See Note 13, Derivatives and Hedging, for additional information.

The fair value of the borrowings under the Amended Credit Agreement (as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in the Amended Credit Agreement, the fair value approximates the face amount of the Company’s indebtedness of $165.0 million and $180.0 million as of June 30, 2026 and 2025, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill are measured at fair value on a non-recurring basis if impairment is indicated. As of June 30, 2026 and June 30, 2025 the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended June 30, 2026 and 2025. There were no impairments recorded during the years ended June 30, 2026, 2025 and 2024.

6. Goodwill and Intangible Assets

The following table reflects the changes in the carrying amount of goodwill (in thousands):

	June 30, 2026	June 30, 2025
Balance at beginning of period	$399,574	$393,709
Foreign currency translation	(1,805)	5,865
Balance at end of period	$397,769	$399,574

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2026
Developed technology	2.2 years	$170,232	$167,337	$2,895
Customer relationships	0.1 years	64,793	64,658	135
Trade names	0.0 years	10,700	10,700	—
License agreements	0.5 years	1,282	1,246	36
Total intangible assets, net*		$247,007	$243,941	$3,066
* The carrying amount of foreign intangible assets is affected by foreign currency translation.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2025
Developed technology	3.0 years	$170,480	$165,908	$4,572
Customer relationships	1.0 years	64,824	62,961	1,863
Trade names	0.0 years	10,700	10,700	—
License agreements	1.4 years	1,282	1,176	106
Total intangible assets, net*		$247,286	$240,745	$6,541
* The carrying amount of foreign intangible assets is affected by foreign currency translation.

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Amortization of intangible assets in “Total cost of revenues”	$1,669	$2,471	$3,272
Amortization of intangible assets in “Total operating expenses”	1,721	2,043	2,041
Total amortization expense	$3,390	$4,514	$5,313

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology, license agreements and other intangibles.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2027	$1,479
2028	1,314
2029	273
Total	$3,066

7. Debt

The Company’s debt is comprised of the following (in thousands):

	June 30, 2026	June 30, 2025
Current portion of long-term debt:
Term loan	$20,000	$15,000
Less: unamortized debt issuance costs	(659)	(729)
Current portion of long-term debt	$19,341	$14,271

Long-term debt, less current portion:
Term loan	$145,000	$165,000
Less: unamortized debt issuance costs	(618)	(1,276)
Total long-term debt, less current portion	144,382	163,724
Total debt	$163,723	$177,995

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings under the 2023 Credit Agreement bear interest, and at the Company’s election, the initial term loan may be made as either a base rate loan or a Secured Overnight Financing Rate (“SOFR”) loan. The applicable margin for base rate loans ranges from 1.00% to 1.75% per annum, and the applicable margin for SOFR loans ranges from 2.00% to 2.75%, in each case based on the Company’s consolidated leverage ratio. All SOFR loans are subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum. The Company paid other closing fees, arrangement fees, and administration fees associated with the 2023 Credit Agreement.

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

On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the 2023 Credit Agreement as amended by that certain Amendment Number One, the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Company modified the definition of the consolidated EBITDA for the purposes of evaluating compliance with financial covenants under the 2023 Credit Agreement. The amended definition of consolidated EBITDA modified the amount and type of add-backs that are allowable to better align with the Company's operations and activities. Further, the Amended Credit Agreement provided a waiver for the Company's compliance with the consolidated interest charge coverage ratio for each of the quarters ended June 30, 2024, September 30, 2024, and December 31, 2024. As of June 30, 2026, the Company was in compliance with all the terms and financial covenants of the Amended Credit Agreement.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. Amortization of deferred financing costs is included in “Interest expense” in the accompanying consolidated statements of operations and were $1.2 million, $1.2 million and $1.1 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. The Company's interest rate was 5.77% and 6.43% as of June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company did not have any outstanding balance against its 2023 Revolving Facility. The Company had $135.6 million of availability under the 2023 Revolving Facility as of June 30, 2026. During the fiscal years ended June 30, 2026 and 2025, the Company did not make any additional payments against its term loan facility other than the scheduled payments per the terms of the Amended Credit Agreement.

The Company had $14.4 million of outstanding letters of credit as of June 30, 2026.

The Company’s debt principal repayment schedule by period is as follows, excluding unamortized debt issuance costs (in thousands):

Amount
For the fiscal year ending June 30,
2027	$20,000
2028	145,000
Total	$165,000

Debt Financing Subsequent to June 30, 2026

On July 29, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2026 Credit Agreement provides for a five-year revolving loan facility in an aggregate principal amount of $500.0 million (the “2026 Revolving Facility”). The 2026 Revolving Facility includes an uncommitted accordion feature, pursuant to which the Company may request incremental revolving loan commitments and/or incremental term loans in an aggregate amount not to exceed the sum of (A) the greater of (i) $175.0 million and (ii) 100.0% of Consolidated EBITDA, plus (B) an amount equal to any voluntary prepayments (in the case of voluntary prepayments of revolving indebtedness, accompanied by a permanent reduction to the related revolving commitments) of indebtedness under the 2026 Revolving Facility and other first lien indebtedness, plus (C) an unlimited amount subject to pro forma compliance with the Company’s consolidated total net leverage ratio and consolidated interest charge coverage ratio financial covenants.

On the closing date of the 2026 Credit Agreement, the Company repaid all outstanding indebtedness under the Amended Credit Agreement, together with all accrued and unpaid interest and fees. At closing, the Company borrowed $200.0 million under the 2026 Revolving Facility and used the proceeds to repay the outstanding indebtedness under the Amended Credit Agreement and to pay fees and expenses related to the 2026 Revolving Facility. As of the closing date, $200.0 million of revolving loans were outstanding under the 2026 Revolving Facility and $300.0 million of revolving commitments remained available for borrowing thereunder.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Leases

Lessee Considerations

The Company leases certain facilities and vehicles under operating leases that expire on various dates through fiscal 2033. Its leases generally have terms that range from one year to ten years for its facilities, one year to five years for equipment, and one year to five years for vehicles. Some of its leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The Company determines if an arrangement is a lease at inception. The Company has elected not to recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less). Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future payments is the Company’s incremental borrowing rate at the commencement date because the rate implicit in the leases is not readily determinable. The Company’s incremental borrowing rate is the rate for collateralized borrowings based on the current economic environment, credit history, credit rating, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. The biggest drivers having the greatest effect in determining the incremental borrowing rate for each one of the Company’s leases are the term of the lease and the currency in which the lease obligation is satisfied.

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

The following tables present additional information relating to the Company's operating leases (in thousands, except for lease term and discount rate):

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Operating lease costs	$12,730	$12,724	$14,398
Variable lease costs	3,605	3,810	4,325
Cash paid for amounts included in the measurement of operating liabilities	13,942	13,871	14,487
ROU assets obtained for new lease obligations	2,806	4,057	21,082

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term	4.4 years	5.2 years
Weighted-average discount rate	6.3%	6.0%

Short-term lease expense, which represents expense for leases with terms of one year or less, was not material for each of the years ended June 30, 2026, 2025 or 2024.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents maturities of the Company’s operating lease liabilities as of June 30, 2026 (in thousands):

Amount
For the fiscal year ending June 30,
2027	$12,861
2028	5,971
2029	4,636
2030	4,144
2031	3,320
Thereafter	4,618
Total future minimum lease payments	35,550
Less amount representing interest	(4,707)
Total operating lease liabilities	$30,843
Operating lease liabilities, current	$11,341
Operating lease liabilities, non-current	$19,502

Sublease Considerations

The Company did not have any subleased facilities during the fiscal year ended June 30, 2026. The Company included less than $0.1 million of sublease income in lease expense for each of the years ended June 30, 2025 and 2024.

9. Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead-times. As of June 30, 2026, the Company had non-cancelable commitments to purchase $112.5 million of inventory, which will be received and consumed during fiscal 2027. The Company expects to utilize its non-cancelable purchase commitments in the normal ongoing operations.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al.

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of its current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company's business and prospects during the Class Period. The lawsuit seeks unspecified damages. On December 30, 2024, the Court selected Oklahoma Firefighters Pension and Retirement System, Oklahoma Police Pension and Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, Oakland County Employees’ Retirement System as the lead plaintiffs. The Company's Motion to Dismiss was granted on August 15, 2025, but the plaintiffs were granted leave to file an amended complaint by September 9, 2025. The Company filed a motion to dismiss the second amended complaint on October 3, 2025. Following a hearing on March 3, 2026, the Court denied the Company’s motion to dismiss. On July 16, 2026, the Court granted plaintiffs’ motion to certify the class.

On February 27, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Turner v. Brown et al., Case No. 3:25-cv-02101. On March 6, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Hemani v. Meyercord et al., Case No. 3:25-cv-02318-AGT. On March 25, 2025, a shareholder derivative case was filed in the United States District Court for the Eastern District of North Carolina captioned Miller v. Meyercord et al., Case No. 5:25-cv-00161. Each of these shareholder derivative cases names current and former officers, directors, and employees of the Company as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the Class Action. Plaintiffs filed an amended complaint in the two California shareholder derivative cases on December 1, 2025. The Company filed a motion to dismiss the amended complaint on December 19, 2025, and a hearing on the motion to dismiss took place on March 31, 2026. Plaintiffs filed a second amended complaint on April 28, 2026. The Company filed a motion to dismiss the second amended complaint on June 2, 2026. The North Carolina case remains stayed pending a final decision on the motion to dismiss in the California cases.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders’ Equity

Preferred Stock

In April 2001, in connection with entering into a rights agreement, the Company authorized the issuance of preferred stock. The preferred stock may be issued from time to time in one or more series. The Board of Directors (the “Board”) is authorized to provide for the rights, preferences and privileges of the shares of each series and any qualifications, limitations or restrictions on these shares. As of June 30, 2026, no shares of preferred stock were outstanding.

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

On January 30, 2026, the Company entered into an accelerated share repurchase agreement (the “2026 ASR”) to repurchase shares of the Company’s common stock as part of the 2025 Repurchase Program. Pursuant to the 2026 ASR and during the year ended June 30, 2026, the Company paid $50.0 million for a total of 3,299,807 shares with an average price of $15.15 per share.

During the year ended June 30, 2026, the Company repurchased a total of 5,377,808 shares of its common stock, including the 3,299,807 shares purchased as part of the 2026 ASR, at a total cost of $87.0 million, with an average price of $16.18 per share. As of June 30, 2026, approximately $113.0 million remains available for share repurchases under the 2025 Repurchase Program.

Under a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The excise tax's effect on net corporate stock repurchases was not material for the fiscal years ended June 30, 2026 and 2025.

11. Employee Benefit Plans

As of June 30, 2026, the Company has the following share-based compensation plans and the 401(k) Plan discussed below:

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by stockholders on November 20, 2013. The 2013 Plan replaced the 2005 Equity Incentive Plan (the “2005 Plan”). Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) (including performance-based or market-based RSUs), performance shares, and other share-based or cash-based awards to employees and consultants. The 2013 Plan also authorizes the grant of awards of stock options, stock appreciation rights, restricted stock and RSUs to non-employee members of the Board and deferred compensation awards to officers, directors and certain management or highly compensated employees. The 2013 Plan authorized the issuance of 9.0 million shares of the Company’s common stock. In addition, 6.6 million shares of the Company's common stock under the 2005 Plan were transferred to the 2013 Plan and were added to the number of shares available for future grant under the 2013 Plan. Prior to fiscal 2026, stockholders approved the issuance of an additional 46.0 million shares of the Company's common stock. During the year ended June 30, 2026, an additional 6.8 million shares were authorized and made available for grant under the 2013 Plan. The 2013 Plan includes provisions upon the granting of certain awards defined by the 2013 Plan as Full Value Awards in which the shares available for grant under the 2013 Plan are decremented 1.5 shares for each such award granted. Upon forfeiture or cancellation of unvested awards, the same ratio is applied in returning shares to the 2013 Plan for future issuance as was applied upon granting. As of June 30, 2026, total options and awards to acquire 7.0 million shares were outstanding under the 2013 Plan and 14.0 million shares are available for grant under the 2013 Plan. Options granted under this plan have a contractual term of seven years.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares Reserved for Issuance

The Company had the following reserved shares of the Company's common stock for future issuance as of the dates noted (in thousands):

	June 30, 2026	June 30, 2025
2013 Equity Incentive Plan shares available for grant	13,970	10,935
Employee stock options and awards outstanding	6,970	7,566
2014 Employee Stock Purchase Plan	4,643	5,952
Total shares reserved for issuance	25,583	24,453

Stock Options

The following table summarizes stock option activity under all plans for the year ended June 30, 2026 (in thousands except per share amount and contractual term):

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at June 30, 2025	496	$6.70	1.16	$5,580
Granted	—	—
Exercised	(421)	6.70
Canceled	—	—
Options outstanding at June 30, 2026	75	$6.70	0.16	$1,914
Vested and expected to vest at June 30, 2026	75	$6.70	0.16	$1,914
Exercisable at June 30, 2026	75	$6.70	0.16	$1,914

The total intrinsic value of options exercised in fiscal years 2026, 2025 and 2024 was $4.8 million, $5.0 million and $1.1 million, respectively.

There were no stock options granted during the fiscal years 2026 and 2025. As of June 30, 2026, all outstanding options are fully vested and compensation cost related to stock options has been fully recognized.

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

The following table summarizes stock award activity for the year ended June 30, 2026 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2025	7,070	$19.53
Granted	4,606	20.62
Released	(4,460)	19.09
Canceled	(321)	18.47
Non-vested stock awards outstanding at June 30, 2026	6,895	$20.52	$141,504
Stock awards expected to vest at June 30, 2026	6,895	$20.52	$141,504

The RSUs granted under the 2013 plan vest over a period of time, generally one-to-three years, and are subject to the participant's continued service to the Company.

The aggregate fair value, as of the respective grant dates of awards granted during the fiscal years ended June 30, 2026, 2025 and 2024, was $83.9 million, $76.6 million and $110.5 million, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For fiscal years ended June 30, 2026, 2025 and 2024, the Company withheld an aggregate of 1.7 million shares, 1.4 million shares, and 1.9 million shares, respectively, upon the vesting of awards, based upon the closing share price on the vesting date as settlement of the employees’ minimum statutory obligation for the applicable income and other employment taxes.

For fiscal years ended June 30, 2026, 2025 and 2024, the Company remitted cash of $32.3 million, $21.2 million, $47.9 million, respectively, to the appropriate taxing authorities on behalf of the employees. The payment of the taxes by the Company reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital in the consolidated balance sheets and as a reduction of “Payments for tax withholdings, net of proceeds from issuance of common stock” in the financing activity within the consolidated statements of cash flows.

As of June 30, 2026, there was $80.6 million in unrecognized compensation costs related to non-vested stock awards which includes the performance and market condition awards as discussed below. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Awards – Officers and Directors

RSUs granted during fiscal 2026, 2025 and 2024 to named executive officers and directors totaled 1.3 million awards, 1.3 million awards and 0.7 million awards, respectively which included awards with market-based conditions as discussed below.

Stock Awards - Performance Awards

During fiscal 2026, 2025, and 2024, the Compensation Committee of the Board granted 0.8 million, 1.0 million and 0.8 million RSUs, respectively with vesting based on market conditions (“MSUs”) to certain of the Company’s employees. The MSUs granted during fiscal 2026 and 2025 were subject to total shareholder return (“TSR”). The MSUs granted during fiscal 2024 included 0.5 million MSUs subject to TSR and 0.3 million MSUs subject to certain stock price targets.

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

The stock price target MSUs vest upon the achievement of a certain stock price target over the defined performance period. The stock price target shall be deemed as achieved if the average closing stock price over any thirty consecutive trading days during the period from grant date through the third anniversary of the grant date equals or exceeds the price target of $41.38 for the initial performance period. Upon satisfaction of the initial stock price target, 50% of the target shares will vest on the 3rd anniversary of the grant date and the remaining 50% will vest on the 4th anniversary of the grant date, subject to employees’ continued service through the applicable vesting dates. If the units are not earned on the last day of initial performance period, the units will remain outstanding and be eligible to be earned if the average closing stock price over any thirty consecutive trading days equals or exceeds the price target of $46.96.

On February 15, 2024, the Company modified certain terms and conditions of the stock price target MSUs for certain executive officers. Under the modified agreement, the stock price target over the initial and fourth year performance periods were revised to $23.00 and $26.00, respectively. All other contractual terms remained unchanged. The incremental compensation cost was not material and is recognized ratably over the remaining requisite service period. As of June 30, 2026, both the modified price targets have been met and shares will vest upon completion of the requisite service period.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during fiscal years 2026, 2025 and 2024 was $22.23 per share, $17.10 per share and $32.66 per share, respectively. The assumptions used in the Monte Carlo simulation included the expected volatility, risk-free interest rate, dividend yield, expected term and possible future stock prices over the performance period based on the historical stock and market prices. The following assumptions were used to determine the grant-date fair values of the TSR MSU during the following periods:

	Equity Incentive Plan (TSR MSU)
	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Expected term	3.0 years	3.0 years	3.0 years
Risk-free interest rate	3.70%	3.89%	4.43%
Volatility	45%	48%	50%
Dividend yield	—%	—%	—%

The Company recognizes the expense related to these MSUs on a graded-vesting method over the estimated term.

The following table summarizes stock awards with market or performance-based conditions granted and the number of awards that have satisfied the relevant market or performance criteria in each period (in thousands):

	Fiscal Year 2026	Fiscal Year 2025	Fiscal Year 2024
Performance awards granted	780	1,037	841
Performance awards earned	1,079	899	846

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

During the fiscal years ended June 30, 2026 and 2025, there were 1.3 million and 1.2 million shares issued under the 2014 ESPP. As of June 30, 2026, there have been an aggregate 22.4 million shares issued under the 2014 ESPP.

Share-Based Compensation Expense

Share-based compensation expense recognized in the financial statements by line-item caption is as follows (in thousands):

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Cost of product revenues	$3,025	$2,661	$1,899
Cost of subscription and support revenues	2,900	2,912	2,994
Research and development	17,465	17,154	16,686
Sales and marketing	31,052	28,393	26,524
General and administrative	33,819	31,194	28,660
Total share-based compensation expense	$88,261	$82,314	$76,763

The Company uses the straight-line method for expense attribution, other than for the PSUs and MSUs, which may use the accelerated attribution method. The Company does not estimate forfeitures, but rather recognizes expense for those shares expected to vest and recognizes forfeitures when they occur.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The weighted-average estimated per share fair value of shares under the 2014 ESPP in fiscal years 2026, 2025 and 2024, was $4.88, $3.99 and $5.73, respectively.

	Employee Stock Purchase Plan
	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Expected term	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.86%	4.73%	5.42%
Volatility	46%	37%	47%
Dividend yield	—%	—%	—%

401(k) Plan

The Company provides a tax-qualified employee savings and retirement plan, commonly known as a 401(k) plan (the “Plan”), which covers the Company’s eligible employees. Pursuant to the Plan, employees may elect to contribute a portion of their current compensation up to the IRS annual contribution limit of $24,500 for the calendar year 2026. Employees aged 50 or over may elect to contribute an additional $8,000 and employees aged 60-63 may elect to contribute an additional $11,250. The amount contributed to the Plan is on a pre-tax or post-tax basis.

The Company provides for discretionary matching contributions as determined by the Board for each calendar year. All matching contributions vest immediately. In addition, the Plan provides for discretionary contributions as determined by the Board each year. The program effective during fiscal 2026 was established to match $0.50 for every dollar contributed by the employee up to the first 6.0% of pay. The Company’s matching contributions to the Plan totaled $6.3 million, $5.7 million and $5.2 million, for fiscal years ended June 30, 2026, 2025 and 2024, respectively. No discretionary contributions were made in fiscal years ended June 30, 2026, 2025 and 2024.

12. Information about Segments and Geographic Areas

The Company operates as a single reportable segment, focused on the development, marketing, and sale of network infrastructure equipment and related software and subscriptions. The Company conducts business globally.

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

Significant segment expenses that are regularly provided to and reviewed by the CODM are those presented in the consolidated statements of operations: costs of revenue, research and development, sales and marketing, and general and administrative. Other segment items included in consolidated net income (loss) are restructuring and related charges, amortization of intangible assets, interest income, interest expense, other income (expense), net, and the provision for income taxes, which are also presented in the consolidated statements of operations.

Measure of segment assets:

The measure of segment assets that is reviewed by the CODM is reported within the consolidated balance sheets as “Total assets”. Depreciation expense recorded for fiscal years ended June 30, 2026, 2025 and 2024 was $15.6 million, $14.5 million and $23.9 million, respectively. Total expenditures for additions to property, plant and equipment recorded for fiscal years ended June 30, 2026, 2025 and 2024 were $27.9 million, $24.7 million, and $18.1 million respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	Year Ended
	June 30, 2026	June 30, 2025
Long-lived assets:
Americas:
United States	$180,109	$161,331
Other	5,325	6,168
Total Americas	185,434	167,499
EMEA	32,609	40,299
APAC	4,657	10,550
Total long-lived assets	$222,700	$218,348

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

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other income (expense), net” in the accompanying consolidated statements of operations. As of June 30, 2026 and 2025, foreign exchange forward currency contracts not designated as hedging instruments had total notional principal amounts of $68.0 million and $57.2 million, respectively. For the fiscal years ended June 30, 2026, 2025 and 2024 the net gains and losses recorded in the consolidated statements of operations from these contracts were net losses of $4.0 million, net gains of $1.0 million, and net losses of $0.3 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

Zero-Cost Collar Contracts

The Company uses zero-cost collar contracts, designated as cash flow hedges, to hedge the foreign currency risk associated with forecasted foreign currency denominated operating expenses. The changes in fair value of these derivatives are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of these derivatives are reclassified to the consolidated statement of operations in the same period in which the underlying hedged transaction affects earnings.

As of June 30, 2026, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $82.5 million and had maturities of less than twelve months. As of June 30, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments. As of June 30, 2026, these contracts had unrealized losses of $1.8 million, which are recorded as a component of “Accumulated other comprehensive loss” in the consolidated balance sheets and are expected to be reclassified into the consolidated statement of operations within the next twelve months. For the year ended June 30, 2026, these contracts had realized net losses of $0.7 million that were reclassified to the consolidated statement of operations.

Foreign Currency Transactions

For the fiscal years ended June 30, 2026, 2025 and 2024 the Company recognized foreign currency transaction net gains of $2.5 million, net losses of $1.8 million and net gains of $0.6 million, respectively.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Restructuring and Related Charges

During fiscal years ended June 30, 2026, 2025 and 2024, the Company recorded restructuring and related charges of $1.3 million, $1.5 million and $36.3 million, respectively. The charges are reflected in “Restructuring and related charges” in the consolidated statements of operations.

During fiscal 2026, the Company completed all of the restructuring plans initiated in prior years and incurred restructuring charges of $0.5 million for severance and benefits costs as well as asset disposal costs related to those plans. Additionally, the Company recorded approximately $0.7 million in restructuring charges related to facilities leases which included a one-time termination fee of $1.1 million for the early termination of one of the Company’s leased facilities, offset by a gain on reduction of the right-of-use asset and lease liability associated with that facility lease.

During the third quarter of fiscal 2024, the Company executed a global reduction-in-force plan targeted towards the reorganization of the Company's research and development and sales and marketing functions to align the Company's workforce with its strategic priorities and to focus on specific geographies and industry segments with higher growth opportunities (the “Q3 2024 Plan”). During the fiscal years ended June 30, 2026, 2025 and 2024 the Company recorded restructuring charges of approximately $0.4 million, $1.2 million and $11.0 million respectively, related to the Q3 2024 Plan, which primarily consisted of severance and benefits expenses, legal and consulting fees.

During the second quarter of fiscal 2024, the Company executed a global reduction-in-force plan to rebalance its workforce to create greater efficiency and improve execution, in alignment with the Company's business and strategic priorities, while reducing its ongoing operating expenses to address reduced revenue and macro-economic conditions (the “Q2 2024 Plan”). During the fiscal years ended June 30, 2026, 2025 and 2024, the Company recorded restructuring benefits of approximately $0.2 million, and restructuring charges of $0.1 million and $15.9 million, respectively, related to the Q2 2024 Plan, which primarily consisted of employee severance and benefits expenses, legal and consulting fees.

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

Through June 30, 2026, the Company incurred $31.4 million in restructuring charges under the Q1 2024, Q2 2024 Plan and Q3 2024 Plan which primarily related to severance and benefits costs. As of June 30, 2026, all the 2024 Plans are completed.

During the third quarter of fiscal 2023, the Company initiated a restructuring plan to transform its business infrastructure and reduce its facilities footprint and the facilities related charges (the “2023 Plan”). As part of this project, the Company moved engineering labs from its San Jose, California location to its Salem, New Hampshire location. This move was to help reduce the cost of operating the Company's labs. During the fiscal years ended June 30, 2026, 2025 and 2024, the Company recorded charges of approximately $0.3 million, $0.1 million and $6.6 million, respectively, related to the 2023 Plan, which primarily consisted of moving costs, asset disposal costs and accelerated depreciation on lab leasehold improvements. Through June 30, 2026, the Company incurred $9.9 million in restructuring charges under the 2023 Plan which primarily related to moving and asset disposal costs. As of June 30, 2026, the 2023 Plan is completed.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying consolidated balance sheets. As of June 30, 2026 the restructuring liability was $1.1 million related to the early termination fee for a leased facility. As of June 30, 2025 the restructuring liability was approximately $0.7 million related to accrual for severance and benefits for 2024 Plans.

The following table summarizes the activity related to the Company’s restructuring and related liabilities during the following periods (in thousands):

	Severance and Employee Related	Exit and Disposal Activities	Total
Balance at June 30, 2024	$11,469	$—	$11,469
Period charges, net of reversals	1,395	99	1,494
Period payments and adjustments(1)	(12,171)	(99)	(12,270)
Balance at June 30, 2025	$693	$—	$693
Period charges, net of reversals	259	1,004	1,263
Period payments and adjustments(1)	(952)	80	(872)
Balance at June 30, 2026	$—	$1,084	$1,084

(1)Primarily comprised of cash payments, foreign currency translation and other non-cash adjustments.

15. Income Taxes

Income (loss) before income taxes is as follows (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2026	2025	2024
Domestic	$(31,973)	$(38,551)	$(72,684)
Foreign	83,447	42,824	(4,815)
Income (loss) before income taxes	$51,474	$4,273	$(77,499)

The provision for income taxes for the fiscal years ended June 30, 2026, 2025 and 2024 consisted of the following (in thousands):

	Year Ended
	June 30,	June 30,	June 30,
	2026	2025	2024
Current:
Federal	$(94)	$2,921	$1,340
State	334	1,066	246
Foreign	11,786	8,932	6,843
Total current	12,026	12,919	8,429
Deferred:
Federal	509	412	404
State	250	251	252
Foreign	(3,430)	(1,842)	(620)
Total deferred	(2,671)	(1,179)	36
Provision for income taxes	$9,355	$11,740	$8,465

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the fiscal year ended June 30, 2026. The following table reconciles the US federal statutory income tax amount and rate to the Company's total global provision for income taxes amount and effective tax rate for the year ended June 30, 2026 (in thousands except for percentages):

	Year Ended
	June 30, 2026
	Amount	Percent
Tax at US federal statutory rate	$10,810	21.0%
State income tax, net of federal benefit(1)	264	0.5%
Foreign tax effects:
Ireland
Statutory tax rate difference	(5,141)	(10.0)%
Valuation allowance	(7,976)	(15.5)%
Other	301	0.6%
Brazil	618	1.2%
France	971	1.9%
India	899	1.7%
Other jurisdictions	1,370	2.7%
Effect of changes in tax laws or rates enacted in the current period
Effect of cross border tax laws:
Global intangible low-taxed income	7,433	14.4%
Section 78 gross up	2,284	4.4%
SubPart F income	621	1.2%
Tax Credits:
Research and development tax credit	(4,395)	(8.5)%
Foreign tax credit	(6,891)	(13.4)%
Changes in valuation allowances	(1,761)	(3.4)%
Goodwill amortization	548	1.1%
Nontaxable or nondeductible items:
Stock-based compensation	1,255	2.4%
Nondeductible officer compensation	7,912	15.4%
Other	233	0.5%
Total provision for income taxes	$9,355	18.2%

(1)US state and local jurisdictions that contribute to the majority (greater than 50%) of tax effect in this category include Massachusetts, New Hampshire and Texas.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the Company's statutory US federal tax rate to the effective tax rate for the periods indicated, in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

	Year Ended
	June 30,	June 30,
	2025	2024
Tax at federal statutory rate	$898	$(16,275)
State income tax, net of federal benefit	842	194
Global intangible low-taxed income	13,183	10,595
US valuation allowance change – deferred tax movement	(10,417)	18,199
Research and development credits	(5,359)	(7,746)
Tax impact of foreign earnings	911	4,399
Foreign withholding taxes	1,844	2,943
Stock based compensation	3,000	(8,551)
Goodwill amortization	549	549
Nondeductible officer compensation	10,629	8,667
Nondeductible meals and entertainment	256	319
Foreign tax credits	(4,596)	(4,828)
Provision for income taxes	$11,740	$8,465

The following table presents income taxes paid, net of refunds received, by jurisdiction (in thousands):

Year Ended
June 30, 2026
US federal	$1,100
US state and local(2)	1,019
Foreign:
Canada	644
India	2,852
Ireland	5,200
Other	1,715
Total foreign	$10,411
Total cash paid for income taxes, net of refunds received	$12,530

(2)No individual jurisdiction accounted for more than 5% of total income taxes paid.

Cash taxes paid prior to the adoption of ASU 2023-09 were approximately $3.8 million and $15.4 million in each of the fiscal years ended June 30, 2025 and 2024.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended
	June 30, 2026	June 30, 2025
Deferred tax assets:
Net operating loss carry-forwards	$13,872	$16,561
Tax credit carry-forwards	60,216	53,347
Depreciation	3,027	3,335
Intangible amortization	8,950	16,337
Deferred revenue	31,466	31,341
Inventory write-downs	7,603	8,048
Other allowances and accruals	37,929	40,835
Stock based compensation	4,340	4,800
Deferred intercompany gain	3,690	3,690
Ireland goodwill amortization	2,701	3,422
Capitalization of research and development	51,862	46,008
Operating lease liability	6,001	7,667
Other	911	911
Total deferred tax assets	232,568	236,302
Valuation allowance	(194,596)	(207,313)
Total net deferred tax assets	37,972	28,989
Deferred tax liabilities:
Goodwill amortization	(18,259)	(16,335)
GAAP capitalized development costs	(8,851)	(3,787)
Operating lease right of use asset	(4,964)	(6,264)
Prepaid commissions	(4,566)	(4,017)
Deferred tax liability on foreign withholdings	(1,181)	(969)
Total deferred tax liabilities	(37,821)	(31,372)
Net deferred tax liabilities	$151	$(2,383)
Recorded as:
Net non-current deferred tax assets	7,555	4,650
Net non-current deferred tax liabilities	(7,404)	(7,033)
Net deferred tax liabilities	$151	$(2,383)

The Company’s global valuation allowance decreased by $12.7 million in the fiscal year ended June 30, 2026 and decreased by $11.1 million in the fiscal year ended June 30, 2025. The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets, as well as valuation allowances against certain non-U.S. deferred tax assets in Brazil. The valuation allowance is determined by assessing both negative and positive available evidence to determine whether it is more likely than not that the deferred tax assets will be recoverable. The Company's inconsistent earnings in recent periods, including historical losses and tax attributes expiring unutilized in recent years provide sufficient negative evidence to require a full valuation allowance against its U.S. federal and state net deferred tax assets. The valuation allowance is evaluated periodically and can be reversed partially or in full if business results and the economic environment have sufficiently improved to support realization of the Company's deferred tax assets. During the fiscal year ended June 30, 2026, the Company’s valuation allowance against its Irish deferred tax assets was released given the available positive evidence including cumulative earnings.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2026, the Company had net operating loss carry-forwards (“NOLs”) for U.S. federal and state tax purposes of $3.1 million and $121.5 million, respectively. As of June 30, 2026, the Company also had foreign NOLs in Australia, Brazil, Ireland and South Korea of $3.4 million, $13.5 million, $1.5 million and $0.9 million, respectively. As of June 30, 2026, the Company also had federal and state tax credit carry-forwards of $28.8 million and $39.8 million, respectively. The U.S. federal tax credit carry-forwards consist of research and development tax credits of $27.7 million and foreign tax credits of $1.1 million. The state tax credit carryforwards are all research and development related. The $3.1 million U.S. federal NOL carry-forwards are the remaining legacy Aerohive NOLs subject to an annual section 382 limitation, however, they have an indefinite carry-forward life. The state net operating losses of $121.5 million will begin to partially expire in the fiscal year ending June 30, 2026. The foreign net operating losses can generally be carried forward indefinitely. Federal research and development tax credits of $27.7 million will expire beginning in fiscal 2027, if not utilized. North Carolina state research and development tax credits of $0.6 million will expire beginning in the fiscal year ending June 30, 2027, if not utilized. California state research and development tax credits of $39.1 million do not expire and can be carried forward indefinitely.

In June 2025, the Company performed an analysis under Section 382 of the IRC with respect to its net operating loss and credit carry-forwards to determine whether a potential ownership change had occurred that would place a limitation on the annual utilization of these U.S. tax attributes. It was determined that no ownership change had occurred during the fiscal year ended June 30, 2025, however, it is possible a subsequent ownership change could limit the utilization of the Company's tax attributes. The Company also performed, in June 2020, a separate IRC section 382 analysis with respect to the NOLs and tax credits acquired from Aerohive and has determined that while the Company will be subject to an annual limitation, the Company should not be limited on the full utilization of the losses and credits during the statutory allowable carryforward period for the NOLs and credits.

It has been the Company’s historical policy to invest the earnings of certain foreign subsidiaries indefinitely outside the U.S. The Company has reviewed its prior position on the reinvestment of earnings of certain foreign subsidiaries and has recorded a deferred tax liability of $1.2 million related to withholding taxes that may be incurred upon repatriation of earnings from jurisdictions where no indefinite reinvestment assertion is made. The Company continues to maintain an indefinite reinvestment assertion for earnings in certain of its foreign jurisdictions. The unrecorded deferred tax liability for potential taxes associated with repatriation of these earnings is $10.6 million.

On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes numerous changes to existing tax law including provisions providing current deductibility of domestic research and development costs, modifications to the limitation on deductibility of business interest expense and modifications to the international tax framework. This legislation has multiple effective dates, with certain provisions effective for the Company's fiscal year ended June 30, 2026 and others for the Company’s fiscal year ending June 30, 2027. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Accordingly, the effects of the new legislation are reflected in the consolidated financial statements for the fiscal year ended June 30, 2026.

The Company conducts business globally and as a result, most of its subsidiaries file income tax returns in various domestic and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Its major tax jurisdictions are the U.S., Ireland, India, California, New Hampshire, Texas and North Carolina. In general, the Company's U.S. federal income tax returns are subject to examination by tax authorities for fiscal years 2020 forward due to net operating losses and the Company's state income tax returns are subject to examination for fiscal years 2004 forward due to net operating losses. Statutes related to material foreign jurisdictions are generally open for fiscal years 2022 forward for Ireland and for tax year ended March 2022 forward for India.

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

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2026, the Company had $18.0 million of unrecognized tax benefits. If fully recognized in the future, $0.2 million would impact the effective tax rate, and $17.8 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

The reconciliation of the beginning and ending amount of total unrecognized tax benefits for the fiscal years ended June 30, 2026, 2025, and 2024 is as follows (in thousands):

Balance at June 30, 2023	$18,297
Decrease related to prior year tax positions	(25)
Increase related to prior year tax positions	—
Increase related to current year tax positions	20
Lapse of statute of limitations	(75)
Balance at June 30, 2024	$18,217
Decrease related to prior year tax positions	—
Increase related to prior year tax positions	2
Increase related to current year tax positions	22
Lapse of statute of limitations	(127)
Balance at June 30, 2025	$18,114
Decrease related to prior year tax positions	(60)
Increase related to prior year tax positions	6
Increase related to current year tax positions	72
Lapse of statute of limitations	(146)
Balance at June 30, 2026	$17,986

Estimated interest and penalties related to the underpayment of income taxes, if any are classified as a component of income tax expense in the consolidated statements of operations and totaled less than $0.1 million for each of the fiscal years ended June 30, 2026, 2025 and 2024.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Net income (loss)	$42,119	$(7,467)	$(85,964)
Weighted-average shares used in per share calculation – basic	132,752	132,331	129,288
Options to purchase common stock	203	—	—
Restricted stock units	1,850	—	—
Employee Stock Purchase Plan shares	165	—	—
Weighted-average shares used in per share calculation – diluted	134,970	132,331	129,288

Net income (loss) per share – basic and diluted
Net income (loss) per share – basic	$0.32	$(0.06)	$(0.66)
Net income (loss) per share – diluted	$0.31	$(0.06)	$(0.66)

Potentially dilutive shares of common stock from employee incentive plans are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, and the assumed issuance of common stock under the ESPP.

EXTREME NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following securities were excluded from the computation of net income (loss) per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

		Year Ended
	June 30, 2026	June 30, 2025	June 30, 2024
Options to purchase common stock	—	841	1,126
Restricted stock units	18	5,419	5,946
Employee Stock Purchase Plan shares	162	216	193
Total shares excluded	180	6,476	7,265

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

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of June 30, 2026, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended June 30, 2026 included in this Annual Report on Form 10-K and has issued its report on our internal control over financial reporting as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2026, we completed the implementation of a new enterprise resource planning (“ERP”) system. In connection with this implementation, we made certain changes to our internal control over financial reporting related to the affected processes. These changes significantly affected our internal control over financial reporting during fiscal 2026. We have tested the design and operating effectiveness of the new and modified controls and concluded that our internal control over financial reporting was effective as of June 30, 2026. We will continue to evaluate further changes, if any, to our internal control over financial reporting in subsequent periods to confirm that our internal control over financial reporting remains effective.

Other than changes resulting from the ERP implementation, there were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

On May 22, 2026, Kevin Rhodes, the Company's Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 43,629 shares of the Company's common stock until May 31, 2027.

Departure of Directors or Certain Officers

On August 11, 2026, Rajendra (“Raj”) Khanna, a member of the Board, notified the Company that he will not stand for reelection to the Board at the Company’s Annual Meeting of Stockholders to be held on November 4, 2026 (the “Annual Meeting”). Mr. Khanna will continue to serve as a director until the Annual Meeting.

Mr. Khanna has confirmed that his decision not to stand for reelection is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. In connection with Mr. Khanna’s departure, the Board intends to reduce its size from eight to seven directors after the Annual Meeting, and it also intends to appoint Ron Pasek as Chair of the Audit Committee. The Board is grateful for Mr. Khanna’s service and contributions to the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information therein is incorporated in this Annual Report on Form 10-K by reference.

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

Information with respect to Items 406, 407 and 408 of Regulation S-K is incorporated by reference to the information contained in the section captioned “Code of Ethics and Corporate Governance Materials” in the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this section is incorporated by reference from the information in the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement.

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

(2) Schedules:

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

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
3.1	Amended and Restated Certificate of Incorporation of Extreme Networks, Inc.	8-K	11/18/2022	3.1
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	11/9/2023	3.1
3.3	Amended and Restated Bylaws of Extreme Networks, Inc.	8-K	6/09/2023	3.1
3.4	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock.	10-K	9/26/2001	3.7
4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	8/24/2023	4.2
10.1*	Extreme Networks Inc. Amended and Restated 2013 Equity Incentive Plan.	10-Q	01/29/2026	10.1
10.2*	Amended and Restated 2014 Employee Stock Purchase Plan, effective November 2021.	S-8	11/24/2021	99.2
10.3*	Form of option award agreement under Extreme Networks, Inc. 2013 Equity Incentive Plan.	10-Q	11/2/2016	10.1
10.4*	Form of Notice of Grant and Grant Agreement for Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan- U.S.	10-K	8/29/2022	10.33
10.5*	Form of Notice of Grant of Performance Vesting Restricted Stock Units under Extreme Networks, Inc. 2013 Equity Incentive Plan - U.S.	10-K	8/18/2025	10.34
10.6*	Form of Notice of Grant of Performance Vesting Restricted Stock Units (SLTI) under Extreme Networks, Inc. 2013 Equity Incentive Plan – U.S.	10-Q	11/2/2023	10.1
10.7*	Amended and Restated Offer Letter, executed August 31, 2016, between Extreme Networks, Inc. and Edward B. Meyercord.	10-K	9/6/2016	10.27
10.8*	Offer Letter, executed April 21, 2023, between Extreme Networks, Inc. and Kevin Rhodes.	8-K	4/24/2023	10.1
10.9*	Offer Letter, executed November 13, 2015, between Extreme Networks, Inc, and Katayoun “Katy” Motiey.	10-Q	5/2/2024	10.1
10.10	Form of Indemnification Agreement for directors and officers.	10-Q	5/10/2019	10.1
10.11*	Extreme Networks, Inc. Executive Change in Control Severance Plan Amended and Restated April 30, 2019.	10-Q	5/10/2019	10.2
10.12*	Agreement to Participate in the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-Q	5/10/2019	10.3
10.13*	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-K	4/29/2021	10.47
10.14*	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.				X
10.15*	Executive Vice President Severance Practice.	10-K	4/29/2021	10.48
10.16	Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated October 15, 2012.	8-K	10/19/2012	10.1

10.17	Lease for property at 6480 Via Del Oro, San Jose, California, dated November 6, 2017 between SI 64 LLC, a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.5
10.18	Lease for property at 6377 San Ignacio Avenue, San Jose, dated November 6, 2017 between SI 33, LLC a California limited liability company and Extreme Networks, Inc.	10-Q	2/08/2018	10.6
10.19	First Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated December 31, 2012.	8-K	1/7/2013	10.1
10.20	Third Amendment to Lease Agreement by and between RDU Center III LLC and Extreme Networks, Inc. dated June 1, 2022.	10-K	8/29/2022	10.35
10.21	Fourth Amendment to Lease Agreement by and between OSK XIV REO, LLC and Extreme Networks, Inc. dated November 30, 2023.	10-Q	2/1/2024	10.1
10.22	Commitment Letter, June 26, 2019, among Bank of Montreal, BMO Capital Markets Corp. and Extreme Networks, Inc.	8-K	6/26/2019	10.1
10.23

Credit Agreement, dated as of August 9, 2019, by and among Bank of Montreal and BMO Capital Markets Corp. (and the other lenders party thereto) and Extreme Networks, Inc. (and certain of its affiliates).

		Schedule TO	8/09/2019	(b)(2)
10.24	First Amendment and Limited Waiver dated as of April 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.51
10.25	Second Amendment to the Amended and Restated Credit Agreement dated as of May 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	5/11/2020	10.52
10.26	Third Amendment to the Amended and Restated Credit Agreement dated as of November 3, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.45
10.27	Fourth Amendment to the Amended and Restated Credit Agreement dated as of December 8, 2020, by and among Extreme Networks, Inc., the Lenders party thereto, and the Bank of Montreal, as administrative and collateral agent for the Lenders.	10-Q	2/9/2021	10.46
10.28	Second Amended and Restated Credit Agreement dated as of June 22, 2023, by and among Extreme Networks, Inc., the financial institutions or entities party thereto as lenders, and the Bank of Montreal, as administrative agent.	8-K	6/23/2023	10.1
10.29	First Amendment to Second Amended and Restated Credit Agreement dated as of August 14, 2024, by and among Extreme Networks, Inc., the several banks and other financial institutions and the Bank of Montreal, as administrative agent.	10-K	8/16/2024	10.34
10.30	Credit Agreement, dated as of July 29, 2026, among Extreme Networks, Inc., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	7/30/2026	10.1
19.1	Insider Trading Policy.	10-K	8/18/2025	19.1
21.1	Subsidiaries of Extreme Networks, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Section 302 Certification of Chief Executive Officer.				X
31.2	Section 302 Certification of Chief Financial Officer.				X
32.1**	Section 906 Certification of Chief Executive Officer.				X
32.2**	Section 906 Certification of Chief Financial Officer.				X
97.1	Policy for Recovery of Erroneously Awarded Compensation.	10-K	8/16/2024	97.1
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 formatted as Inline XBRL (included in Exhibit 101).				X

* Indicates management or board of directors contract or compensatory plan or arrangement.

** Exhibits 32.1 and 32.2 are being furnished and shall not be filed or be a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”); are deemed not to be “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise are not subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under these sections, the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2026.

EXTREME NETWORKS, INC. (Registrant)

By:	/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
August 14, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward B. Meyercord III, Kevin Rhodes and Katayoun ("Katy") Motiey, and each of them, his or her true and lawful attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ JOHN C. SHOEMAKER	/s/ EDWARD B. MEYERCORD III
John C. Shoemaker	Edward B. Meyercord III
Chairman of the Board	President and Chief Executive Officer, Director
August 14, 2026	(Principal Executive Officer)
August 14, 2026

/s/ KEVIN RHODES	/s/ INGRID BURTON
Kevin Rhodes	Ingrid Burton
Executive Vice President and Chief Financial Officer	Director
(Principal Accounting Officer)	August 14, 2026
August 14, 2026

/s/ CHARLES CARINALLI	/s/ KATHLEEN M. HOLMGREN
Charles Carinalli	Kathleen M. Holmgren
Director	Director
August 14, 2026	August 14, 2026

/s/ EDWARD H. KENNEDY	/s/ RAJ KHANNA
Edward H. Kennedy	Raj Khanna
Director	Director
August 14, 2026	August 14, 2026

/s/ RONALD J. PASEK
Ronald J. Pasek
Director
August 14, 2026