Form 10-Q
period 2026-09-30
EXTREME NETWORKS INC
filed 2026-10-29
CIK 1078271

p262Tejo

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, the registrant had 131,190,896 shares of common stock, $0.001 par value per share, outstanding.

EXTREME NETWORKS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED

September 30, 2026

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2026	June 30, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244,520	$211,758
Accounts receivable, net	167,654	164,593
Inventories	100,028	69,950
Prepaid expenses and other current assets	158,729	103,495
Total current assets	670,931	549,796
Property and equipment, net	61,275	58,095
Operating lease right-of-use assets, net	23,698	25,700
Goodwill	397,417	397,769
Intangible assets, net	2,571	3,066
Other assets	146,179	143,395
Total assets	$1,302,071	$1,177,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,665	$89,389
Accrued compensation and benefits	49,899	69,827
Accrued warranty	11,485	10,953
Current portion of deferred revenue	338,997	329,713
Current portion of long-term debt	—	19,341
Current portion of operating lease liabilities	9,950	11,341
Other accrued liabilities	135,771	62,109
Total current liabilities	658,767	592,673
Deferred revenue, less current portion	327,257	323,077
Long-term debt, less current portion	200,000	144,382
Operating lease liabilities, less current portion	18,247	19,502
Deferred income taxes	7,585	7,404
Other long-term liabilities	2,234	2,193
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series, 2,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 750,000 shares authorized; 159,032 and 157,203 shares issued, respectively; 132,201 and 131,216 shares outstanding, respectively	159	157
Additional paid-in capital	1,383,008	1,373,689
Accumulated other comprehensive loss	(16,920)	(16,011)
Accumulated deficit	(891,331)	(907,310)
Treasury stock at cost, 26,831 shares and 25,987 shares, respectively	(386,935)	(361,935)
Total stockholders’ equity	87,981	88,590
Total liabilities and stockholders’ equity	$1,302,071	$1,177,821

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
Net revenues:
Product	$218,273	$194,041
Subscription and support	122,821	116,204
Total net revenues	341,094	310,245
Cost of revenues:
Product	92,464	86,128
Subscription and support	36,694	36,088
Total cost of revenues	129,158	122,216
Gross profit:
Product	125,809	107,913
Subscription and support	86,127	80,116
Total gross profit	211,936	188,029
Operating expenses:
Research and development	57,820	57,753
Sales and marketing	92,026	88,923
General and administrative	31,501	29,187
Restructuring and related charges	7,366	371
Amortization of intangible assets	136	500
Total operating expenses	188,849	176,734
Operating income	23,087	11,295
Interest income	1,192	1,197
Interest expense	(5,210)	(3,653)
Other expense, net	(622)	(487)
Income before income taxes	18,447	8,352
Provision for income taxes	2,468	2,741
Net income	$15,979	$5,611

Basic and diluted income per share:
Net income per share – basic	$0.12	$0.04
Net income per share – diluted	$0.12	$0.04

Shares used in per share calculation – basic	131,525	132,973
Shares used in per share calculation – diluted	134,683	135,071

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
Net income	$15,979	$5,611
Other comprehensive loss:
Derivatives designated as hedging instruments:
Net realized losses reclassified into earnings on foreign currency cash flow hedges	319	—
Change in unrealized gains and losses on foreign currency cash flow hedges	(477)	—
Net change from derivatives designated as hedging instruments	(158)	—
Net change in foreign currency translation adjustments	(751)	(1,446)
Other comprehensive loss:	(909)	(1,446)
Total comprehensive income	$15,070	$4,165

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Treasury Stock		Accumulated	Total Stockholders'
	Shares	Amount	Paid-In-Capital	Comprehensive Loss	Shares	Amount	Deficit	Equity
Balance at June 30, 2025	152,673	$153	$1,298,791	$(8,137)	(20,609)	$(275,794)	$(949,429)	$65,584
Net income	—	—	—	—	—	—	5,611	5,611
Other comprehensive loss	—	—	—	(1,446)	—	—	—	(1,446)
Issuance of common stock from equity incentive plans, net of tax withholding	2,166	2	(10,968)	—	—	—	—	(10,966)
Repurchase of common stock	—	—	—	—	(577)	(12,000)	—	(12,000)
Share-based compensation	—	—	21,780	—	—	—	—	21,780
Balance at September 30, 2025	154,839	$155	$1,309,603	$(9,583)	(21,186)	$(287,794)	$(943,818)	$68,563

Balance at June 30, 2026	157,203	$157	$1,373,689	$(16,011)	(25,987)	$(361,935)	$(907,310)	$88,590
Net income	—	—	—	—	—	—	15,979	15,979
Other comprehensive loss	—	—	—	(909)	—	—	—	(909)
Issuance of common stock from equity incentive plans, net of tax withholding	1,829	2	(12,139)	—	—	—	—	(12,137)
Repurchase of common stock	—	—	—	—	(844)	(25,000)	—	(25,000)
Share-based compensation	—	—	21,458	—	—	—	—	21,458
Balance at September 30, 2026	159,032	$159	$1,383,008	$(16,920)	(26,831)	$(386,935)	$(891,331)	$87,981

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$15,979	$5,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,141	3,799
Amortization of intangible assets	484	1,111
Amortization of cloud computing implementation costs	2,620	—
Reduction in carrying amount of right-of-use asset	2,535	2,544
Provision for credit losses	248	218
Share-based compensation	21,458	21,780
Deferred income taxes	187	97
Provision for excess and obsolete inventory	1,372	8
Debt issuance cost write-off	2,109	—
Non-cash interest expense	231	306
Other	1,032	(76)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,309)	(19,311)
Inventories	(30,769)	8,116
Prepaid expenses and other assets	(59,526)	(14,016)
Accounts payable	22,819	13,760
Accrued compensation and benefits	(20,722)	(10,726)
Operating lease liabilities	(3,178)	(2,929)
Deferred revenue	14,653	16,027
Other current and long-term liabilities	73,060	(40,317)
Net cash provided by (used in) operating activities	45,424	(13,998)
Cash flows from investing activities:
Capital expenditures for property, equipment and capitalized software development costs	(6,760)	(6,855)
Net cash used in investing activities	(6,760)	(6,855)
Cash flows from financing activities:
Borrowings under revolving facility	200,000	25,000
Payments on debt obligations	(165,000)	(3,750)
Payments on debt issuance cost	(3,665)	—
Repurchase of common stock	(25,000)	(12,000)
Payments for tax withholdings, net of proceeds from issuance of common stock	(12,137)	(10,966)
Net cash used in financing activities	(5,802)	(1,716)
Foreign currency effect on cash and cash equivalents	(100)	(173)
Net increase (decrease) in cash and cash equivalents	32,762	(22,742)

Cash and cash equivalents at beginning of period	211,758	231,745
Cash and cash equivalents at end of period	$244,520	$209,003

Non-cash investing activities:
Unpaid capital expenditures	$1,061	$708

See accompanying notes to condensed consolidated financial statements.

EXTREME NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Description of Business and Basis of Presentation

Extreme Networks, Inc., together with its subsidiaries (collectively referred to as “Extreme” or the “Company”), is a leader in AI-powered cloud networking solutions for enterprise customers. The Company conducts its sales and marketing activities on a worldwide basis through distributors, resellers, and the Company’s field sales organization. Extreme was incorporated in California in 1996 and reincorporated in Delaware in 1999.

The unaudited condensed consolidated financial statements of Extreme included herein have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under such rules and regulations. The condensed consolidated balance sheet at June 30, 2026 was derived from audited financial statements as of that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements. These interim financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

The unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented and the financial condition of Extreme at September 30, 2026. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for fiscal 2027 or any future periods.

Fiscal Year

The Company uses a fiscal calendar year ending on June 30. All references herein to “fiscal 2027” or “2027” represent the fiscal year ending June 30, 2027. All references herein to “fiscal 2026” or “2026” represent the fiscal year ended June 30, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Extreme and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated.

The Company predominantly uses the U.S. Dollar as its functional currency. The functional currency for certain of its foreign subsidiaries is the local currency. For those subsidiaries that operate in a local functional currency environment, all assets and liabilities are translated to U.S. Dollars at current month-end rates of exchange and revenues and expenses are translated using the monthly average rate.

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

2.
Summary of Significant Accounting Policies

For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. There have been no material changes to the Company’s significant accounting policies since the filing of the Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets by allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 effective July 1, 2026 and the adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

As of September 30, 2026, the Company had $666.3 million of remaining performance obligations, which is primarily comprised of deferred SaaS subscription and deferred support revenues. The Company expects to recognize approximately 43% of its deferred revenue as revenue in the remainder of fiscal 2027, an additional 27% in fiscal 2028, and the remaining 30% of the balance thereafter.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue in the condensed consolidated balance sheets. Services provided under renewable SaaS subscription and support arrangements of the Company are billed in accordance with agreed-upon contractual terms, the majority of which are billed fully at the inception of the contract. The Company generally receives payments from its customers in advance of services being provided, resulting in deferred revenue. These liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Revenue recognized for the three months ended September 30, 2026 and 2025 that was included in the deferred revenue balance at the beginning of each period was $106.9 million and $104.7 million, respectively.

Contract Costs. The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Management expects that commission fees paid to sales representatives as a result of obtaining subscription and support contracts and contract renewals are recoverable, and therefore the Company’s condensed consolidated balance sheets included capitalized balances in the amount of $32.5 million and $32.1 million as of September 30, 2026 and June 30, 2026, respectively. Capitalized commissions are included within “Other assets” in the condensed consolidated balance sheets. Capitalized commission fees are amortized on a straight-line basis over the average period of service contracts of approximately four years and are included in “Sales and marketing” in the accompanying condensed consolidated statements of operations. Amortization recognized during the three months ended September 30, 2026 and 2025 was $3.8 million and $3.4 million, respectively.

Estimated Variable Consideration. There were no material changes in the current period to the estimated variable consideration for performance obligations which were satisfied or partially satisfied during previous periods.

Disaggregation of Revenues. The Company operates in three geographic regions: Americas, EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific). The following table presents the Company’s net revenues disaggregated by geographic region (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025
Americas:
United States	$169,957	$136,384
Other	14,297	12,875
Total Americas	184,254	149,259
EMEA	129,843	121,246
APAC	26,997	39,740
Total net revenues	$341,094	$310,245

Geographic Concentrations

For the three months ended September 30, 2026 the Company generated 18% of its net revenues from the Netherlands. No other foreign country accounted for 10% or more of the Company’s net revenues for the three months ended September 30, 2026 and 2025.

Customer Concentrations

The Company performs ongoing credit evaluations of its customers and generally does not require collateral in exchange for credit.

The following table presents customers accounting for 10% or more of the Company’s net revenues for the periods indicated below:

	Three Months Ended
	September 30, 2026	September 30, 2025
TD Synnex Corporation	17%	16%
Jenne, Inc.	15%	18%
Westcon Group, Inc.	15%	15%
Scansource, Inc.	13%	*
* Less than 10% of net revenue

The following table presents major customers accounting for 10% or more of the Company’s net accounts receivable balance:

	Three Months Ended
	September 30, 2026	June 30, 2026
Jenne, Inc.	26%	25%
Scansource, Inc.	16%	15%

4.
Balance Sheet Accounts

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The following table summarizes the Company’s cash and cash equivalents (in thousands):

	September 30, 2026	June 30, 2026
Cash	$239,275	$209,029
Cash equivalents	5,245	2,729
Total cash and cash equivalents	$244,520	$211,758

Inventories

The following table summarizes the Company’s inventory by category (in thousands):

	September 30, 2026	June 30, 2026
Finished goods	$47,464	$45,223
Raw materials	52,564	24,727
Total inventories	$100,028	$69,950

Property and Equipment, Net

The following table summarizes the Company’s property and equipment, net by category (in thousands):

	September 30, 2026	June 30, 2026
Computers and equipment	$78,490	$76,932
Software	73,309	68,302
Office equipment, furniture and fixtures	7,622	7,543
Leasehold improvements	53,371	53,708
Total property and equipment	212,792	206,485
Less: accumulated depreciation and amortization	(151,517)	(148,390)
Property and equipment, net	$61,275	$58,095

The Company recorded depreciation expense of $4.1 million and $3.7 million related to property and equipment during the three months ended September 30, 2026 and 2025, respectively.

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

The following table summarizes the activity related to the Company’s product warranty liability during the following periods (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$10,953	$9,684
New warranties issued	3,251	3,025
Warranty expenditures	(2,719)	(3,084)
Balance at end of period	$11,485	$9,625

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

The following table presents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$5,245	$—	$5,245
Foreign currency derivatives not designated as hedging instruments	—	108	—	108
Total assets measured at fair value	$—	$5,353	$—	$5,353
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$49	$—	$49
Foreign currency derivatives designated as hedging instruments	—	1,944	—	1,944
Total liabilities measured at fair value	$—	$1,993	$—	$1,993

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit	$—	$2,729	$—	$2,729
Foreign currency derivatives not designated as hedging instruments	—	78	—	78
Total assets measured at fair value	$—	$2,807	$—	$2,807
Liabilities
Foreign currency derivatives not designated as hedging instruments	$—	$87	$—	$87
Foreign currency derivatives designated as hedging instruments	—	1,787	—	1,787
Total liabilities measured at fair value	$—	$1,874	$—	$1,874

Level 1 Assets and Liabilities:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, and accrued liabilities. The Company states accounts receivable, accounts payable, and accrued liabilities at their carrying value, which approximates fair value due to the short time to the expected receipt or payment.

Level 2 Assets and Liabilities:

The Company’s level 2 assets consist of certificates of deposit and derivative instruments. Certificates of deposit do not have regular market pricing and are considered Level 2. The fair value of derivative instruments under the Company’s foreign exchange forward contracts and zero-cost collar contracts is estimated based on valuations provided by alternative pricing sources supported by observable inputs, which is considered Level 2.

As of September 30, 2026 and June 30, 2026, the Company had investments in certificates of deposit of $5.2 million and $2.7 million, respectively, with original maturities of three months or less at the date of purchase, which are recorded as cash equivalents in the condensed consolidated balance sheets. The Company considers these cash equivalents to be available-for-sale and, as of September 30, 2026 and June 30, 2026, their fair value approximated their amortized cost.

As of September 30, 2026 and June 30, 2026, the Company had foreign exchange forward contracts that were not designated as hedging instruments with a total notional principal amount of $83.4 million and $68.0 million, respectively. Changes in the fair value of these foreign exchange forward contracts not designated as hedging instruments are included in “Other expense, net” in the condensed consolidated statements of operations. For the three months ended September 30, 2026 and 2025, the net gains and losses recorded in the condensed consolidated statements of operations were net losses of $0.4 million and $1.4 million, respectively. See Note 12, Derivatives and Hedging, for additional information.

As of September 30, 2026, and June 30, 2026, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $91.9 million and $82.5 million, respectively. The changes in fair value of these zero-cost collar contracts designated as hedging instruments are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of the zero-cost collar contracts are reclassified into the condensed consolidated statements of operations in the period that the hedged item impacts earnings. As of September 30, 2026 and June 30, 2026, these contracts had unrealized losses of $1.9 million and $1.8 million, respectively, which are recorded as a component of “Accumulated other comprehensive loss”. See Note 12, Derivatives and Hedging, for additional information.

The fair value of borrowings under the 2026 Credit Agreement and 2023 Amended Credit Agreement (each as defined in Note 7) is estimated based on valuations provided by alternative pricing sources supported by observable inputs which is considered Level 2. Since the interest rate is variable in these credit agreements, the fair value approximates the face amount of the Company’s indebtedness of $200.0 million and $165.0 million as of September 30, 2026 and June 30, 2026, respectively.

Level 3 Assets and Liabilities:

Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a non-recurring basis if impairment is indicated.

As of September 30, 2026 and June 30, 2026, the Company did not have any assets or liabilities that were considered Level 3.

There were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 during the three months ended September 30, 2026 and 2025. There were no impairments recorded for the three months ended September 30, 2026 and 2025.

6.
Intangible Assets and Goodwill

Intangible Assets

The following tables summarize the components of gross and net intangible asset balances (in thousands, except years):

	Weighted Average Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
September 30, 2026
Developed technology	1.9 years	$170,242	$167,689	$2,553
Customer relationships	0.0 years	64,794	64,794	—
Trade names	0.0 years	10,700	10,700	—
License agreements	0.3 years	1,282	1,264	18
Total intangible assets, net*		$247,018	$244,447	$2,571
* The carrying amount of foreign intangible assets is affected by foreign currency translation.

	Weighted Average
	Remaining Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
June 30, 2026
Developed technology	2.2 years	$170,232	$167,337	$2,895
Customer relationships	0.1 years	64,793	64,658	135
Trade names	0.0 years	10,700	10,700	—
License agreements	0.5 years	1,282	1,246	36
Total intangible assets, net*		$247,007	$243,941	$3,066
* The carrying amount of foreign intangible assets is affected by foreign currency translation.

The following table summarizes the amortization expense of intangible assets for the periods presented (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025
Amortization of intangible assets in “Total cost of revenues”	$348	$611
Amortization of intangible assets in “Total operating expenses”	136	500
Total amortization expense	$484	$1,111

The amortization expense that is recognized in “Total cost of revenues” primarily consists of amortization related to developed technology and license agreements.

The estimated future amortization expense to be recorded for each of the respective future fiscal years is as follows (in thousands):

Amount
For the fiscal year ending June 30:
2027	$995
2028	1,304
2029	272
Total	$2,571

Goodwill

The Company had goodwill in the amount of $397.4 million and $397.8 million as of September 30, 2026 and June 30, 2026, respectively. The change in goodwill during the three months ended September 30, 2026 is primarily due to foreign currency translation adjustments which are recorded as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

7.
Debt

The Company’s debt is comprised of the following (in thousands):

	September 30, 2026	June 30, 2026
Current portion of long-term debt:
Term loan	$—	$20,000
Less: unamortized debt issuance costs	—	(659)
Current portion of long-term debt	$—	$19,341

Long-term debt, less current portion:
Revolving facility	$200,000	$—
Term loan	—	145,000
Less: unamortized debt issuance costs	—	(618)
Total long-term debt, less current portion	200,000	144,382
Total debt	$200,000	$163,723

On June 22, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “2023 Credit Agreement”), with Bank of Montreal, as administrative agent and collateral agent, and a syndicate of lenders, which amended and restated the Amended and Restated Credit Agreement, dated August 9, 2019. The 2023 Credit Agreement provided for a $200.0 million first lien term loan facility and a $150.0 million five-year revolving credit facility and an uncommitted additional incremental loan facility in the principal amount of up to $100.0 million. On August 14, 2024, the Company entered into an Amendment Number One to the 2023 Credit Agreement (the “2023 Amended Credit Agreement”) to modify certain definitions. Borrowings under the 2023 Amended Credit Agreement bore interest, and at the Company’s election, may be made at a base rate or at a Secured Overnight Financing Rate (“SOFR”), plus an applicable margin ranging from 1.00% to 1.75% per annum for base rate loans, and ranging from 2.00% to 2.75% on SOFR loans, in each case based on the Company’s consolidated leverage ratio. All SOFR loans were subject to a floor of 0.00% per annum and spread adjustment of 0.10% per annum.

On July 29, 2026, the Company entered into a Credit Agreement (the “2026 Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2026 Credit Agreement provided the Company with more favorable interest rates and covenant terms and further extended the maturity date of the Company's debt obligation. The 2026 Credit Agreement provides for a five-year revolving loan facility in an aggregate principal amount of $500.0 million (the “2026 Revolving Facility”). The 2026 Revolving Facility includes an uncommitted accordion feature, pursuant to which the Company may request incremental revolving loan commitments and/or incremental term loans in an aggregate amount not to exceed the sum of (A) the greater of (i) $175.0 million and (ii) 100.0% of Consolidated EBITDA, plus (B) an amount equal to any voluntary prepayments (in the case of voluntary prepayments of revolving indebtedness, accompanied by a permanent reduction to the related revolving commitments) of indebtedness under the 2026 Revolving Facility and other first lien indebtedness, plus (C) an unlimited amount subject to pro forma compliance with the Company’s consolidated total net leverage ratio and consolidated interest charge coverage ratio financial covenants.

Borrowings under the 2026 Credit Agreement bear interest, and at the Company's election, may be made at either the alternate base rate or Adjusted Term SOFR, plus an applicable margin that is calculated based on the Company's Consolidated Total Net Leverage Ratio from time to time and ranges from 1.25% to 2.00% in the case of loans accruing interest based on the Adjusted Term SOFR Rate and from 0.25% to 1.00% in the case of loans accruing interest based on the Alternate Base Rate (it being understood that the Adjusted Term SOFR Rate as defined can be no lower than 0.00% and the Alternate Base Rate as defined can be no lower than 1.00%). In addition, Extreme has agreed to pay to the lenders under the 2026 Credit Agreement certain customary fees, including a commitment fee on the average daily unused portion of the revolving commitments under the 2026 Revolving Facility, which ranges from 0.20% to 0.25% based on Extreme’s consolidated total net leverage ratio from time to time. The commitments under the 2026 Credit Agreement will terminate, and all outstanding amounts thereunder will be due and payable, on the earliest of (i) July 29, 2031, (ii) the date of termination of the commitments by Extreme, and (iii) in connection with an exercise of remedies after the occurrence of an event of default.

The 2026 Credit Agreement requires the Company to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2026 Credit Agreement also includes covenants and restrictions that limit, among other things, the Company’s ability to incur additional indebtedness, create liens upon any of its property, merge, consolidate or sell all or substantially all of its assets. The 2026 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.

On the closing date of the 2026 Credit Agreement, the Company terminated the 2023 Amended Credit Agreement and repaid all outstanding indebtedness under the 2023 Amended Credit Agreement, together with all accrued and unpaid interest and fees. At closing, the Company borrowed $200.0 million of revolving loans under the 2026 Credit Agreement and used the proceeds to repay the outstanding indebtedness under the 2023 Amended Credit Agreement and to pay for fees and expenses related to the 2026 Credit

Agreement. As of September 30, 2026, the Company had $200.0 million of revolving loans outstanding under the 2026 Credit Agreement which were recorded as “Long-term debt, less current portion” in the condensed consolidated balance sheets.

Financing costs incurred in connection with obtaining long-term financing are deferred and amortized over the term of the related indebtedness or credit agreement. During the period ended September 30, 2026, the Company wrote off $2.1 million of unamortized debt issuance costs related to the 2023 Amended Credit Agreement which are included in “Interest expense” in the accompanying condensed consolidated statements of operations. In addition, the Company incurred debt issuance costs of $3.7 million related to the 2026 Credit Agreement. These costs are capitalized and recorded as “Other assets” on the condensed consolidated balance sheets and will be amortized to interest expense over the contractual term of the 2026 Revolving Facility. Amortization of deferred financing costs included in “Interest expense” in the accompanying condensed consolidated statements of operations was $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and 2025, the interest rate on the outstanding borrowings was 5.08% and 6.54%, respectively.

As of September 30, 2026, the Company had $14.4 million of outstanding letters of credit which reduces the total borrowing base available under the 2026 Credit Agreement. As of September 30, 2026, the Company had $285.6 million of availability for borrowing under the 2026 Credit Agreement and the Company was in compliance with the terms and financial covenants under the 2026 Credit Agreement.

8.
Commitments and Contingencies

Purchase Commitments

The Company currently has arrangements with contract manufacturers and suppliers for the manufacture of its products. Those arrangements allow the contract manufacturers to procure long lead-time component inventory based upon a rolling production forecast provided by the Company. The Company is obligated to purchase long lead-time component inventory that its contract manufacturer procures in accordance with the forecast, unless the Company gives notice of order cancellation outside of applicable component lead times. As of September 30, 2026, the Company had non-cancelable commitments to purchase $117.1 million of inventory, which will be honored within the next twelve months. The Company expects to utilize its non-cancelable purchase commitments in the ordinary course of business.

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

Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al. and related Derivative Litigation

On August 13, 2024, a putative securities class action (the “Class Action”) was filed in the United States District Court for the Northern District of California captioned Steamfitters Local 449 Pension & Retirement Security Funds v. Extreme Networks, Inc., et al., Case No. 5:24-cv-05102-TLT, naming the Company and certain of its current and former executive officers as defendants. The lawsuit is purportedly brought on behalf of purchasers of Extreme Networks securities between July 27, 2022 and January 30, 2024 (the “Class Period”). The complaint alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business and prospects during the Class Period. The lawsuit seeks unspecified damages. On December 30, 2024, the Court selected Oklahoma Firefighters Pension and Retirement System, Oklahoma Police Pension and Retirement System, Oakland County Voluntary Employees’ Beneficiary Association and Oakland County Employees’ Retirement System as the lead plaintiffs. The Company's Motion to Dismiss was granted on August 15, 2025, but the plaintiffs were granted leave to file an amended complaint by September 9, 2025. The Company filed a motion to dismiss the second amended complaint on October 3, 2025. Following a hearing on March 3, 2026, the Court denied the Company’s motion to dismiss. On July 16, 2026, the Court granted plaintiffs’ motion to certify the class. On July 30, 2026, the defendants filed a Rule 23(f) petition for permission to appeal the Court’s order certifying the class, captioned Okla. Firefighters Pension & Ret. Sys., et al. v. Extreme Networks, Inc., No. 26-4910 (9th Cir. July 30, 2026). On October 1, 2026, the parties filed a notice that they had reached a settlement in principle to resolve the Class Action. Also on October 1, 2026, the parties filed a motion to stay proceedings with the Ninth Circuit Court of Appeals, which was granted on October 8, 2026. On October 16, 2026, plaintiffs filed a motion for preliminary approval of settlement in the Class Action with a hearing date of December 1, 2026. As of September 30, 2026, the Company recorded a loss contingency of $51.0 million relating to a potential settlement of the securities class action in “Other accrued liabilities” in the accompanying condensed consolidated balance sheet, as well as recorded a receivable for the estimated probable amounts expected to be recovered from the insurance carriers of $50.0 million which has been recorded in “Prepaid expenses and other current assets” in the accompanying condensed consolidated balance sheet.

On February 27, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Turner v. Brown et al., Case No. 3:25-cv-02101. On March 6, 2025, a shareholder derivative case was filed in the United States District Court for the Northern District of California captioned Hemani v. Meyercord et al., Case No. 3:25-cv-02318-AGT. On March 25, 2025, a shareholder derivative case was filed in the United States District Court for the Eastern District of North Carolina captioned Miller v. Meyercord et al., Case No. 5:25-cv-00161. Each of these shareholder derivative cases names current and former officers, directors, and employees of the Company as defendants, and seeks recovery on behalf of the Company based on substantially the same allegations as the Class Action. Plaintiffs filed an amended complaint in the two California shareholder derivative cases on December 1, 2025. The Company filed a motion to dismiss the amended complaint on December 19, 2025, and a hearing on the motion to dismiss took place on March 31, 2026. Plaintiffs filed a second amended complaint on April 28, 2026. The Company filed a motion to dismiss the second amended complaint on June 2, 2026. A hearing on defendants’ motion to dismiss the second amended complaint is scheduled for November 17, 2026. The North Carolina case remains stayed pending a final decision on the motion to dismiss in the California cases.

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

9.
Stockholders’ Equity

Equity Incentive Plan

The Compensation Committee of the Board unanimously approved an amendment to the Extreme Networks, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) on September 14, 2026 to increase the maximum number of available shares by 1.0 million shares, which is subject to approval by the stockholders of the Company at the annual meeting of stockholders, which will be held on November 4, 2026.

Common Stock Repurchases

On February 18, 2025, the Company announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company’s common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan.

During the three months ended September 30, 2026, the Company repurchased a total of 844,131 shares of its common stock on the open market at a total cost of $25.0 million with an average price of $29.62 per share. As of September 30, 2026, approximately $88.0 million remains available for share repurchases under the 2025 Repurchase Program.

As a provision of the Inflation Reduction Act enacted in the U.S., the Company is subject to an excise tax on corporate stock repurchases, which is assessed as one percent of the fair market value of net corporate stock repurchases after December 31, 2022. The excise tax's effect on net corporate stock repurchases was not material for the fiscal year 2026, and the Company expects the impact will not be material for fiscal year 2027 as well.

10.
Employee Benefit Plans

Shares Reserved for Issuance

The Company had the following reserved shares of common stock for future issuance as of the dates noted (in thousands):

	September 30, 2026	June 30, 2026
2013 Equity Incentive Plan shares available for grant	9,810	13,970
Employee stock options and awards outstanding	8,131	6,970
2014 Employee Stock Purchase Plan	4,128	4,643
Total shares reserved for issuance	22,069	25,583

Share-based Compensation Expense

Share-based compensation expense recognized in the condensed consolidated financial statements by line-item caption is as follows (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025
Cost of product revenues	$675	$752
Cost of subscription and support revenues	550	727
Research and development	3,678	4,447
Sales and marketing	7,842	7,513
General and administrative	8,713	8,341
Total share-based compensation expense	$21,458	$21,780

Stock Options

The Company has not granted stock options in recent fiscal years. As of June 30, 2026 there were 0.08 million options outstanding with a weighted-average exercise price per share of $6.70, a weighted-average remaining contractual term of 0.16 years, and an aggregate intrinsic value of $1.9 million. There were no stock options outstanding as of September 30, 2026.

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

The following table summarizes stock award activity for the three months ended September 30, 2026 (in thousands, except grant date fair value):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Non-vested stock awards outstanding at June 30, 2026	6,895	$20.52	$141,504
Granted	3,757	24.15
Released	(2,011)	18.39
Canceled	(510)	32.24
Non-vested stock awards outstanding at September 30, 2026	8,131	$22.00
Stock awards expected to vest at September 30, 2026	8,131	$22.00	$178,879

The RSUs granted under the 2013 Plan vest over a period of time, generally one to three years, and are subject to participant's continued service to the Company.

During the three months ended September 30, 2026 and 2025, the Company withheld an aggregate of 0.8 million shares and 1.0 million shares, respectively, upon the vesting of awards, to fund the employees’ minimum statutory tax obligations. During the three months ended September 30, 2026 and 2025, the Company remitted cash of $19.0 million and $18.9 million, respectively, to the appropriate taxing authorities on behalf of the employees.

During the three months ended September 30, 2026, the Company granted approximately 0.9 million stock awards with vesting based on market conditions (“MSU”) to certain employees. The MSUs vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index (“Index”). The MSU award represents the right to receive a target number of shares of common stock of up to 150% of the original grant. The MSUs vest based on the Company’s TSR relative to the TSR of the Index over performance periods of three years from the grant date, subject to the grantees’ continued service through the certification of performance.

The grant date fair value of each MSU was determined using the Monte Carlo simulation model. The weighted-average grant-date fair value of the TSR MSUs granted during the three months ended September 30, 2026 and 2025 was $23.28 per share and $22.23 per share, respectively. The following assumptions used to determine the grant-date fair values of the MSU during the following periods were:

	Equity Incentive Plan (TSR MSU)
	Three Months Ended
	September 30, 2026	September 30, 2025
Expected term	3.0 years	3.0 years
Risk-free interest rate	4.20%	3.70%
Volatility	48%	45%
Dividend yield	—%	—%

As of September 30, 2026, there was $151.5 million in unrecognized compensation cost related to non-vested stock awards, including performance and market condition awards. This cost is expected to be recognized over a weighted average period of 2.02 years.

Employee Stock Purchase Plan

There were approximately 0.5 million shares issued under the Employee Stock Purchase Plan (“ESPP”) during each of the three-month periods ended September 30, 2026 and 2025. The following assumptions were used to determine the grant-date fair values of the ESPP shares during the following periods:

	Employee Stock Purchase Plan
	Three Months Ended
	September 30, 2026	September 30, 2025
Expected term	0.5 years	0.5 years
Risk-free interest rate	3.95%	4.12%
Volatility	66%	50%
Dividend yield	—%	—%

The weighted-average grant-date fair value of shares under the ESPP during the three months ended September 30, 2026 and 2025 was $8.26 and $5.83 per share, respectively.

11.
Information about Segments and Geographic Areas

The Company operates as a single reportable segment, focused on the development, marketing, and sale of network infrastructure equipment and related software and subscriptions. The Company conducts business globally.

Measure of segment profit or loss:

The Company’s chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information presented on a consolidated basis and uses consolidated net income (loss), as reflected in the condensed consolidated statements of operations, to assess performance and decide how to allocate resources within the business. Consolidated net income (loss) is also used in the Company’s annual budgeting and forecasting processes to establish goals and compare actual results against both budgeted targets and historical performance.

Significant segment expenses that are regularly provided to and reviewed by the CODM are those presented in the condensed consolidated statements of operations: cost of revenues, research and development, sales and marketing, and general and administrative expenses. Other segment items included in consolidated net income are restructuring and related charges, amortization of intangible assets, interest income, interest expense, other income (expense), net, and the provision for income taxes, which are also presented in the condensed consolidated statements of operations.

Measure of segment assets:

The measure of segment assets that is reviewed by the CODM is reported within the condensed consolidated balance sheets as “Total assets.” Depreciation expense recorded for the three months ended September 30, 2026 and 2025 was $4.1 million and $3.7 million, respectively.

Total expenditures for additions to property, plant and equipment recorded for the three months ended September 30, 2026 and 2025 were $6.8 million and $6.9 million, respectively.

The Company’s long-lived assets are attributed to the geographic regions as follows (in thousands):

	September 30, 2026	June 30, 2026
Long-lived assets:
Americas:
United States	$186,711	$180,109
Other	4,152	5,325
Total Americas	190,863	185,434
EMEA	31,002	32,609
APAC	4,183	4,657
Total long-lived assets	$226,048	$222,700

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

Foreign Exchange Forward Contracts

For foreign exchange forward contracts not designated as hedging instruments, the fair value of the Company’s derivatives in a gain position are recorded in “Prepaid expenses and other current assets” and derivatives in a loss position are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. Changes in the fair value of derivatives are recorded in “Other expense, net” in the accompanying condensed consolidated statements of operations. As of September 30, 2026 and June 30, 2026, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $83.4 million and $68.0 million, respectively. For the three months ended September 30, 2026 and 2025, the net gains and losses recorded in the condensed consolidated statements of operations from these contracts were net losses of $0.4 million and $1.4 million, respectively. Changes in the fair value of these foreign exchange forward contracts are offset largely by remeasurement of the underlying assets and liabilities.

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

As of September 30, 2026 and June 30, 2026, the Company had zero-cost collar contracts that were designated as hedging instruments with a total notional principal amount of $91.9 million and $82.5 million, respectively, which had maturities of less than twelve months. As of September 30, 2026, these contracts had unrealized losses of $1.9 million, which are recorded as a component of “Accumulated other comprehensive loss”. For the three months ended September 30, 2026, these contracts had realized net losses of $0.3 million which were reclassified to earnings to offset the impact of the hedged items in the condensed consolidated statements of operations. There were no outstanding zero-cost collar contracts that were designated as hedging instruments as of September 30, 2025.

Foreign Currency Transactions

For the three months ended September 30, 2026 and 2025, the Company recognized foreign currency transaction net gains of less than $0.1 million and $0.9 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

13.
Restructuring and Related Charges

The Company recorded restructuring charges of $7.4 million and $0.4 million during the three months ended September 30, 2026 and 2025, respectively. These charges primarily included severance and benefits costs and professional fees related to the restructuring plans executed during the current quarter and prior years.

During the three months ended September 30, 2026, the Company executed a global reduction-in-force and real-estate consolidation plan, primarily within the sales, services delivery and product functions to transform its workforce and align its resources with AI-driven workflows and create greater productivity and efficiency and improve execution to align with the Company's business and strategic priorities (the “Q1 2027 Plan”). During the three months ended September 30, 2026, the Company recorded restructuring charges of $7.4 million related to the Q1 2027 Plan. These charges primarily consisted of severance and benefits costs and legal expenses.

Through September 30, 2026, the Company incurred $7.4 million in restructuring charges under the Q1 2027 Plan and expects to complete this plan by the end of the fiscal year 2027.

Restructuring liabilities are recorded in “Other accrued liabilities” in the accompanying condensed consolidated balance sheets. As of September 30, 2026, the restructuring liability was $3.5 million which related to the Q1 2027 Plan and as of June 30, 2026, the restructuring liability was $1.1 million which related to the one-time early termination fee for a leased facility which was paid out during the three months ended September 30, 2026.

The following table summarizes the Company’s severance and employee related restructuring liabilities during the following periods (in thousands):

	Severance and Employee Related Liabilities
	Three Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$—	$693
Period charges, net of reversals	7,369	370
Period payments and adjustments(1)	(3,845)	(445)
Balance at end of period	$3,524	$618
(1)Primarily comprised of cash payments, foreign currency translation and other non-cash adjustments.

14.
Income Taxes

For the three months ended September 30, 2026 and 2025, the Company recorded an income tax provision of $2.5 million and $2.7 million, respectively.

The income tax provisions for the three months ended September 30, 2026 and 2025, consisted of (1) taxes on the income of the Company’s foreign subsidiaries, (2) state taxes in jurisdictions where the Company has no remaining state net operating losses (“NOLs”), (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the wireless local area network business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya and the Data Center Business from Brocade. The interim income tax provisions for the three months ended September 30, 2026 and 2025 were calculated using the discrete effective tax rate method as allowed by ASC 740-270-30-18, Income Taxes – Interim Reporting. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings on a jurisdictional basis and (ii) the Company’s ongoing assessment that the recoverability of certain U.S. deferred tax assets is not more likely than not.

The Company has provided a full valuation allowance against all of its U.S. federal and state deferred tax assets. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence to determine whether it is “more likely than not” that deferred tax assets are recoverable including past operating results, estimates of future taxable income, changes to enacted tax laws, and the feasibility of tax planning strategies; such assessment is required on a jurisdiction-by-jurisdiction basis. The Company’s inconsistent earnings in recent periods, including historical losses, tax attributes expiring unutilized in recent years, and the cyclical nature of the Company’s business provide sufficient negative evidence that requires a full valuation allowance against its U.S. federal and state net deferred tax assets. These valuation allowances will be evaluated periodically and can be reversed partially or in whole if business results and the economic environment have sufficiently improved to support realization of some or all of the Company’s deferred tax assets. In the event the Company changes its determination as to the amount of deferred tax assets that can be realized, it will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

The Company had $18.0 million of unrecognized tax benefits as of September 30, 2026. If fully recognized in the future, $0.2 million would impact the effective tax rate and $17.8 million would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance with no impact to the effective tax rate. The Company does not anticipate any events to occur during the next twelve months that would materially reduce the unrecognized tax benefits as currently stated in the Company’s condensed consolidated balance sheets.

The Company’s policy is to accrue interest and penalties related to the underpayment of income taxes as a component of tax expense in the accompanying condensed consolidated statements of operations.

In general, the Company’s U.S. federal income tax returns for fiscal years 2024 and forward remain subject to examination by tax authorities. During the first quarter of fiscal 2027, the IRS completed a no-change IRS examination of the Company’s federal income tax return for the fiscal year ended June 30, 2023. The Company’s state income tax returns are subject to examination for fiscal years 2005 and forward due to NOLs. In general, the Company’s Irish tax returns are subject to examination by tax authorities for fiscal years 2023 and forward.

On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes numerous changes to existing tax law including provisions providing current deductibility of domestic research and development costs, modifications to the limitation on deductibility of business interest expense and modifications to the international tax framework. This legislation has multiple effective dates, with certain provisions effective for the Company's fiscal year ended June 30, 2026 and others for the Company’s fiscal year ended June 30, 2027. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The effects of the new legislation are reflected in the condensed consolidated financial statements for the period ended September 30, 2026.

15.
Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by dividing net income by the weighted-average number of shares of common stock used in the basic net income per share calculation plus the dilutive effect of any shares subject to repurchase, options and unvested RSUs.

The following table presents the calculation of net income per share of basic and diluted (in thousands, except per share data):

	Three Months Ended
	September 30, 2026	September 30, 2025
Net income	$15,979	$5,611
Weighted-average shares used in per share calculation – basic	131,525	132,973
Options to purchase common stock	6	289
Restricted stock units	3,024	1,736
Employee Stock Purchase Plan shares	128	73
Weighted-average shares used in per share calculation – diluted	134,683	135,071

Net income per share – basic and diluted
Net income per share – basic	$0.12	$0.04
Net income per share – diluted	$0.12	$0.04

The following securities were excluded from the computation of net income per diluted share of common stock for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025
Restricted stock units	168	651
Employee Stock Purchase Plan shares	275	289
Total shares excluded	443	940

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q for the first quarter ended September 30, 2026 (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including in particular, our expectations regarding market demands, customer requirements and the general economic environment, future results of operations, and other statements that include words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions. These forward-looking statements involve risks and uncertainties. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in the section entitled “Risk Factors” in this Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and other filings we have made with the Securities and Exchange Commission. These risk factors include, but are not limited to: adverse general economic conditions; fluctuations in demand for our products and services; a highly competitive business environment for network switching equipment; our effectiveness in controlling expenses; the possibility that we might experience delays in the development or introduction of new technology and products; customer response to our new technology and products; fluctuations in the global economy, including as a result of political, social, economic, and regulatory factors, currency fluctuations, and tariff and trade policies; geopolitical tensions and conflicts; risks related to pending or future litigation and dependency on third parties for certain components and for the manufacturing of our products.

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

Extreme Networks, Inc. (“Extreme,” “Company,” “we,” “us” and “our”) is a leader in AI-powered cloud-based networking, focused on delivering simple and secure solutions that help businesses address challenges and enable connections among devices, applications, and users. We push the boundaries of technology, leveraging the powers of artificial intelligence (“AI”), analytics, and automation in our industry-leading products and services. Tens of thousands of customers globally trust Extreme to drive value, foster innovation, and overcome extreme challenges. Extreme also designs, develops, and manufactures wired, wireless, and software-defined wide area network (“SD-WAN”) infrastructure equipment. Our Extreme Platform ONETM solution, made generally available in July 2025, is a technology platform that is designed to reduce the complexity for enterprises by integrating networking, security and AI solutions into a single platform. In May 2026, we introduced Extreme Agent ONE™, a unified AI experience within Extreme Platform ONE that is expected to operate across Coworker and Operator modes. The Coworker mode, which became generally available in the third quarter of calendar 2026, provides proactive, context-aware assistance, and the Operator mode which is expected to be introduced in early calendar 2027, is expected to support autonomous execution of certain operator-defined tasks, in each case subject to customer-defined rules, schedules, and governance.

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

Extreme Platform ONE unifies network management, security, analytics, and AI agents into a single platform. Leveraging generative, multimodal, and agentic AI, it automates network design, deployment, operations, and troubleshooting, helping IT teams improve productivity, accelerate issue resolution, and reduce operational costs. In May 2026, we introduced Extreme Agent ONE, a unified AI experience designed to operate across Coworker and Operator modes, with the Coworker mode made generally available in the third quarter of calendar 2026 and the Operator mode expected to be introduced in early calendar 2027.

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

We estimate the total addressable market (“TAM”) for our networking solutions, consisting of cloud-managed networking, wireless local area networks (“WLAN”), campus Ethernet switching, data center switching, SD-WAN solutions, and elements of the Secure Access Service Edge (“SASE”), exceeded $46 billion in calendar year 2025. Based on data from 650 Group, demand is projected to grow at a five-year compound annual growth rate (“CAGR”) of approximately 11%, reaching $77 billion by 2030. Within this market, cloud-managed networking solutions are expected to grow at a CAGR of approximately 13%, reaching $19 billion by 2030. And with Extreme Platform ONE, we are addressing AI Networking for the Campus, where spending is forecasted to grow at a 60% CAGR over the next five years.

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
o
ExtremeCloud IQ: Our ExtremeCloud IQ offering conforms to ISO/IEC 27001, ISO/IEC 27017 and ISO/IEC 27701 standards for data privacy and protection as set forth by the International Organization for Standardization (“ISO”), and is CSA STAR certified.
o
Consumption Model and Commercial Flexibility: We offer a range of financing and purchasing options for network related infrastructure. Our value-based subscription tiers provide customers with flexibility to grow, as well as offer poolable and portable licenses that can be transferred between products (e.g., access points and switches) at one fixed price.
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
•
Offer universal platforms for enterprise class switching and wireless infrastructure. We offer universal platforms which support multiple deployment use cases, providing flexibility and investment protection.
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
•
End-to-End Portfolio. Our cloud-based solutions provide visibility, control and strategic intelligence from the edge to the data center, across networks and applications. Our solutions include wired switching, wireless access points, WLAN controllers, routers, SD-WAN, and an extensive portfolio of software applications that deliver AI-enhanced access control, network and application analytics, as well as network management. All can be managed, assessed, and controlled from a single pane of glass on premises or from the cloud.
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
•
Expand Wi-Fi technology leadership. Wireless is today’s network access method of choice and every business must deal with scale, density and BYOD challenges. The network edge landscape is changing as the explosion of mobile, IoT devices and now AI agents increase the demand for high-performance, transparent, and always-on wired to wireless edge services. The unified access layer requires distributed intelligent components to ensure that access control and resiliency of business services are available across the entire infrastructure and manageable from a single console. We are at a technology inflection point with the migration of Wi-Fi 6 and 6E solutions to Wi-Fi 7, focused on providing more efficient access to the broad array of connected devices. For stadiums and large venues, our Extreme Multi-Beam Wireless™ solution uses an overhead antenna system with Wi-Fi 7 access points to deliver targeted, high-capacity coverage across large seating areas. We believe we have the industry’s broadest 6 GHz indoor and outdoor wireless portfolio.
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

As of September 30, 2026, our SaaS ARR was $264.7 million, which was 22.4% higher than SaaS ARR of $216.2 million as of September 30, 2025. The increase in SaaS ARR was primarily due to continued growth in our subscription business as a result of increased adoption of our cloud network management solutions, including Extreme Platform ONE. Support revenues from maintenance contracts included in Subscription and support revenues but excluded from SaaS ARR were $55.9 million and $59.5 million, representing 45.5% and 51.2% of total Subscription and support revenues, respectively, for the three months ended September 30, 2026 and 2025.

Results of Operations

During the three months ended September 30, 2026, we achieved the following results:

•
Net revenues of $341.1 million compared to $310.2 million in the corresponding period in fiscal 2026.
•
Product revenues of $218.3 million compared to $194.0 million in the corresponding period in fiscal 2026.
•
Subscription and support revenues of $122.8 million compared to $116.2 million in the corresponding period in fiscal 2026.
•
Total gross margin of 62.1% of net revenues compared to 60.6% of net revenues in the corresponding period in fiscal 2026.
•
Operating income of $23.1 million compared to $11.3 million in the corresponding period in fiscal 2026.
•
Net income of $16.0 million compared to $5.6 million in the corresponding period in fiscal 2026.

During the three months ended September 30, 2026, we reported the following results:

•
Cash flows provided by operating activities of $45.4 million compared to cash flows used in operating activities of $14.0 million in the corresponding period in fiscal 2026.
•
Cash and cash equivalents of $244.5 million as of September 30, 2026 compared to $211.8 million as of June 30, 2026.

Net Revenues

The following table presents net product and subscription and support revenues for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Net revenues:
Product	$218,273	$194,041	$24,232	12.5%
Percentage of net revenues	64.0%	62.5%
Subscription and support	122,821	116,204	6,617	5.7%
Percentage of net revenues	36.0%	37.5%
Total net revenues	$341,094	$310,245	$30,849	9.9%

We generate product revenues primarily from sales of our networking equipment. We derive subscription and support revenues primarily from sales of our subscription and support offerings, which include SaaS subscription offerings, maintenance contracts, professional services and training for our products.

Product revenues increased $24.2 million or 12.5% for the three months ended September 30, 2026 as compared to the corresponding period in fiscal 2026. The increase in product revenues was driven by improved average selling price as a result of price increases implemented during fiscal 2026 and favorable product mix caused by increased global demand for our products. We have also seen increased adoption of Wi-Fi 7 and our latest-generation universal switches, reflecting product cycle momentum.

Subscription and support revenues increased $6.6 million or 5.7% for the three months ended September 30, 2026 as compared to the corresponding period in fiscal 2026. The increase in subscription and support revenues was driven by increased adoption of our cloud network management solutions, including Extreme Platform ONE.

The following table presents the product and subscription and support gross profit, and the respective gross profit percentages for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Gross profit:
Product	$125,809	$107,913	$17,896	16.6%
Percentage of product revenues	57.6%	55.6%
Subscription and support	86,127	80,116	6,011	7.5%
Percentage of subscription and support revenues	70.1%	68.9%
Total gross profit	$211,936	$188,029	$23,907	12.7%
Percentage of net revenues	62.1%	60.6%

Product gross profit increased $17.9 million or 16.6% for the three months ended September 30, 2026 as compared to the corresponding period in fiscal 2026. The increase in product gross profit was due to the increase in product revenues.

Subscription and support gross profit increased $6.0 million or 7.5% for the three months ended September 30, 2026 as compared to the corresponding period in fiscal 2026. The increase in subscription and support gross profit was due to higher subscription revenues driven by increased adoption of Extreme Platform ONE subscriptions.

Operating Expenses

The following table presents operating expenses for the periods presented (in thousands, except percentages):

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Change	% Change
Research and development	$57,820	$57,753	$67	0.1%
Sales and marketing	92,026	88,923	3,103	3.5%
General and administrative	31,501	29,187	2,314	7.9%
Restructuring and related charges	7,366	371	6,995	1,885.4%
Amortization of intangible assets	136	500	(364)	(72.8)%
Total operating expenses	$188,849	$176,734	$12,115	6.9%

Research and Development Expenses

Research and development expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), consultant fees and prototype expenses related to the design, development, and testing of our products.

Research and development expenses increased by less than $0.1 million or 0.1% for the three months ended September 30, 2026 as compared to the corresponding period in fiscal 2026. The increase in research and development expenses was due to a $3.3 million increase in technology-related costs, mainly, amortization of software and software maintenance costs, partially offset by a $2.6 million decrease in personnel costs due to lower headcount and a $0.6 million decrease in other expenses primarily related to engineering project costs.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), as well as trade shows and promotional expenses.

Sales and marketing expenses increased by $3.1 million or 3.5% for the three months ended September 30, 2026 as compared to the corresponding period in fiscal 2026. The increase in sales and marketing expenses was due to a $1.5 million increase in information technology and facilities costs, a $0.4 million increase in personnel costs due to higher compensation and benefits costs, a $0.6 million increase in sales and marketing costs and travel, and a $0.6 million increase in other expenses primarily professional fees.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (which consist of compensation, benefits and share-based compensation), legal and professional service costs, and facilities and information technology costs.

General and administrative expenses increased by $2.3 million or 7.9% for the three months ended September 30, 2026 as compared to the corresponding period in fiscal 2026. The increase in general and administrative expenses was due to a $2.9 million increase in personnel costs due to higher compensation and benefits costs and a $3.7 million increase in one-time non-recurring costs, partially offset by a $2.5 million decrease in system transition costs and a $1.8 million decrease in other costs primarily professional fees and information technology costs.

Restructuring and Related Charges

For the three months ended September 30, 2026, we recorded restructuring charges of $7.4 million, which primarily consisted of severance and benefit costs related to the Q1 2027 Plan, as described in Note 13, Restructuring and Related Charges, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report.

For the three months ended September 30, 2025, we recorded restructuring charges of $0.4 million which primarily consisted of additions to severance and benefits costs and professional services fees for restructuring plans executed in prior periods.

Amortization of Intangible Assets

During the three months ended September 30, 2026 and 2025, we recorded $0.1 million and $0.5 million of operating expenses, respectively, related to the amortization of intangible assets.

Interest Income

During each of the three-month periods ended September 30, 2026 and 2025, we recorded $1.2 million in interest income.

Interest Expense

During the three months ended September 30, 2026 and 2025, we recorded $5.2 million and $3.7 million, respectively, in interest expense related to the debt obligations held under our 2026 Credit Agreement and 2023 Amended Credit Agreement. The increase in interest expense was primarily due to the write-off of $2.1 million in unamortized debt issuance costs related to the 2023 Amended Credit Agreement, offset by a $0.6 million decrease in loan interest expense and loan amortization expense.

Other Expense, Net

During the three months ended September 30, 2026 and 2025, we recorded other expense, net of $0.6 million and $0.5 million, respectively. The other expense, net for each period primarily related to the foreign exchange impact from the revaluation of certain assets and liabilities denominated in foreign currencies into U.S. Dollars.

Provision for Income Taxes

For the three months ended September 30, 2026 and 2025, we recorded an income tax provision of $2.5 million and $2.7 million, respectively.

The income tax provisions for the three months ended September 30, 2026 and 2025 consisted of (1) taxes on the income of our foreign subsidiaries, (2) state taxes in jurisdictions where we have no remaining state net operating losses, (3) foreign withholding taxes, and (4) tax expense associated with the establishment of a U.S. deferred tax liability for amortizable goodwill resulting from the acquisition of Enterasys Networks, Inc., the WLAN business from Zebra Technologies Corporation, the Campus Fabric Business from Avaya LLC and the Data Center Business from Brocade Communications Systems.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report are prepared in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted under SEC rules and regulations. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. On an ongoing basis, we evaluate our estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, we consider the following accounting estimates to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements:

•
Revenue Recognition
•
Inventory Valuation and Purchase Commitments

There have been no changes to our critical accounting estimates since the filing of our last Annual Report on Form 10-K.

Liquidity and Capital Resources

The following table summarizes information regarding our cash and cash equivalents (in thousands):

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$244,520	$211,758

As of September 30, 2026, our principal sources of liquidity consisted of cash and cash equivalents of $244.5 million, accounts receivable, net of $167.7 million, and available borrowings under our 2026 Revolving Facility of $285.6 million. Our principal uses of cash include the purchase of finished goods inventory from our contract manufacturers, payroll and other operating expenses related to the development and marketing of our products, purchases of property and equipment, repayments of debt and related interest and share repurchases. We believe that our $244.5 million of cash and cash equivalents as of September 30, 2026, our cash flow from operations and the availability of borrowings from the 2026 Revolving Facility will be sufficient to fund our planned operations for at least the next 12 months and into the foreseeable future.

On February 18, 2025, we announced that our Board had authorized management to repurchase up to $200.0 million of shares of our common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Under this repurchase program, purchases may be made from time to time in the open market or pursuant to a 10b5-1 plan. The manner, timing and amount of any future purchases will be determined by our management based on its evaluation of market conditions, stock price, Extreme’s ongoing determination that it is the best use of available cash and other factors. The 2025 Repurchase Program does not obligate us to acquire any shares of our common stock, and it may be suspended or terminated at any time without prior notice and will be subject to regulatory considerations.

During the three months ended September 30, 2026, we repurchased a total of 844,131 shares of our common stock on the open market at a total cost of $25.0 million, with an average price of $29.62 per share. As of September 30, 2026, we had approximately $88.0 million remaining available under the 2025 Repurchase Program.

On July 29, 2026, we entered into a Credit Agreement (the “2026 Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The 2026 Credit Agreement provided us with more favorable interest rates and covenant terms and further extended the maturity date of our debt obligation. The 2026 Credit Agreement provides for a five-year revolving loan facility in an aggregate principal amount of $500.0 million (the “2026 Revolving Facility”). The 2026 Revolving Facility includes an uncommitted accordion feature, pursuant to which we may request incremental revolving loan commitments and/or incremental term loans in an aggregate amount not to exceed the sum of (A) the greater of (i) $175.0 million and (ii) 100.0% of Consolidated EBITDA, plus (B) an amount equal to any voluntary prepayments (in the case of voluntary prepayments of revolving indebtedness, accompanied by a permanent reduction to the related revolving commitments) of indebtedness under the 2026 Revolving Facility and other first lien indebtedness, plus (C) an unlimited amount subject to pro forma compliance with our consolidated total net leverage ratio and consolidated interest charge coverage ratio financial covenants.

Borrowings under the 2026 Credit Agreement bear interest, and at our election, borrowings may be made at either the alternate base rate or Adjusted Term SOFR, plus an applicable margin that is calculated based on our Consolidated Total Net Leverage Ratio from time to time and ranges from 1.25% to 2.00% in the case of loans accruing interest based on the Adjusted Term SOFR Rate and from 0.25% to 1.00% in the case of loans accruing interest based on the Alternate Base Rate (it being understood that the Adjusted Term SOFR Rate as defined can be no lower than 0.00% and the Alternate Base Rate as defined can be no lower than 1.00%). In addition, we have agreed to pay to the lenders under the 2026 Credit Agreement certain customary fees, including a commitment fee on the average daily unused portion of the revolving commitments under the 2026 Credit Agreement, which ranges from 0.20% to 0.25% based on our consolidated total net leverage ratio from time to time. The commitments under the 2026 Credit Agreement will terminate, and all outstanding amounts thereunder will be due and payable, on the earliest of (i) July 29, 2031, (ii) the date of termination of the commitments by us, and (iii) in connection with an exercise of remedies after the occurrence of an event of default.

The 2026 Credit Agreement requires us to maintain certain minimum financial ratios at the end of each fiscal quarter. The 2026 Credit Agreement also includes covenants and restrictions that limit, among other things, our ability to incur additional indebtedness, create liens upon any of our property, merge, consolidate or sell all or substantially all of its assets. The 2026 Credit Agreement also includes customary events of default which may result in acceleration of the outstanding balance.

On the closing date of the 2026 Credit Agreement, we terminated the 2023 Amended Credit Agreement and repaid all outstanding indebtedness under the 2023 Amended Credit Agreement, together with all accrued and unpaid interest and fees. At closing, we borrowed $200.0 million of revolving loans under the 2026 Credit Agreement and used the proceeds to repay the outstanding indebtedness under the 2023 Amended Credit Agreement and to pay for fees and expenses related to the 2026 Credit Agreement. As of September 30, 2026, the $200.0 million of revolving loans were outstanding under the 2026 Credit Agreement, which were recorded as “Long-term debt” in the condensed consolidated balance sheets.

As of September 30, 2026, we were in compliance with the terms and financial covenants under the 2026 Credit Agreement.

Key Components of Cash Flows and Liquidity

A summary of the sources and uses of cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025
Net cash provided by (used in) operating activities	$45,424	$(13,998)
Net cash used in investing activities	(6,760)	(6,855)
Net cash used in financing activities	(5,802)	(1,716)
Foreign currency effect on cash and cash equivalents	(100)	(173)
Net increase (decrease) in cash and cash equivalents	$32,762	$(22,742)

Net Cash Provided by (used in) Operating Activities

Cash provided by operating activities in the three months ended September 30, 2026 was $45.4 million, including net income of $16.0 million and non-cash expenses of $36.4 million for items such as amortization of intangible assets, amortization of cloud computing implementation costs, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory, debt issuance cost write-off, provision for credit losses and interest. Other sources of cash for the period included increases in accounts payable, deferred revenue and other accrued liabilities. This was partially offset by increases in inventories, prepaid expenses and other assets, accounts receivable and decreases in accrued compensation and operating lease liabilities.

Cash used in operating activities in the three months ended September 30, 2025 was $14.0 million, including our net income of $5.6 million and non-cash expenses of $29.8 million for items such as amortization of intangible assets, share-based compensation, depreciation, reduction in carrying amount of right-of-use assets, deferred income taxes, provision for excess and obsolete inventory, provision for doubtful accounts and interest. Other uses of cash for the period included decreases in other accrued liabilities, accrued compensation and benefits, and operating lease liabilities, and increases in accounts receivable and other assets. This was partially offset by increases in deferred revenue and accounts payable and a decrease in inventory.

Net Cash Used in Investing Activities

Cash used in investing activities in the three months ended September 30, 2026 was $6.8 million for purchases of property and equipment and capitalized software development costs.

Cash used in investing activities in the three months ended September 30, 2025 was $6.9 million for purchases of property and equipment and capitalized software development costs.

Net Cash Used in Financing Activities

Cash used in financing activities in the three months ended September 30, 2026 was $5.8 million due to the repayment of $165.0 million for the 2023 Amended Credit Agreement, share repurchases of $25.0 million under the 2025 Repurchase Program, payments of $12.1 million for taxes withheld on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options, and $3.7 million in payments for debt issuance costs related to the 2026 Credit Agreement. This was partially offset by $200.0 million in borrowings under the 2026 Credit Agreement.

Cash used in financing activities in the three months ended September 30, 2025 was $1.7 million primarily due to share repurchases of $12.0 million under the 2025 Repurchase Program, payments of $11.0 million for taxes withheld on vested and released stock awards net of proceeds from the issuance of shares of our common stock under our ESPP and exercise of stock options, and debt repayments of $3.8 million, partially offset by a $25.0 million borrowing against the 2023 Revolving Facility.

Foreign Currency Effect on Cash and Cash Equivalents

Foreign currency effect on cash and cash equivalents decreased in the three months ended September 30, 2026, primarily due to changes in foreign currency exchange rates between the U.S. Dollar and particularly the Indian Rupee, the UK Pound and the Euro.

Contractual Obligations

As of September 30, 2026, we had contractual obligations resulting from our debt arrangement, agreements to purchase goods and services in the ordinary course of business and obligations under our operating lease arrangements.

Our debt obligations relate to amounts owed under our 2026 Credit Agreement. As of September 30, 2026, we had $200.0 million of debt borrowed and outstanding, which matures on July 29, 2031. We are subject to interest on our debt obligations and an unused commitment fee. See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report for additional information regarding our debt obligations.

Our unconditional purchase obligations represent the purchase of long lead-time component inventory that our contract manufacturers procure in accordance with our forecast. We expect to honor the inventory purchase commitments within the next 12 months. As of September 30, 2026, we had non-cancelable commitments to purchase $117.1 million of inventory, including commitments for semiconductor components. These obligations reflect our ongoing effort to secure component supply and reduce supply chain risk given continued constraints in the global semiconductor market. See Note 8, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information regarding our purchase obligations.

We lease facilities under operating lease arrangements at various locations that expire at various dates through our fiscal year 2033. As of September 30, 2026, the value of our obligations under operating leases was $32.5 million. In addition, we have future lease commitments of $8.7 million for leases that have not commenced as of September 30, 2026.

We have contractual commitments to our suppliers which represent commitments for future services. As of September 30, 2026, we had contractual commitments of $19.4 million that are due through fiscal year 2029.

We have immaterial income tax liabilities related to uncertain tax positions and we are unable to reasonably estimate the timing of the settlement of those liabilities.

We did not have any material commitments for capital expenditures as of September 30, 2026.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates on our debt and from foreign currency exchange rate fluctuations.

Interest Rate Sensitivity

Debt

We are exposed to interest rate fluctuations primarily through variable-rate borrowings under the 2026 Credit Agreement, which is described in Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements in this Report. As of September 30, 2026, we had $200.0 million of debt outstanding. During the quarter ended September 30, 2026, the average daily outstanding amount was $189.3 million, with a high of $200.0 million and a low of $165.0 million.

The following table presents hypothetical changes in interest expense for the quarter ended September 30, 2026, on the outstanding borrowings under the 2026 Credit Agreement as of September 30, 2026, that are sensitive to changes in interest rates (in thousands):

	Change in interest expense given a decrease in interest rate of X bps*		Average outstanding	Change in interest expense given an increase in interest rate of X bps*
Description	(100 bps)	(50 bps)	as of September 30, 2026	100 bps	50 bps
Debt	$(473)	$(237)	$189,348	$473	$237

* The underlying interest rate was 5.08% as of September 30, 2026.

Exchange Rate Sensitivity

A majority of our sales and expenses are denominated in U.S. Dollars. While we conduct some sales transactions and incur certain operating expenses in foreign currencies and expect to continue to do so, we do not anticipate that foreign exchange gains or losses will be significant, in part because of our foreign exchange risk management process discussed below.

Foreign Exchange Forward Contracts

We record all derivatives on the balance sheet at fair value. From time to time, we enter into foreign exchange forward or zero-cost collar contracts to attempt to mitigate the effect of gains and losses generated by foreign currency transactions related to certain forecasted operating expenses and remeasurement of certain assets and liabilities denominated in foreign currencies. Changes in the fair value of our foreign exchange forward contracts are offset largely by re-measurement of the underlying foreign currency denominated assets and liabilities. As of September 30, 2026 and June 30, 2026, foreign exchange forward contracts not designated as hedging instruments had a total notional principal amount of $83.4 million and $68.0 million, respectively. Changes in the fair value of derivatives are recognized in “Other expense, net.” For the three months ended September 30, 2026 and 2025, the condensed consolidated statements of operations included net losses of $0.4 million and $1.4 million, respectively from these contracts.

Zero-Cost Collar Contracts

Changes in the fair value of our zero-cost collar contracts are recorded as a component of “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. Amounts recorded in “Accumulated other comprehensive loss” related to the changes in the fair value of these derivatives are reclassified to the condensed consolidated statement of operations in the same period that the underlying hedged transaction affects earnings. As of September 30, 2026 and June 30, 2026, zero-cost collar contracts designated as cash flow hedges had a total notional principal amount of $91.9 million and $82.5 million, respectively, and had maturities of less than twelve months. As of September 30, 2026, these contracts had unrealized losses of $1.9 million. For the three months ended September 30, 2026, these contracts had realized net losses of $0.3 million. As of September 30, 2025, there were no outstanding zero-cost collar contracts that were designated as hedging instruments.

Foreign Currency Transactions

For the three months ended September 30, 2026 and 2025, we recognized foreign currency transaction net gains of less than $0.1 million and foreign currency transaction net gains of $0.9 million, respectively, related to the change in fair value of foreign currency denominated assets and liabilities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1. Legal Proceedings

For information regarding litigation matters required by this item, refer to Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and Note 8, Commitments and Contingencies, to the Notes to Condensed Consolidated Financial Statements, in this Report, which are incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2026, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 30, 2026.

The following table provides stock repurchase activity during the three months ended September 30, 2026 (in thousands, except per share amounts):

				Approximate Dollar Value
	Total	Average	Total Number of Shares	of Shares
	Number of	Price Paid	Purchased as Part of	That May Yet Be Purchased
	Shares	per Share	Publicly Announced	Under the Plans or Programs
	Purchased	(2)	Plans or Programs	(1) (2)
Beginning amount available to repurchase				$113,000
July 1, 2026 - July 31, 2026	777	$29.60	777	89,996
August 1, 2026 - August 31, 2026	67	29.79	67	88,000
September 1, 2026 - September 30, 2026	—	—	—	88,000
Total	844	$29.62	844
Remaining amount available for repurchase				$88,000

(1)
On February 18, 2025, we announced that the Board had authorized management to repurchase up to $200.0 million of shares of the Company’s common stock over a three-year period, commencing July 1, 2025 (the “2025 Repurchase Program”). Refer to Note 9, Stockholders’ Equity, in the Notes to Condensed Consolidated Financial Statements included elsewhere in this Report for further information regarding the 2025 Repurchase Program.
(2)
The aggregate price and the average price per share do not include the effect of the excise tax under the provisions of the Inflation Reduction Act.

Item 3. Defaults Upon Senior Securities - Not Applicable

Item 4. Mine Safety Disclosures - Not Applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans of Directors and Section 16 Officers

On August 8, 2026, Edward Meyercord, the Company's President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 540,000 shares of the Company's common stock until November 30, 2027.

On August 11, 2026, Katayoun (“Katy”) Motiey, the Company's Executive Vice President and Chief Legal, Administrative & Sustainability Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) for the sale of up to 46,500 shares of the Company's common stock until December 31, 2027.

Item 6. Exhibits

(a)
Exhibits:

Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Number	Filed Herewith

10.1	Credit Agreement, dated as of July 29, 2026, among Extreme Networks, Inc., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	7/30/2026	10.1

10.2#	Amendment to the Extreme Networks, Inc. Executive Change in Control Severance Plan.	10-K	8/17/2026	10.14

31.1	Section 302 Certification of Chief Executive Officer.				X

31.2	Section 302 Certification of Chief Financial Officer.				X

32.1*	Section 906 Certification of Chief Executive Officer.				X

32.2*	Section 906 Certification of Chief Financial Officer.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

# Indicates management or board of directors contract or compensatory plan or arrangement.

* Exhibits 32.1 and 32.2 are being furnished and shall not be filed or be a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”); are deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise are not subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under these sections, the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXTREME NETWORKS, INC.
(Registrant)
/s/ Kevin Rhodes
Kevin Rhodes
Executive Vice President and Chief Financial Officer (Principal Accounting Officer) October 29, 2026